Form 10-Q
period 1997-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1997-08-05
CIK 1035423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    (Mark One)

    /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997 or

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from  ______________ to ______________

    Commission file number  Pending_____________________________________________

                                       Atlantic Express Transportation
                                     Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          New York                            13-392-3467
--------------------------------------------  --------------------------------------------
      (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)

                               7 North Street, Staten Island, New York,
                                   10302-1205
--------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)               (Zip
                                     Code)

                                                         (718)
                                    442-7000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

    Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_______ No_______ Note: This is a voluntary filing; Registrant not yet subject to Section 13 or 15(d).

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_______ No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lates practicable date.

100 Shares of Common Stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                              PAGE
                                                                                            ---------

ITEM 1. Financial Statements:

Consolidated Balance Sheets at March 31, 1997 (unaudited) and June 30, 1996...............          1

Consolidated Statements of Operations for the Three Month Periods Ended March 31, 1997 and
 1996 (unaudited) and the Nine Month Periods Ended March 31, 1997 and 1996 (unaudited)....          2

Consolidated Statements of Cash Flows for the Nine Month Periods Ended March 31, 1997 and
 1996 (unaudited).........................................................................          3

Notes to Consolidated Financial Statements (unaudited)....................................          5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations...........................................................................          6

PART II. OTHER INFORMATION

None.

Signatures..............................................................         10

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       MARCH 31,
                                                                                                         1997
                                                                                        JUNE 30,     -------------
                                                                                          1996
                                                                                      -------------   (UNAUDITED)
ASSETS
Current:
  Cash and cash equivalents.........................................................  $   1,211,258  $  22,593,492
  Marketable securities.............................................................             --      1,500,000
  Accounts receivable...............................................................     25,687,921     28,337,986
  Replacement parts and other inventory.............................................        994,412      1,179,312
  Notes receivable..................................................................        180,760        165,984
  Prepaid expenses and other current assets.........................................      5,120,364      6,165,191
                                                                                      -------------  -------------
      Total current assets..........................................................     33,194,715     59,941,965
                                                                                      -------------  -------------
Property, plant and equipment, less accumulated depreciation........................     58,193,715     72,341,941
                                                                                      -------------  -------------
Other assets:
  Restricted cash and cash equivalents..............................................      1,870,000      1,120,000
  Retainage.........................................................................        513,556        513,556
  Investments.......................................................................        229,000        229,000
  Marketable securities.............................................................             --      2,516,072
  Deferred lease expense............................................................        655,008        644,427
  Transportation contract rights, net...............................................      3,391,718      3,040,698
  Deferred financing and organization costs, net....................................        704,781      5,822,672
  Due from affiliates...............................................................      4,468,974      4,421,396
  Notes receivable..................................................................        293,664        165,133
  Deposits and other noncurrent assets..............................................        858,482      1,196,793
  Deferred tax assets...............................................................             --        686,800
                                                                                      -------------  -------------
      Total other assets............................................................     12,985,183     20,356,547
                                                                                      -------------  -------------
                                                                                      $ 104,373,613  $ 152,640,453
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current:
  Current portion of long-term debt.................................................  $  11,328,497  $     136,691
  Accounts payable..................................................................      1,760,426      1,645,798
  Accrued compensation..............................................................      3,116,893      5,507,728
  Accrued workmen's compensation....................................................         60,000      1,322,488
  Current portion of insurance reserve..............................................      1,447,000      2,351,130
  Accrued interest..................................................................             --      1,970,835
  Other accrued expenses and current liabilities....................................      4,301,210        285,265
  Payable to creditors under the plan of reorganization.............................        331,815        104,516
                                                                                      -------------  -------------
      Total current liabilities.....................................................     22,345,841     13,324,451
                                                                                      -------------  -------------
Long-term debt, net of current portion..............................................     48,326,701    110,524,483
                                                                                      -------------  -------------
Payable to creditors -- noncurrent..................................................         39,975             --
                                                                                      -------------  -------------
Other long-term liabilities.........................................................      2,285,619      3,050,477
                                                                                      -------------  -------------
Deferred income taxes...............................................................      1,890,000             --
                                                                                      -------------  -------------

Stockholder's equity:
  Common Stock -- authorized 200 shares, issued and outstanding 100 shares:.........        250,000        250,000
  Additional paid-in capital........................................................     13,188,926     13,188,926
  Retained earnings.................................................................     16,046,551     12,456,381
  Unrealized loss on marketable securities, net.....................................             --       (154,265)
                                                                                      -------------  -------------
      Total stockholder's equity....................................................     29,485,477     25,741,042
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                                                                      $ 104,373,613  $ 152,640,453
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              MARCH 31,                     MARCH 31,
                                                                     ----------------------------  ----------------------------
                                                                         1996           1997           1996           1997
                                                                     -------------  -------------  -------------  -------------

                                                                             (UNAUDITED)                   (UNAUDITED)
Revenues...........................................................  $  41,599,978  $  45,546,940  $ 101,161,414  $ 115,713,501
                                                                     -------------  -------------  -------------  -------------
Costs and expenses:
  Cost of operations...............................................     33,653,600     37,736,152     82,139,069     97,392,122
  General and administrative.......................................      2,699,932      3,042,330      7,790,427      8,595,279
  Depreciation and amortization....................................      2,610,372      2,743,029      7,496,257      8,097,779
                                                                     -------------  -------------  -------------  -------------
                                                                        38,963,904     43,521,511     97,425,753    114,085,180
                                                                     -------------  -------------  -------------  -------------
      Income (loss) from operations................................      2,636,074      2,025,429      3,735,661      1,628,321
Interest...........................................................      1,471,974      2,810,345      3,761,937      5,958,979
                                                                     -------------  -------------  -------------  -------------
  Income (loss) before provision (benefit) for income taxes and
    extraordinary item.............................................      1,164,100       (784,916)       (26,276)    (4,330,658)
  Provision (benefit) for income taxes.............................        452,045       (386,048)        (9,197)    (1,818,800)
                                                                     -------------  -------------  -------------  -------------
  Income (loss) before extraordinary item..........................        712,055       (398,868)       (17,079)    (2,511,858)
Extraordinary items:
  Loss on early extinguishment of debt net of tax benefit of
    $390,000.......................................................             --        522,369             --        552,369
  Write-off of deferred finance charges net of tax benefit of
    $368,000 as a result of re-financing...........................             --        525,943             --        525,943
                                                                     -------------  -------------  -------------  -------------
Net income (loss)..................................................  $     712,055  $  (1,477,180) $     (17,079) $  (3,590,170)
                                                                     -------------  -------------  -------------  -------------
                                                                     -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         1996            1997
                                                                                     -------------  --------------

                                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)................................................................        (17,079)     (3,590,170)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Extraordinary items............................................................       --             1,836,312
    Deferred income taxes..........................................................       --            (2,576,800)
    Depreciation...................................................................      6,919,850       7,313,809
    Amortization...................................................................        576,407         783,970
    Transfer to restricted cash....................................................     (1,120,000)       --
    Other..........................................................................       (220,832)       --
    Decrease (increase) in:
      Accounts receivable and retainage............................................     (6,055,134)     (2,650,065)
      Inventory....................................................................       (270,789)       (184,900)
      Prepaid expenses and other current assets....................................       (525,184)     (1,044,827)
      Deferred lease expense.......................................................         67,632          10,581
      Deposits and other noncurrent assets.........................................          6,397        (338,311)
    Increase (decrease) in:
      Accounts payable.............................................................       (174,992)       (114,628)
      Accrued expenses and other current liabilities...............................      4,318,933       2,512,343
      Other long-term liabilities..................................................        234,900         764,858
                                                                                     -------------  --------------
      Net cash provided by operating activities....................................      3,740,109       2,722,172
                                                                                     -------------  --------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         1996            1997
                                                                                     -------------  --------------

                                                                                              (UNAUDITED)
Cash flows from investing activities:
  Additions to property, plant and equipment.......................................     (3,142,910) $   (9,574,493)
  Purchase of transportation contract rights.......................................       (688,833)       (250,000)
  Due from affiliates..............................................................       (100,596)         47,578
  Notes receivable.................................................................        771,161         143,307
  Investments......................................................................       --            (4,170,337)
                                                                                     -------------  --------------
      Net cash used in investing activities........................................     (3,161,178)    (13,803,946)
                                                                                     -------------  --------------
Cash flows from financing activities:
  Proceeds of additional borrowings................................................      6,515,269     118,473,894
  Principal payments on borrowings.................................................     (7,315,268)    (79,536,124)
  Deferred financing and organization costs........................................       (166,999)     (6,206,488)
  Transfer to restricted cash......................................................       (750,000)       --
  Payments to creditors under the plan of reorganization...........................     (1,086,716)       (267,274)
                                                                                     -------------  --------------
      Net cash provided by (used in) financing activities..........................     (2,803,714)     32,464,008
                                                                                     -------------  --------------
Net increase (decrease) in cash and cash equivalents...............................     (2,224,783)     21,382,234
Cash and cash equivalents, beginning of period.....................................      3,700,128       1,211,258
                                                                                     -------------  --------------
Cash and cash equivalents, end of period...........................................  $   1,475,345  $   22,593,492
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.......................................................................  $   2,522,800  $    3,260,367
    Income taxes...................................................................         68,000          80,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Supplemental schedule of noncash investing and financing activities:
  Loans incurred for purchase of property, plant and equipment.....................  $  15,810,361  $   11,887,542
  Loans incurred for purchase of contract rights...................................      2,670,000        --
  Deferral of payment for contract rights..........................................        250,000        --
  Use of restricted cash to pay down debt..........................................       --               750,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF ACCOUNTING

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's financial statements as of and for the year ended June 30, 1996. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.

    Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

    ACCOUNTING POLICIES: The following accounting policy has been adopted by the Company subsequent to the June 30, 1996 financial statements due to the recent purchase of marketable securities.

    MARKETABLE SECURITIES: In accordance with Financial Accounting Standards Board Statement No. 115, the Company determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase, and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as hold-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.

2. REFINANCING

    On February 4, 1997, the Company issued $110,000,000 aggregate principal amount of its 10 3/4% Senior Secured Notes due 2004 (the "Original Notes"). The net proceeds from the sale of the Original Notes were used to repay its existing indebtedness, to buy-out certain leases and for certain other corporate purposes. The Original Notes contain certain covenants, including limitations on payments of dividends. Pursuant to the registration rights agreement relating to the Original Notes (the "Registration Rights Agreement"), the Original Notes were required to be registered with the Securities and Exchange Commission by July 3, 1997. Due to the acquisition of Central and the entrance into the Los Angeles market, such registration did not occur by its given deadline, and the Company is required to pay penalties of $5,500 per week for the first 90 days and $11,000 per week thereafter until such registration is effective.

    Penalties incurred upon the above mentioned early extinguishment of debt and unamortized deferred finance charges written off have been reported net of their related tax benefits as extraordinary items. Upon consummation of the offering of the Original Notes, the Company entered into a $30.0 million revolving credit facility (the "Revolving Credit Facility").

3. SUBSEQUENT EVENTS

    The Company signed a definitive agreement, effective July 1, 1997, to acquire 100% of the common stock of Central New York Coach Sales & Service, Inc. and Jersey Bus Sales, Inc. and related real property (collectively, "Central"). Total consideration consisted of (i) $26.5 million cash, including the repayment of long term indebtedness as of June 30, 1997 (at March 31, 1997 long term debt was $5.3 million), (ii) the repayment of short term indebtedness net of cash as of June 30, 1997 (at March 31, 1997 such net short

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

3. SUBSEQUENT EVENTS (CONTINUED)
term debt was $3.0 million) and (iii) the issuance of a $2.2 million note and mortgage relating to certain real property.

    In May 1997, the Los Angeles Unified School District awarded three contracts (collectively, the "L.A. Contract") to the Company. The L.A. Contract is for five years, commencing in September 1997.

    The Company estimates that entrance into the Los Angeles market will require approximately $12.6 million of capital expenditures, including approximately $2.9 million for the purchase of real property, $8.5 million for the purchase of vehicles and $1.2 million for real property improvements.

    In July 1997, the Company entered into negotiations with respect to the issuance of approximately $40,000,000 additional aggregate principal amount of its 10 3/4% Senior Secured Notes due 2004 (the "Additional Notes") in order to consumate the acquisition of Central and the Company's entrance into the Los Angeles market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    REVENUES. Revenues were $45.5 million for the three months ended March 31, 1997 compared to $41.6 for the comparable period in 1996, an increase of $3.9 million or 9.5%. This increase was due primarily to (i) the award of a new contract in St. Louis which commenced in September 1996 and added $2.3 million of revenues, (ii) new contracts awarded to the Paratransit Division which added $1.3 million of revenues and, (iii) $0.3 million in contract rate increases and other billings.

    GROSS PROFIT. Gross profit decreased by $0.1 million or 1.7% to $7.8 million for the three months ended March 31, 1997 from $7.9 million for the three months ended March 31, 1996. This decrease was due primarily to (i) increases in fuel costs for the three months ended March 31, 1997 compared to March 31, 1996 and (ii) three less revenue days (partially offset by one less payroll day) in the 1997 period compared to the prior year under the New York City Board of Education contracts due to the nature of the school calendar. As a percentage of revenues, gross profit was 17.1% and 19.1% for the three months ended March 31, 1997 and March 1996, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.0 million for the three months ended March 31, 1997 compared to $2.7 million for the three months ended March 31, 1996, an increase of $0.3 million or 12.7%. This increase was related primarily to increased administrative payroll costs related to a new contract in St. Louis and other office staff additions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $2.7 million for the three months ended March 31, 1997 compared to $2.6 million for the three months ended March 31, 1996, an increase of $0.1 million or 5.1%. This increase was due primarily to the purchase of additional vehicles for new contracts.

    INCOME FROM OPERATIONS. Income from operations was $2.0 million for the three months ended March 31, 1997 compared to $2.6 million for the three months ended March 31, 1996, a $0.6 million decrease.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

    REVENUES. Revenues were $115.7 million for the nine months ended March 31, 1997 compared to $101.2 million for the comparable period in 1996 an increase of $14.5 million or 14.4%. This increase was due primarily to (i) new contracts awarded to the Paratransit Division, which added $4.7 million of revenues; (ii) $1.4 million in contract rate increases and other billings; (iii) the acquisition of school bus routes in the State of New York in October 1995, which added $1.0 million of revenues; (iv) the award of a new contract in St. Louis, which was initiated in September 1996 and added $5.9 million of revenues; (v) $0.6 million of additional summer contracts: and (vi) $0.9 million of additional Pre-K/Medicaid billings.

    GROSS PROFIT. Gross profit was $18.3 million for the nine months ended March 31, 1997 compared to $19.0 million for the nine months ended March 31, 1996 a decrease of $0.7 million or 3.7%. This decrease was due primarily to (i) an increase in fuel costs for the nine months ended March 31, 1997 from nine months ended March 31, 1996 and (ii) two additional salary days and two less revenue days in the 1997 period compared to the 1996 period under the New York City Board of Education contracts due to the nature of the school calendar. As a percentage of revenues, gross profit was 15.8% and 18.8% for the nine months ended March 31, 1997 and March 31, 1996, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8.6 million for the nine months ended March 31, 1997 compared to $7.8 million for the nine months ended March 31, 1996, an increase of $0.8 million or 10.3%. This increase was related primarily to increased administrative payroll costs related to a new contract in St. Louis and other office additions. However, general and administrative expenses decreased as a percentage of revenues to 7.4% in the nine months ended March 31, 1997 from 7.7% in the nine months ended March 31, 1996, primarily as a result of the Company's increase in sales and its ability to spread the cost of its administrative staff and facilities over a larger revenue base.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $8.1 million for the nine months ended March 31, 1997, compared to $7.5 million for the nine months ended March 31, 1996, an increase of $0.6 million or 8.0%. This increase was due primarily to the purchase of additional vehicles for new contracts.

    INCOME FROM OPERATIONS. Income from operations was $1.6 million for the nine months ended March 31, 1997 compared to $3.7 million for the nine months ended March 31, 1996, a $2.1 million decrease.

LIQUIDITY AND CAPITAL RESOURCES

    This Form 10-Q contains certain forward-looking statements, including statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements.

    The Company had historically financed both its working capital and capital expenditures with short-term financing. As a result, the Company had been subject to significant debt amortization and refinancing requirements which strained the Company's cash flows, especially during the seasonal low periods.

    On February 4, 1997, the Company issued $110,000,000 of the Original Notes. The net proceeds from the sale of the Original Notes were used to repay its existing indebtedness, to buy-out certain leases and for certain other corporate purposes. The Original Notes contain certain covenants, including limitations on

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES payments of dividends. Pursuant to the Registration Rights Agreement, the Original Notes were required to be registered with the Securities and Exchange Commission by July 3, 1997. Due to the acquisition of Central and the entrance into the Los Angeles market, such registration did not occur by its given deadline, and the Company is required to pay penalties of $5,500 per week for the first 90 days and $11,000 per week thereafter until such registration is effective.

    Management believes that cash balances generated by the Offering of the Original Notes and its Revolving Credit Facility, which was undrawn at March 31, 1997, will provide the Company with significantly more liquidity.

    Management anticipates total capital expenditures of $23.2 million in fiscal 1997, of which approximately $21.5 million were funded by March 31, 1997, including $6.2 million from the proceeds of the offering of the Original Notes. The capital expenditures made by March 31, 1997 include approximately $10.2 million for the purchase of new buses for the new contract in St. Louis and $5.1 million of capital expenditures for additional vehicles, equipment and the expansion of the Company's corporate headquarters. The capital expenditures funded from the proceeds of the offering of the Original Notes relate to the acquisition of a new Medicaid business and purchase of certain assets previously leased. With the current fleet size, management anticipates making approximately $3.5 million of annual capital expenditures for regular replacement of vehicles and approximately $2.5 million of annual maintenance capital expenditures.

    NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $2.7 million for the nine months ended March 31, 1997, primarily due to $8.1 million of depreciation and amortization. This source of funds was offset in part by a $3.6 million net loss and a $1.5 million use of funds for working capital. Net cash provided by operating activities was $5.7 million for fiscal 1996, due primarily to net income of $1.4 million and depreciation and amortization of $9.7 million which were offset in part by $4.7 million of funds used for working capital and $1.1 million of funds transferred to restricted cash as collateral for a letter of credit.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. For the nine months ended March 31, 1997, the Company made $21.5 million of capital expenditures to acquire additional vehicles and equipment, purchase certain assets previously leased, and for expansion of the Company's corporate headquarters. Of these capital expenditures, $11.9 million were directly financed. In addition, the Company purchased $4.2 million of marketable securities. In fiscal 1996, the Company made $20.6 million of capital expenditures, of which $17.4 million were directly financed. In addition, the Company purchased $3.4 million of contract rights in fiscal 1996, of which $2.7 million were directly financed. The Company operates in a capital intensive industry which has historically required significant capital expenditures to attain additional bus routes and purchase additional buses to service such routes. The Company's maintenance capital expenditures were approximately $1.7 million in fiscal 1996.

    In July 1997, the Company signed a definitive agreement to acquire 100% of the common stock of Central New York Coach Sales, Inc. and Jersey Bus Sales, Inc. The Company will pay total consideration of $31.7 million, consisting of
(i) $26.5 million in cash (including the repayment of long-term indebtedness);
(ii) the assumption and repayment of $3.0 million of short-term indebtedness net of cash (as of March 31, 1997); and (iii) the issuance of a $2.2 million mortgage and note relating to certain real property. If the acquisition of Central had occurred on June 30, 1996, the Company believes that it would have reduced its capital expenditure requirements by approximately $1.9 million in the year ended June 30, 1997 by purchasing buses through Central at more favorable rates.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

    In May 1997, the Los Angeles Unified School District awarded the L.A. Contract to the Company. The L.A. Contract is a five-year contract, with service scheduled to commence in September 1997. The Company estimates that entrance into the Los Angeles market will require approximately $12.6 million of capital expenditures, including approximately $2.9 million for the purchase of real property, $8.5 million for the purchase of vehicles and $1.2 million to real properly improvements.

    On April 30, 1997, the Company acquired substantially all of the assets of
V. Sabella Bus Co., Inc., a school bus business, for $1.1 million.

    In July 1997, the Company entered into negotiations with respect to the issuance of approximately $40,000,000 of the Additional Notes in order to consumate the acquisition of Central and the Company's entrance into the Los Angeles market.

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash provided by financing activities totaled $32.5 million for the nine months ended March 31, 1997, due primarily to $110 million of proceeds from the offering of the Original Notes plus $8.5 million of additional borrowing (including an increase of $2.9 million in the Company's revolving line of credit), offset by $79.8 million of principal and debt amortization requirement (including $73.8 million used from the proceeds of the offering of the Original Notes). In addition, the Company incurred $11.9 million of indebtedness to directly finance capital expenditures for the nine months ended March 31, 1997. In fiscal 1996, net cash used in financing activities totaled $5.0 million due to $12.1 million of principal repayments and debt amortization requirements, which were offset by $8.1 million of additional borrowings, used to finance normal working capital needs and $0.8 million of funds transferred to restricted cash. In addition, the Company incurred $20.1 million of aggregate indebtedness to directly finance capital expenditures and acquisitions of contract rights.

    At March 31, 1997, the Company's total debt and stockholder's equity were $110.6 million and $25.7 million, respectively. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will depend upon its future performance, which will be subject to general economic conditions, its ability to achieve cost savings and other financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company cannot generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of such debt (including the Notes), sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.

Part II.  OTHER INFORMATION

None.

                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                ATLANTIC EXPRESS TRANSPORTATION CORP.

                                By:  /s/ NATHAN SCHLENKER
                                     -----------------------------------------
                                     Nathan Schlenker
                                     CHIEF FINANCIAL OFFICER

August 5, 1997