Form 10-K405
period 1997-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1997-10-15
CIK 1035423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: PENDING

                     ATLANTIC EXPRESS TRANSPORTATION CORP.
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                      13-392-3467
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
   7 NORTH STREET, STATEN ISLAND, NEW YORK                      10302-1205
  (Address of principal executive offices)                      (Zip Code)

                                 (718) 442-7000

               Registrant's telephone number, including area code

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No __ Note: This is a voluntary filing; Registrant not yet subject to Section 13 or 15(d).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of September 1, 1997, 100 shares of Common Stock, no par value, were outstanding, all of which were held by an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

    GENERAL

    UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO THE "COMPANY" AND "ATLANTIC" ARE TO ATLANTIC EXPRESS TRANSPORTATION CORP. AND ITS SUBSIDIARIES, AND, FOR PERIODS PRIOR TO FEBRUARY 4, 1997, THE SUBSIDIARIES OF ATLANTIC EXPRESS TRANSPORTATION GROUP INC. (TOGETHER WITH ITS PREDECESSORS, "AETG") ENGAGED IN THE TRANSPORTATION BUSINESS. ATLANTIC CONDUCTS ITS BUSINESS THROUGH ITS SUBSIDIARIES. REFERENCES TO FISCAL YEARS ARE TO YEARS ENDING JUNE 30.

    Atlantic is one of the largest providers of school bus transportation in the United States. The Company has contracts with 54 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to its school bus transportation operations (the "School Bus Division"), the Company provides services to public transit systems for physically and mentally challenged passengers (the "Paratransit Division"), transportation for pre-kindergarten children and Medicaid recipients (the "Pre-K/Medicaid Operations"), and express commuter line and charter and tour bus services (the "Coach Division"). Atlantic has a fleet of approximately 3,600 vehicles operating from 32 facilities.

    Atlantic is a wholly owned subsidiary of AETG. AETG has contributed to the Company all of the issued and outstanding stock of the subsidiaries of AETG, other than those subsidiaries that are engaged in AETG's entertainment business.

    Atlantic was founded in 1964 as a school bus company based in Staten Island, New York. Domenic Gatto, Chairman of the Board, Chief Executive Officer and President of the Company, commenced employment with the Company in 1973 and purchased the Company in 1974, at which time the Company operated only 16 buses. In 1979, the Company was awarded two major school bus transportation contracts by the New York Board of Education, which substantially increased the Company's revenues. These contracts, which were originally awarded for a period of three years, have been extended successively through fiscal 2000. From 1982 to 1987, the Company strengthened its presence in New York City through the acquisition of 14 regional school bus transportation companies which, in aggregate, contributed approximately $26.3 million of revenues in fiscal 1997. In 1986, the Company won and purchased additional contracts in New York City, which also have been extended successively through 2000, and which contributed revenues of approximately $27.1 million in fiscal 1997. From 1986 to 1989, the Company further strengthened its presence in New York City through the acquisitions of four local contractors and expanded its operations to Nassau and Suffolk counties on Long Island, New York, through a combination of acquisitions and winning new contracts. From 1990 to 1995, the Company consummated five additional acquisitions in the New York metropolitan area and three acquisitions on Long Island, New York, which generated approximately $23.4 million of revenues in fiscal 1997. In addition to the Company's expansion in the New York greater metropolitan area, the Company extended its operations to Philadelphia in 1993, where it was the successful bidder for a new contract, which, when combined with subsequent acquisitions in 1993 and additional new contracts received in 1996 and 1997, contributed approximately $9.8 million of revenues in fiscal 1997. Continuing its strategy of expanding its operations outside New York City, the Company established operations in St. Louis in 1995 and 1996 by winning contracts, which contributed $17.1 million of revenues in fiscal 1997.

SCHOOL BUS DIVISION

    The School Bus Division is Atlantic's largest division. The Company has contracts to provide school bus transportation in 54 school districts located in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. The Company's revenues from school bus operations have increased at a compound annual growth rate of 14.3%, from $90.3 million in fiscal 1994 to $135.0 million in 1997.

    SERVICES. The Company generally provides services for transportation of open enrollment ("Regular Education") students through the use of standard school buses, and transportation for physically or mentally challenged ("Special Education") students through the use of an assortment of vehicles, including standard school buses, passenger vans, and lift-gate vehicles, which are capable of accommodating wheelchair bound students. In most jurisdictions serviced by the Company, escorts are required to accompany drivers on Special Education vehicles.

    CONTRACTS. The Company's school bus transportation contracts are awarded by school districts based on public bidding or request for proposal ("RFP") process. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a contract renewal rate of approximately 98%. Compensation under school bus transportation contracts is generally based upon a daily rate per vehicle which is established either by public bidding or by proposal and negotiation with respect to RFP contracts. Contracts in New York City provide for the payment of the daily vehicle rate (which encompasses all costs of the Company, including driver and escorts) for days of scheduled performance in accordance with the school calendar and provides for payment in the event of school cancellation as a result of inclement weather or other emergencies. The number of vehicles required is determined by the school districts, initially pursuant to its bid specifications and/or RFP, and is subject to change.

    Commencing June 1995, the Company received five-year extensions on all 17 of its school bus transportation contracts with the Board of Education of the City of New York (the "New York Board of Education"). To receive these extensions, the Company agreed to a reduction in its rates in fiscal 1996 and to a ceiling on the increases in fiscal 1997 and 1998. Thereafter, the contracts provide that the Company will receive increases based upon the applicable Consumer Price Index ("CPI") increase.

    The Company's school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, the Company secures the performance of its New York Board of Education contracts through the use of performance bonds plus cash retainages of 5% of amounts due to the Company. In most instances, the Company has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 1997, the Company had provided performance bonds aggregating $19.9 million.

    CUSTOMERS. The Company has longstanding relationships with many of the school districts which it services. School districts with which the Company does business generally appoint a business manager and/ or transportation supervisor to oversee school bus transportation operations. Larger school districts have separate bureaus or divisions which regulate and supervise the provision of school bus transportation services. Passenger safety, timeliness and quality of service are among the factors used by school bus transportation administrators to evaluate the Company.

    In the Company's experience, unless a school district is dissatisfied with the services of a school bus transportation contractor, school districts tend to extend existing contracts rather than solicit bids from potential replacement contractors, unless applicable law or the terms of the contract otherwise require. Management believes that replacing an existing contractor through a bidding process generally has resulted in higher prices to districts than contract extensions because of the significant start-up costs that a replacement contractor faces. Bidding also exposes a school district to uncertainty in the quality of service which would be provided by a new contractor.

    Historically, school districts awarded school bus transportation contracts through a public bidding process by which such contracts were required to be awarded to the lowest responsible bidder, without regard to quality of service. However, management believes that due, in part, to the poor performance of certain low-priced school bus transportation contractors, school districts will increasingly rely on a RFP process, which enables school administrators to broaden the factors considered when awarding a contract. Factors such as passenger safety, timeliness and quality of service, among others, are generally considered under the RFP process. In 1996, the State of New York (where the Company has its largest concentration of school bus transportation contracts) adopted legislation which, for the first time, permits school districts in the State of New York to select school bus transportation contractors through a RFP process. Management believes that because of the reputation it has developed in the school bus transportation industry, it is well-positioned to obtain contracts which are awarded by the RFP process as well as by public bidding.

    The Company's 17 contracts with the New York Board of Education have been successively extended through fiscal 2000. The New York Board of Education accounted for 46.1%, 49.8%, and 57.0% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively. No other customer contributed greater than 7% of the Company's revenues during these periods.

PARATRANSIT DIVISION

    The Paratransit Division is Atlantic's second largest and fastest growing division. The Paratransit Division's revenues have increased from $3.4 million in fiscal 1994 to $19.0 million in fiscal 1997. Management believes the demand for paratransit services in the United States will continue to grow over the next several years. Pursuant to the Americans with Disabilities Act of 1990 (the "ADA"), certain public transit systems are required to provide comparable services to disabled persons who are unable to use standard public transportation. The ADA required over 500 public transit systems in the United States to implement fully operational paratransit systems by January 1997. Because the ADA was enacted in 1990, the paratransit services industry is relatively young, with most existing contracts having been awarded in the last five years. The larger public transit systems in the United States rely predominantly upon the private sector to perform paratransit services, while approximately one-half of the small and medium size systems outsource paratransit transportation services. Management believes many small companies that have been providing paratransit services may be unable to fulfill the complex service requirements of paratransit contracts, and thus many of the contracts presently held by such operators may not be renewed. The Company has gained substantial experience in satisfying the rigorous demands of such contracts and plans to compete aggressively to obtain new paratransit contracts in the next five years as contracts awarded expire. With the exception of relatively minor contributions for some vehicle acquisition costs, the ADA requirement to provide paratransit services was an unfunded mandate by the federal government. An industry source estimates that the annual cost of providing paratransit services in the United States is approximately $1 billion.

    Better known national paratransit providers include Laidlaw Transit, Inc., Ryder ATE, a division of Ryder Systems Inc., Southeast Transit Management Inc. and the Company. In addition, paratransit services are also provided by several hundred smaller local paratransit companies and by local municipalities.

    To achieve passenger safety and to satisfy paratransit contract requirements, the Company has instituted a comprehensive driver training course which encompasses defensive driving, passenger sensitivity, first aid and CPR procedures, passenger assistance techniques and a comprehensive knowledge of disabilities of the passengers which the Company transports. The Company has also developed and implemented complex and comprehensive routing and scheduling programs in order to provide its paratransit services in accordance with rapid response times which are contractually mandated. Paratransit services are primarily funded by public transit systems.

    SERVICES. The Company's paratransit services are rendered based upon advance call-in requests for transportation, which are generally scheduled by the Company. At June 30, 1997, the Company had approximately 300 vehicles consisting of full-size four-door sedan automobiles and lift-equipped vans to service its paratransit transportation contracts. The Paratransit Division has developed a substantial degree of expertise in developing and providing transportation services required by its physically or mentally challenged passengers in this developing segment of the transportation industry.

    CONTRACTS. The terms of the Company's paratransit contracts range from one to five years. The scope of services and contract requirements vary considerably from one jurisdiction to another. The three general components of paratransit transportation services are (i) providing the actual transportation services;
(ii) reserving passenger requests for service; and (iii) sorting and scheduling passenger requests for service. Some of the Company's customers require the Company to perform all three components of service while other customers perform one or more of such functions themselves. Paratransit vehicles are either provided by the transit agency or the Company depending upon the terms of a particular contract. The Company is generally entitled to a specified charge per hour of vehicle service. Paratransit users pay the Company a fixed amount per trip determined by the local transit system governmental entity (which may be equal to or based upon prevailing public transportation fees in the jurisdiction in question), which is credited against the monthly contract price due from the local transit system.

    CUSTOMERS. The Company presently performs paratransit services under contracts with public transit systems in New York City; Yonkers, New York; Louisville, Kentucky; Atlantic City, New Jersey; and Bucks County and Montgomery County, Pennsylvania. Management believes that its New York City Transit Authority contract is one of the largest paratransit contracts awarded to date in the United States.

PRE-K/MEDICAID OPERATIONS

    The Company provides transportation for physically or mentally challenged children between the ages of three and five, to and from pre-kindergarten facilities located in the New York City metropolitan area. At June 30, 1997, the Company transported approximately 351 children each school day with approximately 38 vehicles pursuant to contracts with the New York City Department of Transportation. Each vehicle requires the presence of an escort who is responsible to assist the children on and off the bus. Escorts are employed and trained by the Company. The Company is compensated on a per child basis at rates which were determined pursuant to public bidding. In September 1997, the Company returned five contracts utilizing 18 vehicles and transporting 187 children and elected to extend the balance of its contracts.

    The Company also performs contracts with private, not-for-profit organizations, which are funded under Medicaid, for the transportation of physically or mentally challenged passengers to and from rehabilitation facilities. At June 30, 1997, the Company utilized 80 vehicles in the performance of these contracts and receives compensation based upon a daily rate per person transported, which rates of compensation vary based upon ambulatory and nonambulatory passengers.

    The Company generated approximately 3.9% of its revenues in fiscal 1997 from its Pre-K/Medicaid Operations.

COACH DIVISION

    The Company provides express commuter, charter and tour bus transportation services with a fleet of 32 luxury motor coaches and 15 mini coaches.

    For the year ended June 30, 1997, express commuter services were provided to approximately 700 passengers from a "Park and Ride" facility (which is leased from an affiliate company in AETG's entertainment business) in Staten Island, New York to and from Manhattan on a daily basis.

    Charter and tour bus operations include single day and multi-day charters throughout the continental United States and Canada. In addition, the Company operates scheduled line services between New York City and Atlantic City under contractual arrangements with tour operators. Luxury coaches are generally contracted for individual special events. The Company's contracts for coach services vary based on duration and length of trip. This segment of the Company's operations generated 3.4% of the Company's revenues in fiscal 1997.

REORGANIZATION

    In March 1992, Atlantic Express Inc., the predecessor in interest to AETG, and certain subsidiaries of the Company filed a voluntary petition requesting relief from creditors under chapter 11 of the Bankruptcy Code of 1986, as amended (the "Bankruptcy Code"). In August 1993, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") entered an order confirming a Joint Plan of Reorganization (the "Plan"). The Plan has been consummated and a final decree closing the chapter 11 proceeding was entered by the Bankruptcy Court in January 1994. As part of the reorganization, on August 23, 1993, Atlantic Express Inc. (which operated in two industries: transportation and entertainment), transferred all of its assets and liabilities to AETG, which became the new parent company. On January 30, 1997, AETG transferred all operating assets and liabilities pertaining to the transportation operations to the Company, which became the parent company of the companies operating in the transportation industry. A major cause of the chapter 11 filing was the seizure of the Company's principal bank by the Federal Deposit Insurance Corporation on the maturity date of the Company's outstanding notes due to such bank (and the consequent non-renewal of such notes) during a period when the Company was experiencing liquidity constraints due to, among other things, certain non-recurring expenses. The chapter 11 proceedings did not adversely affect the Company's relationship with any of the school districts which it serviced at the time of, or subsequent to, the chapter 11 proceedings. All transportation contracts of the Company were performed without interruption and have since been further extended by each of such school districts. Moreover, the Company has not encountered difficulty in bidding for or negotiating contracts with new school districts as a result of the chapter 11 proceedings.

RECENT TRANSACTIONS

    CERTAIN OF THE RECENT TRANSACTIONS (AS DEFINED BELOW) DISCUSSED BELOW OCCURRED AFTER JUNE 30, 1997, THE END OF THE FISCAL YEAR COVERED BY THIS FORM 10-K. NEVERTHELESS, THE DISCUSSION HAS BEEN INCLUDED TO PROVIDE A MORE COMPLETE DESCRIPTION OF THE BUSINESS OF THE COMPANY AS OF THE DATE OF THE FILING OF THIS FORM 10-K. CERTAIN OF THE INFORMATION PROVIDED IN THIS FORM 10-K IS GIVEN AS OF JUNE 30, 1997, AFTER GIVING EFFECT TO THE RECENT TRANSACTIONS. THE EVENTS DESCRIBED BELOW IN THIS SUBSECTION ARE COLLECTIVELY REFERRED TO AS THE "RECENT TRANSACTIONS."

    RECENT FINANCING ACTIVITY. On February 4, 1997, the Company issued $110.0 million aggregate principal amount of its 10 3/4% Senior Secured Notes due 2004 (the "Original Notes") in a private placement. The offering of the Original Notes was part of a refinancing plan designed to extend the maturity of the Company's indebtedness, provide the Company with additional financing and operating flexibility, and enhance the Company's financial liquidity. The Company applied the net proceeds of the offering of the Original Notes (i) to repay existing indebtedness; (ii) to terminate certain operating leases and purchase the vehicles and other assets leased thereunder; (iii) to acquire a Medicaid Business (as defined) and purchase additional vehicles to perform the Company's obligations thereunder; and (iv) for general corporate purposes.

    Upon consummation of the offering of the Original Notes, the Company entered into a $30.0 million revolving credit facility (the "Revolving Credit Facility").

    In August 1997, the Company issued an additional $40.0 million aggregate principal amount of 10 3/4% Senior Secured Notes due 2004 (the "Additional Notes") in a private placement. The Company applied the net proceeds of the offering of the Additional Notes to (i) acquire 100% of the common stock of Central New York Coach Sales & Service, Inc. ("Coach") and Jersey Bus Sales, Inc. ("Jersey") and certain related real property (together with Coach and Jersey, collectively "Central") and (ii) to fund the Company's entrance into the Los Angeles market.

    ACQUISITION OF CENTRAL. On August 14, 1997, the Company completed the acquisition of Central for total consideration of $26.5 million of cash less long-term indebtedness, which as of June 30, 1997, was $4.8 million, and its agreement to issue a $2.2 million mortgage and note relating to certain real property. The Company funded the acquisition of Central by using a portion of the proceeds from the sale of the Additional Notes.

    Central is the leading authorized distributor of school buses manufactured by Blue Bird Body Company ("Blue Bird"), which is the leading manufacturer of school buses in North America. Central also currently operates 147 school buses in New Jersey. The Company intends to continue to operate the businesses of Central. Mr. Thomas Denney, the President and Chief Executive Officer of Central since July 1978, will continue in such positions with Central.

    ENTRANCE INTO THE LOS ANGELES MARKET. In May 1997, the Los Angeles Unified School District (the "LAUSD") awarded the Company contracts for up to 150 school buses (collectively, the "L.A. Contract") and in July 1997, a private school awarded an 18 vehicle contract to the Company. The L.A. Contract is a five-year contract, with services commencing in September 1997. The entrance into the Los Angeles market required $12.6 million of capital expenditures, including $2.9 million for the purchase of real property, $8.5 million for the purchase of vehicles and $1.2 million for real property improvements. Prior to June 30, 1997, the Company has made certain of these capital expenditures.

    NEW PARATRANSIT CONTACTS. In July 1997, the Company was awarded a three-year contract to provide paratransit services in Philadelphia, Pennsylvania by the Southeastern Pennsylvania Transportation Authority ("SEPTA") (the "SEPTA Contract"). Pursuant to the SEPTA Contract, SEPTA will provide the Company with all of the required vehicles and, as a result, the Company will not need to make significant capital expenditures to fulfill its obligations thereunder. In May 1997, the Company was also awarded a six-month paratransit contract in Montgomery County, Pennsylvania.

    ACQUISITION OF SABELLA. On April 30, 1997, the Company acquired substantially all of the assets of V. Sabella Bus Co., Inc. ("Sabella"), a New York City school bus contractor which currently operates 74 school bus routes, for $1.1 million.

FOCUS ON PASSENGER SAFETY AND SERVICE

    Management has developed a corporate culture focused on passenger safety and service. Atlantic participates in the "Safe Bus" program, under which complaints regarding school bus drivers' performance and safety are registered by an independent party and forwarded to the Company for remedial action. Unlike many of its competitors, the Company requires its drivers to wear standardized uniforms, thereby reinforcing its professional image. In addition, all drivers are required to attend periodic safety workshops and training programs, which emphasize defensive driving and courteous behavior. Management believes that its emphasis on passenger safety and service is a competitive advantage and a major contributor to its success in winning new contracts.

FLEET MANAGEMENT AND MAINTENANCE

    At June 30, 1997, after giving effect to the Recent Transactions, the Company had a fleet of 3,637 vehicles and the average age of the Company's fleet was 6.1 years (6.7 years for school buses, which account for 61.9% of the Company's fleet). School buses have an average useful life of approximately 16 years.

    At June 30, 1997, after giving effect to the Recent Transactions, the fleet was maintained by the Company's trained mechanics at its 32 facilities. The Company has a comprehensive preventive maintenance program for its equipment to minimize equipment down time and prolong equipment life. Programs implemented by the Company include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by the Company's mechanics.

    The following is a breakdown of the Company's fleet of vehicles at June 30, 1997 after giving effect to the Recent Transactions:

                                                               LIFT/               SERVICE
                                                                RAMP                 AND
                                          SCHOOL   MINIVANS   EQUIPPED             SUPPORT
                                          BUSES    AND CARS   VEHICLES   COACHES   VEHICLES   TOTAL
                                          ------   --------   --------   -------   --------   -----
Owned...................................  2,124      709        333         33        47      3,246
Leased..................................    129      107        123         14        18        391
Total...................................  2,253      816        456         42        65      3,637
                                          ------   --------   --------   -------     ---      -----
                                          ------   --------   --------   -------     ---      -----
Average age (years).....................    6.7      5.1        5.4        5.3       5.5        6.1
                                          ------   --------   --------   -------     ---      -----
                                          ------   --------   --------   -------     ---      -----

    In addition to the vehicles in the table above, the Company will operate 116 vehicles provided by SEPTA pursuant to the SEPTA contract.

    The Company used $5.8 million of the net proceeds of the offering of the Original Notes to terminate certain operating leases and purchase approximately 230 related vehicles and other assets. Currently, the Company's operating leases have terms which range from five to seven years and require fixed monthly payments. The leases generally have fixed rates which are negotiated on the lease origination date.

EMPLOYEES

    At June 30, 1997, the Company had over 5,600 employees to provide transportation services, consisting of approximately 4,084 drivers, 886 escorts, 284 mechanics and 16 porters. In addition, there were approximately 330 employees in executive, operations, clerical and sales functions. The Company's school bus drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment on school buses. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

    The Company requires its drivers to complete a thorough and comprehensive training process in addition to satisfying federal and state requirements. In some states, such as New York, a special subclass of license is required for school bus drivers. The Company's paratransit drivers are also required to complete special training. Drivers undergo a 20 hour basic training course once a year and a two hour refresher class twice per year. In addition, drivers are required to be fingerprinted and pass a defensive driving test, as well as physical, oral and written tests. Further, all drivers must pass a pre-employment drug test as well as random drug and alcohol tests during the course of each year. Pursuant to federal and state law, each year the Company is required to randomly test 50% of its drivers for drug use and 25% for alcohol use.

    At June 30, 1997, approximately 68% of the Company's employees were members of various labor unions and the Company was a party to 15 collective bargaining agreements, eight of which, covering approximately 2,000 employees, expire over the next three years and one of which, covering 1526 employees of the School Bus Division, has expired. In the third quarter of fiscal 1997, the Transport Workers Union of America won an election to unionize a subsidiary of the Company that has approximately 355 employees. Management does not expect a material increase in its labor costs as a result of such unionization, although no assurance can be given as to the outcome of negotiations with the representatives of the newly unionized employees. Management believes that its relations with its employees are satisfactory. The Company has had no strikes or work stoppages in the past 10 years.

    At June 30, 1997, approximately 37% of the Company's school bus drivers, escorts and mechanics were represented by Local 1181 of the Amalgamated Transit Union, which primarily represents personnel rendering services on behalf of the New York Board of Education. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and certain escorts. All contracts awarded by the New York Board of Education during the past 17 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guarantee Corporation, withdrawal liability for contributing employers to the plan, such as the Company, is essentially eliminated, provided that withdrawal is based upon the loss of New York Board of Education contracts and that the successor contractor becomes a contributing employer to the plan.

    Pursuant to the Central acquisition, the Company employs an additional 141 school bus drivers and seven escorts, and a staff of seven full-time mechanics for its school bus contract operations. Central's drivers are paid an hourly wage rate. At July 1, 1997, Central had 124 employees engaged in the school bus sales business consisting of approximately 16 employees in executive, operations and clerical functions, 14 employees engaged in sales, 88 full-time and part-time mechanics and six employees engaged in other business-related activities. None of Central's employees are members of labor unions and Central is not party to any collective bargaining agreements. Management of Central believes that its relations with its employees are satisfactory. Central has had no strikes or work stoppages in its 22 year history.

RISK MANAGEMENT AND INSURANCE

    The Company maintains various forms of liability insurance against claims made by third parties for bodily injury or property damage resulting from operations. Such insurance consists of (i) general liability insurance of $50 million per occurrence with no deductible against claims resulting from other (e.g., non-automobile) liability exposures; (ii) automobile liability insurance of up to $50 million per occurrence, subject to a $250,000 deductible per occurrence and an aggregate annual deductible of $3.4 million; and (iii) statutory workers' compensation and employers' liability insurance, subject to an aggregate annual deductible of $2.8 million ($250,000 per occurrence). Beyond the deductibles and per occurrence limits mentioned herein, the automobile liability coverage provides indemnity for an unlimited number of occurrences and the general liability coverage provides $50 million aggregate coverage per location. The Company's insurance policies provide coverage for a one year term and are, therefore, subject to annual renewal.

    The Company self-insures its annual automobile and workers compensation insurance deductibles through Atlantic North Casualty Company ("Atlantic North"), a wholly owned captive insurance company chartered in Vermont. The Company believes it is able to (i) reduce the premium expense paid to its third-party insurance carriers and (ii) increase its investment income through the retention and investment of premium income in excess of amounts paid under claims in any given period. Atlantic North's total claims liability is partially funded by premium income and receivables from the Company, which, in turn, are limited to the amount of the combined deductibles on the Company's automobile and workers compensation insurance policies (currently $6.2 million annually).

    The Company obtained a reduction of approximately $1 million in the initial scheduled premium for its workers' compensation coverage for calendar 1997 compared to calendar 1996. Such reduction was due in part to the Company's recent claims experience and to recent tort reform and managed care initiatives in New York State, where most of the Company's employees work. The Company's ability to permanently obtain the benefit of such premium reductions is subject to the Company's future claims experience, which cannot be predicted with certainty. If the Company's workers' compensation claims experience is significantly adverse, the Company may be required to apply a portion or all of its premium savings towards policy retentions and future premiums could increase.

    In addition, the Company maintains catastrophic coverage of $20 million per occurrence, for an unlimited number of occurrences, subject to a $100,000 deductible per occurrence. This insurance provides replacement cost coverage for losses on the Company's fleet and insurance against business interruptions resulting from the occurrence of natural catastrophes. The Company also maintains property insurance for the replacement cost of all of its real and personal property.

COMPETITION

    The school bus transportation industry is highly competitive. The Company competes on the basis of its reputation for passenger safety, quality of service and price. Management believes it is competitive in each of these areas. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. The Company has many competitors in the school bus transportation business including transportation companies with resources and facilities substantially greater than those of the Company. The Company competes with Laidlaw Transit, Inc., a division of Laidlaw, Inc., the largest private transportation contractor in North America, Ryder Student Transportation, a division of Ryder System, Inc., the second largest company in the industry and Durham Transportation Inc., in addition to other regional and local companies.

ENVIRONMENTAL MATTERS

    The Company's operations are subject to a broad range of federal, state and local environmental laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees ("Environmental Laws"). In addition, a number of the Company's facilities are located in metropolitan areas where there is a long history of industrial and/or commercial use. The Company is taking into account the requirements of such Environmental Laws in the improvement, modernization, expansion and start-up of its facilities and therefore has retained a consultant to implement a program to assure that existing facilities comply with such requirements. As with most transportation companies, the Company could incur significant costs related to environmental compliance or remediation; these costs, however, most likely would be incurred over a period of years. Compliance with Environmental Laws or more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of such laws and future regulatory action regarding soil or groundwater, may require material expenditures by the Company.

    Under various Environmental Laws a current or previous owner of real estate or operations conducted thereon may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants. The presence of, or failure to properly remediate, such substances, may adversely affect the ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility regardless of whether such facility is owned or operated by such person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

    Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing material ("ACM") when such materials are in poor condition or in the event of building remodeling, renovation or demolition. Such laws may impose liability for the release of

ACM and may provide for third parties to seek recovery from owners or operators of real estate for personal injury associated with ACM. The Company has not undertaken an environmental assessment or ACM survey at all of its facilities. However, based on previous inquiries, the Company is aware that ACM is present at various facilities, some of which may be in a condition requiring removal or encapsulation at this time.

    Underground storage tanks ("USTs") are located at many of the Company's properties. In the case of USTs operated by previous owner-operators, the Company has not evaluated whether such USTs were closed in accordance with applicable legal requirements. The Company has retained a consultant to assist it in implementing a compliance program to assure that its USTs conform to applicable legal requirements that become effective in 1998. The Company estimates the costs of implementing such program will not exceed $500,000. In addition, property owned and/or operated by the Company may be impacted by offsite issues, such as leaking USTs or previous or current industrial operations. Except in certain instances in connection with the removal of a UST, the Company has not undertaken an analysis of the condition of the subsurface soils at its properties.

    In connection with its ownership and operation of its properties, the Company may be potentially liable for costs in connection with the matters discussed above (including costs of investigation and remediation), which costs could have a material adverse effect on the Company. With respect to Central's facilities, the Company has sought to reduce the impact of such costs by obtaining certain representations and indemnities from the sellers of Central. The indemnity covers environmental matters to the extent that such matters exceed $200,000 and involve a maximum of $1,000,000. To be indemnified, the Company must assert any claims within four years of the consummation of the Central acquisition. The Company has no assurance that the sellers will perform their indemnification obligations.

GOVERNMENT REGULATION

    The Company is subject to a wide variety of federal, state and municipal laws and regulations concerning vehicle standards and equipment maintenance; qualification, training and testing of employees; and qualification and maintenance of operating facilities. The Company's vehicles are subject to federal motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA"). Specific standards are promulgated by the NHTSA with regard to school buses pursuant to the School Bus Safety Act of 1974. The Company's vehicles are also subject to the laws and regulations of each state in which it operates, which are often more stringent than applicable federal requirements. For example, in New York State, in addition to federal standards, regulations promulgated by the New York State Department of Motor Vehicles and the New York State Department of Transportation ("NYSDOT") require that school buses be equipped with high back seats, lefthand emergency door exits, 16 gauge side panels and illuminated school bus signs. All school buses and paratransit vehicles are required to be inspected twice annually by NYSDOT inspectors in accordance with a rigorous set of standards covering each mechanical component of the vehicles.

    The Company's employees are subject to various federal and state laws and regulations pertaining to driver qualifications, and drug, alcohol and substance abuse testing. The Commercial Motor Vehicle Safety Act of 1986 requires drivers of commercial vehicles, including school buses, motor coaches and paratransit vehicles, to obtain a commercial drivers license. Many states have additional licensing requirements for subclasses of drivers such as school bus drivers and/or paratransit drivers. Under regulations enacted at the state and/or local levels, the Company's school bus drivers and paratransit drivers are required to complete certain minimum basic training and follow-up refresher classes annually. Pursuant to regulations promulgated by the United States Department of Transportation under the Drug Free Workplace Act of 1988, the Company's drivers are required to undergo pre-employment drug and alcohol testing, and the Company is required to conduct random testing for drug and/or alcohol abuse. Similar drug and alcohol abuse testing is also required under various state laws. The Company's operating and maintenance facilities for its

School Bus Division, Paratransit Division and Pre-K/Medicaid Operations are also required to be maintained in accordance with regulations promulgated by various federal and state agencies including departments of education, departments of motor vehicles and state departments of transportation.

ITEM 2. PROPERTIES

    The Company is headquartered in Staten Island, New York. Subsidiaries of the Company, after giving effect to the Recent Transactions, provide transportation services and sales from 32 facilities (of which six are owned, 23 leased and three which are partially owned and partially leased) in seven states. The facilities are utilized for bus storage, repair and maintenance and/or administrative purposes. The following table outlines the facilities owned or leased by the Company or its subsidiaries at June 30, 1997.

                                                                          SQUARE
           AREA                 FACILITY LOCATION        OWNERSHIP        FOOTAGE           TYPE OF OPERATION
--------------------------  --------------------------  -----------  -----------------  --------------------------
New York..................  7 North Street                   Owned         131,000      Coach
                            Staten Island
                            52 Bayview Ave.                 Leased          37,500      School Bus
                            Staten Island
                            141 East Service Road West      Leased         300,250      Coach
                            Shore Expressway Staten
                            Island
                            46-81 Metropolitan Ave.          Owned         203,000      School Bus/Paratransit
                            Ridgewood                                                   Pre-K/Medicaid
                            107-10 180th St. Jamaica        Leased         221,000      School Bus
                            1752 Shore Parkway              Leased         225,000      School Bus
                            Brooklyn
                            1380-86 Ralph Avenue            Leased         186,840      School Bus
                            Brooklyn
                            Exterior St.                    Owned/         177,000      School Bus
                            The Bronx                       Leased
                            c/o Somers Jr. High School      Leased          87,120      School Bus
                            Route 202 Somers
                            870 Nepperhan Ave. Yonkers      Leased          33,500      Paratransit
                            Gnarled Hollow Road             Owned/         128,763      School Bus
                            Setauket                        Leased
                            1575 Route 112                  Leased          65,000      School Bus
                            Port Jefferson Station
                            Lawson Blvd.                    Owned/         720,000      School Bus
                            Oceanside                       Leased
                            1620 New Highway                Leased         161,172      School Bus
                            Farmingdale(1)
                            91 Baiting Place Road           Leased         130,680      School Bus
                            Farmingdale
                            7765 Lakeport Rd.                Owned(2)       372,337     Central-Sales
                            Chittenango
                            2926 Lakeville Road Avon        Leased           6,000      Central-Repair Facility
New Jersey................  2628 Fire Road                  Leased          12,000      Paratransit
                            Egg Harbor Township
                            2015 Route 206 Bordentown        Owned(2)       217,824     Central-Sales
                            107 How Lane                    Leased           6,800      Central-School Bus
                            New Brunswick
                            222-226 Red Lion Road           Leased         307,650      Central-School Bus
                            South Hampton
                            70 Stacy Haines Road(3)         Leased          33,189      Central-School Bus
                            Medford

                                                                          SQUARE
           AREA                 FACILITY LOCATION        OWNERSHIP        FOOTAGE           TYPE OF OPERATION
--------------------------  --------------------------  -----------  -----------------  --------------------------
Pennsylvania..............  3740 East Thompson St.          Leased          54,425      School Bus/Paratransit
                            Philadelphia
                            6940 Norwitch Dr.               Leased           2,000      School Bus/Paratransit
                            Philadelphia(1)
                            6971 Norwitch Dr.               Leased          90,291      School Bus/Paratransit
                            Philadelphia
Connecticut...............  57 South St.                    Leased          78,408      School Bus
                            Ridgefield
Kentucky..................  925 West Broadway               Leased          42,385      Paratransit
                            Louisville
Missouri..................  200 Sidney St.                   Owned         148,104      School Bus
                            St. Louis
                            5411 Brown Ave.                 Leased         208,696      School Bus
                            St. Louis
Missouri (continued)......  1808 So. 3rd St.                Leased         115,200      School Bus
                            St. Louis
                            6810 Prescott St.               Leased         301,000      School Bus
                            St. Louis
California................  201 W. Sotello St.               Owned         158,973      School Bus
                            Los Angeles

------------------------

(1) These leases are occupied on a statutory month-to-month basis.

(2) The Company has exercised its options to acquire ownership of these properties.

(3) Lease expired on August 31, 1997. Operations have been transferred to the new South Hampton facility.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a plaintiff in a multi-party action against the New York Board of Education. The action, which is pending in the Supreme Court of the State of New York, New York County, concerns the method of calculation for increases to the daily rate of compensation paid to the Company under contract extension agreements. The New York Board of Education has claimed in preliminary audits that transportation contractors, including the Company, received contract payments in prior years which exceeded the amount to which the contractors were entitled in accordance with contract rate adjustment procedures. Following the commencement of the litigation, the Company and other school bus contractors agreed that on a prospective basis, contractors would accept the lower contract rate which the New York Board of Education calculated to be due (based upon cumulative rate adjustments) and that the difference would be held in escrow by the New York Board of Education. A favorable result in the pending action would result in a prospective increase in the Company's daily rate of compensation and the release to the Company of the funds presently held in escrow. An unfavorable result would not affect the rates of payment which the Company is presently receiving, but could result in a liability of up to $1.0 million to the New York Board of Education for claimed overpayments for past years. The Company does not believe that such pending litigation will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MARKETS

    The Company is a wholly owned subsidiary of AETG. There is no public trading market for the Company's common stock.

    The Company has never paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for each of the years in the three-year period ended June 30, 1997 were derived from the audited historical financial statements of the Company included elsewhere in this Form 10-K. The historical financial data for the year ended June 30, 1993 is unaudited, but in the opinion of management include all material adjustments necessary for a fair presentation of the financial position and the results of operations for that period. The information contained in this table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

                                                                                             YEAR ENDED JUNE 30,
                                                                           -------------------------------------------------------
                                                                             1993       1994(1)      1995       1996       1997
                                                                           ---------  -----------  ---------  ---------  ---------
                                                                                               ($ IN MILLIONS)
OPERATING DATA:
Revenues.................................................................  $    93.3   $   101.5   $   114.0  $   142.6      166.1
Income from operations...................................................        5.2         5.6         5.8        7.3        7.4
Income (loss) before extraordinary items.................................        1.1         1.9         1.5        1.4       (0.6)
Net Income (loss)                                                                1.1        12.3         2.6        1.4       (1.7)
BALANCE SHEET DATA (AT END OF PERIOD) (2):
Total assets.............................................................       63.1        68.9        83.0      104.4      154.4
Long-term obligations....................................................       11.3        28.9        42.3       59.7      110.5
Total stockholder's equity...............................................        2.5        25.5        28.1       29.5       27.6

------------------------

(1) In 1994, certain subsidiaries of the Company emerged from bankruptcy. Net income for the year ended June 30, 1994 included $10.4 million extraordinary income pertaining to forgiveness of indebtedness.

(2) The Company paid no dividends during any of the periods in the table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-K.

GENERAL

    Atlantic is one of the largest providers of school bus transportation in the United States. The Company has contracts with 54 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to the School Bus Division, the Company provides services to public transit systems for physically and mentally challenged passengers through the Paratransit Division, transportation for pre-kindergarten children and Medicaid recipients through the Pre-K/Medicaid Operations, and express commuter line and charter and tour bus services through the Coach Division. At June 30, 1997, after giving effect to the Recent Transactions, Atlantic had a fleet of 3,637 vehicles operating from 32 facilities.

    The School Bus Division accounted for 81.3%, 84.4% and 84.4% of the Company's revenues for each of fiscal 1997, 1996 and 1995, respectively. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a contract renewal rate of approximately 98%, which management believes is due to (i) its reputation for passenger safety and providing efficient, on-time service; (ii) its long-standing relationships with the school districts it services; (iii) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement; and (iv) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than the Company in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in Atlantic's primary markets, especially in the New York greater metropolitan area.

    The price per day per vehicle varies, depending upon a wide range of factors including (i) vehicle type (standard school buses, minivans, or vehicles with wheelchair lifts); (ii) the nature of service to be provided (transportation of regular enrollment students or transportation of physically or mentally challenged students); (iii) special requirements of a particular school district concerning age of vehicles and/or upgrades on equipment; and (iv) the cost of labor. Salaries and related labor costs are the most significant factors in the Company's cost structure. In urban areas, particularly those with a strong union presence, the cost of providing school bus transportation is substantially greater than in suburban and rural areas, where unions are generally less prevalent and salaries are lower. As a result, prices paid by school districts vary accordingly. School Bus Division revenues have historically been seasonal, based on the school year and holiday schedules. During the months of September through June, the Company's fleet of school buses has been generally fully utilized. Historically, during the summer months, only a portion of the Company's school buses have been needed to fulfill the Company's summer contracts for school and camp activities and special trips. The Company conducts periodic maintenance and overhauls of its school vehicles during the summer months, which increases costs during a season of lower revenues.

    The Paratransit Division which accounted for 11.4%, 8.3% and 5.3% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively, is Atlantic's second largest and fastest growing division. The terms of the Company's paratransit contracts range from one to five years. The contracts are awarded by public transit systems through a public bidding or RFP process. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies. See
Item 1, "Business -- Paratransit Division -- Contracts."

    The Company's Pre-K/Medicaid Operations accounted for less than 6% of the Company's revenues in each of the last three fiscal years. Pre-K contracts are generally awarded to the lowest responsible bidder in a public bidding process. Medicaid contracts are generally awarded through negotiations with private agencies. The Company generally services specific Pre-K bus routes during the months of September through June, and services Medicaid routes throughout the year. Pre-K and Medicaid contracts are generally paid based on number of passengers per trip.

    The Coach Division, which accounted for 3.4%, 3.9% and 4.9% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively, operates luxury coaches for express commuter services and charter and tour contracts for individual special events. The Company's contracts for coach services vary based on term and length of the trip. Coach Division charter and tour revenues are generally a function of the size and number of coaches utilized rather than the number of passengers carried.

    The principal elements of the Company's costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. Historically, costs of sales have varied directly in proportion to revenues, and approximately 88.2% of fiscal 1997 costs of sales were variable costs consisting of direct labor (primarily driver wages and related employment expenses), fuel costs and maintenance costs. At June 30, 1997, approximately 68% of the Company's employees were members of various labor unions and the Company was party to 15 collective bargaining agreements, eight of which, covering approximately

2,000 employees, expire over the next three years, and one of which, covering 1,256 employees of the School Bus Division, has already expired. In the third quarter of fiscal 1997, the Transport Workers Union of America won an election to unionize a subsidiary of the Company that has approximately 355 employees. Management does not expect a material increase in its labor costs as a result of such unionization, although no assurance can be given as to the outcome of negotiations with the representatives of the newly unionized employees. Although the Company believes that historically it has had satisfactory labor relations with its employees and their unions, the Company's inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on the Company. The average fuel cost for the Company has increased approximately 19% compared to its average fuel costs in fiscal 1996. The Company spent approximately $6.8 million on fuel in fiscal 1997. General and administrative expenses include costs associated with the Company's headquarters in Staten Island and terminal office and managerial salaries. In fiscal 1997, the Company increased the size of its staff in its corporate headquarters to accommodate the Company's growth. Management believes that it currently has sufficient staff to support anticipated revenues levels. The above cost increases are anticipated to be offset somewhat as the Company's business grows and the Company realizes economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and purchases. In addition, the Company obtained a reduction of approximately $1 million in the initial scheduled premium for its workers' compensation coverage for calendar 1997 compared to calendar 1996. Such reduction was due in part to the Company's recent claims experience and to recent tort reform and managed care initiatives in New York State, where most of the Company's employees work. The Company's ability to permanently obtain the benefit of such premium reductions is subject to the Company's future claims experience, which cannot be predicted with certainty. If the Company's workers' compensation claims experience is significantly adverse, the Company may be required to apply a portion or all of its premium savings towards policy retentions and future premiums could increase.

    Commencing June 1995, the Company received five-year extensions on all 17 of its New York Board of Education school bus transportation contracts. To receive these extensions, the Company agreed to a reduction in its rates in fiscal 1996 and to a ceiling on rate increases in fiscal 1997 and 1998 not to exceed the applicable CPI. Thereafter, the contracts provide that the Company will receive increases based solely upon the applicable CPI increase.

RESULTS OF OPERATIONS

                                                                                         YEAR ENDED JUNE 30,
                                                                   ----------------------------------------------------------------
                                                                           1995                  1996                  1997
                                                                   --------------------  --------------------  --------------------
                                                                                           ($ IN MILLIONS)
Revenues.........................................................  $   114.0      100.0% $   142.6      100.0% $   166.1      100.0%
Gross profit.....................................................       22.6       19.8       27.4       19.3       30.0       18.1
General and administrative expenses..............................        9.2        8.0       10.4        7.3       12.2        7.3
EBITDA(1)........................................................       13.4       11.8       17.0       11.9       17.8       10.7
Depreciation and amortization....................................        7.6        6.7        9.7        6.8       10.4        6.3
Income from operations...........................................        5.8        5.1        7.3        5.1        7.4        4.5
Net interest expense.............................................        3.1        2.7        5.1        3.6        8.7        5.3
Income (loss) before extraordinary item..........................        1.3        1.5        1.4        1.0       (0.6)      (0.4)
Net income (loss)................................................        2.6        2.3        1.4        1.0       (1.7)      (1.0)

------------------------

(1) EBITDA represents income from operations before depreciation and amortization. EBITDA is used in certain financial covenants in the indenture relating to the Original Notes and the Additional Notes and is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA is not a measurement presented in accordance with generally accepted accounting principles. EBITDA should not be considered in isolation; as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles; or as a measure of the Company's profitability or liquidity. EBITDA as used in this Form 10-K may not be comparable to "EBITDA" as reported by other companies.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

    REVENUES. Revenues were $166.1 million in fiscal 1997 compared to $142.6 million in fiscal 1996, an increase of $23.5 million or 16.5%. This increase was due primarily to (i) new contracts awarded to the Paratransit Division, which added $8.0 million of revenues; (ii) $2.1 million in contract rate increases and other billings; (iii) the acquisition of school bus routes in the State of New York in October 1995 and May 1997, which added $2.4 million of revenues; (iv) the award of a new contract in St. Louis, which was initiated in September 1996 and added $8.3 million; (v) $0.7 million of additional summer contracts; (vi) $1.3 million of additional Pre-K/Medicaid billings; and (vii) additional runs awarded in Philadelphia, which added $0.7 million in revenue.

    GROSS PROFIT. Gross profit was $30.0 million in fiscal 1997 compared to $27.4 million in fiscal 1996, an increase of $2.6 million or 9.5%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit decreased to 18.1% in fiscal 1997 from 19.3% in fiscal 1996. This decrease was primarily due to increases in fuel expenses of 0.7% and in payroll and benefits expenses of 0.6%.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $12.2 million in fiscal 1997 compared to $10.4 million in fiscal 1996, an increase of $1.8 million or 17.3%. The increase was principally related to additional administrative payroll costs of $0.6 million related to infrastructure growth and an $0.8 million increase in the bad debt reserve. However, general and administrative expenses as a percentage of revenues remained constant at 7.3%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $10.4 million in fiscal 1997 compared to $9.7 million in fiscal 1996, an increase of $0.7 million or 7.0%. This increase was due to a net increase in depreciation in connection with the purchase of new vehicles.

    INCOME FROM OPERATIONS. Income from operations was $7.4 million in fiscal 1997 or 4.5% of revenues and $7.3 million in fiscal 1996 or 5.1% of revenues.

    NET INTEREST EXPENSE. Net interest expense was $8.7 million for the year ended June 30, 1997 compared to $5.1 million for the year ended June 30, 1996, an increase of $3.6 million or 71.4%. This increase was primarily due to $4.9 million of interest in connection with the Original Notes issued in the recent financing activity.

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS. The Company generated a loss before extraordinary items of $0.6 million in fiscal 1997 compared to income of $1.4 million in fiscal 1996, a decrease of $2.0 million. This decrease was due to the following factors: increases in interest expense, depreciation and amortization, and general and administrative expenses, offset by an increase in gross profit and increase in benefit from income taxes.

    NET INCOME (LOSS). The Company generated a net loss of $1.7 million (including extraordinary items consisting of loss on early extinguishment of debt and write off of unamortized deferred financing charges of $0.5 million each (net of $0.4 million each of taxes) for the fiscal year ended June 30, 1997 compared to $1.4 million net income (with no extraordinary items) for the fiscal year ended June 30, 1996, a decrease of $3.1 million.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

    REVENUES. Revenues were $142.6 million in fiscal 1996 compared to $114.0 million in fiscal 1995, an increase of $28.5 million or 25.0%. This increase was due primarily to (i) the acquisition of certain routes in the State of New York in May 1995 and October 1995, which added revenues of approximately $10.3 million; (ii) new school bus contracts in St. Louis, which added revenues of $9.2 million; (iii) the acquisition of Raybern Bus Service, Inc. and related companies in August 1995, which added revenues of

$4.7 million; (iv) the award of a new Paratransit Division contract in Kentucky, which added $3.4 million of revenues; and (v) approximately $2.4 million of additional Paratransit Division revenues in New York City. These increases were partially offset by a decrease of approximately $1.2 million in revenues in the Company's Pre-K/Medicaid Division due primarily to lost contracts and a further decrease of approximately $0.3 million due to a reduction in other billings.

    GROSS PROFIT. Gross profit was $27.4 million in fiscal 1996 compared to $22.6 million in fiscal 1995, an increase of $4.9 million or 21.6%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit was 19.3% and 19.8% in fiscal 1996 and fiscal 1995, respectively. Commencing June 1995, the Company received five-year extensions on all 17 of its New York Board of Education school bus transportation contracts. To receive these extensions, the Company agreed to a reduction in its rates in fiscal 1996 and to a ceiling on rate increases in fiscal 1997 and 1998. Thereafter, the contracts provide that the Company will receive increases based upon the applicable CPI increase. Consequently, the Company's gross margins in fiscal 1996 were lower than in fiscal 1995. See "-- General."

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.4 million in fiscal 1996 compared to $9.2 million in fiscal 1995, an increase of $1.3 million or 14.0%. This increase was due primarily to increased corporate staff to accommodate growth in the Company's operations, although a portion of this growth was absorbed by existing staff. As a result, general and administrative expenses decreased as a percentage of revenues to 7.3% in fiscal 1996 from 8.0% in fiscal 1995.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $9.7 million in fiscal 1996 compared to $7.6 million in fiscal 1995, an increase of $2.1 million or 27.6%. Depreciation increased $1.5 million due to the increased level of capital expenditures primarily relating to school buses acquired in connection with contracts in St. Louis, and amortization increased $0.6 million due to the purchase of certain school bus route contract rights in fiscal 1996 and amortization of deferred financing costs.

    INCOME (LOSS) FROM OPERATIONS. Income from operations was $7.3 million or 5.1% of revenues in fiscal 1996 and was $5.8 million or 5.1% of revenues in fiscal 1995.

    NET INTEREST EXPENSE. Net interest expense was $5.1 million in fiscal 1996 compared to $3.1 million in fiscal 1995, an increase of $2.0 million or 66.7%. This increase was due primarily to interest expense in connection with (i) acquisitions of new subsidiaries; (ii) the purchase of new vehicles; and (iii) the term loan obtained in October 1994.

    NET INCOME (LOSS). The Company generated net income of $1.4 million for fiscal 1996 compared to $2.6 million (including extraordinary item, forgiveness of indebtedness of $1.1 million net of $0 of taxes) for fiscal 1995, a $1.2 million decrease.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had historically financed both its working capital and capital expenditures with short-term financing. As a result, the Company had been subject to significant debt amortization and refinancing requirements which strained the Company's cash flows, especially during the seasonal low periods. In February 1997, the Company issued $110.0 million aggregate principal amount of its 10 3/4% Senior Secured Notes due 2004 (the "Original Notes") in a private placement. The offering of the Original Notes was part of a refinancing plan designed to extend the maturity of the Company's indebtedness, provide the Company with additional financing and operating flexibility, and enhance the Company's financial liquidity. Management believes that the sale of the Original Notes, together with its cash balance of $16.8 million and its Revolving Credit facility, which was undrawn at June 30, 1997 provide the Company with significantly more liquidity than had been previously available.

    In August 1997, the Company issued an additional $40.0 million aggregate principal amount of 10 3/4 Senior Secured Notes due 2004 in a private placement. The Company applied the net proceeds of the offering to acquire Central and to fund the Company's entrance to the Los Angeles market.

    Capital expenditures for the fiscal year ended June 30, 1997 totaled $26.3 million which included approximately $10.2 million for the purchase of buses for the St. Louis contract, $6.2 million funded from the proceeds of the offering of the Original Notes which relate to the Medicaid business and the purchase of assets previously leased, $2.8 million for the purchase of real property in connection with the L.A. Contract and $7.1 million of capital expenditures for additional vehicles, equipment and expansion of the Company's corporate headquarters.

    With the current fleet size, management anticipates making approximately $3.5 million of annual capital expenditures for regular replacement of vehicles and approximately $2.5 million of annual maintenance capital expenditures.

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash provided by operating activities was $4.9 million for fiscal 1997, primarily due to $10.9 million of depreciation and amortization and a $1.1 million increase in other sources of funds. This source of funds was offset in part by a $1.6 million net loss and a $5.5 million use of funds for working capital. Net cash provided by operating activities was $5.7 million for fiscal 1996, due primarily to net income of $1.4 million and depreciation and amortization of $9.7 million which were offset in part by $4.7 million of funds used for working capital and $1.1 million of funds transferred to restricted cash as collateral for a letter of credit.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. In fiscal 1997, the Company made $26.3 million of capital expenditures to acquire additional vehicles and equipment, purchase certain assets previously leased, and for expansion of the Company's corporate headquarters. Of these capital expenditures, $11.9 million were directly financed. In addition, the Company purchased $5.0 million of marketable securities, which securities are held by Atlantic North. In fiscal 1996, the Company made $20.6 million of capital expenditures, of which $17.4 million were directly financed. In addition, the Company purchased $3.4 million of contract rights in fiscal 1996, of which $2.7 million were directly financed. The Company operates in a capital intensive industry which has historically required significant capital expenditures to attain additional bus routes and purchase additional buses to service such routes. The Company's maintenance capital expenditures were approximately $1.7 million in fiscal 1996.

    In July 1997, the Company acquired Central for total consideration of $26.5 million, less long-term indebtedness, which as of June 30, 1997 was $4.8 million, and its agreement to issue a $2.2 million note and mortgage relating to certain real property.

    In May 1997, the LAUSD awarded the L.A. Contract to the Company. The L.A. Contract is a five-year contract, with services commencing in September 1997. The Company estimates that entrance into the Los Angeles market will require approximately $12.6 million of capital expenditures, including $2.9 million for the purchase of certain real property, $8.5 million for the purchase of vehicles and $1.2 million for real property improvements. Prior to June 30, 1997, the Company has made certain of these capital expenditures.

    On April 30, 1997, the Company acquired substantially all of the assets of Sabella for $1.1 million.

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash provided by financing activities totaled $31.2 million for the year ended June 30, 1997, due primarily to the net proceeds from the offering of the Original Notes plus $8.5 million of additional borrowing (including an increase of $2.9 million in the Company's revolving line of credit), offset by $79.5 million of principal and debt amortization requirement and $7.0 million in deferred financing and organization costs. In addition, the Company incurred $11.9 million of indebtedness to directly finance capital expenditures for the year ended June 30, 1997. In fiscal 1996, net cash used in financing activities totaled $5.0 million due to $12.1 million of principal repayments and debt amortization requirements, which were offset by $8.1 million of additional borrowings, used to finance normal working capital needs and $0.8 million of funds transferred to restricted cash. In addition, the Company incurred $20.1 million of aggregate indebtedness to directly finance capital expenditures and acquisitions of contract rights.

    At June 30, 1997, the Company's total debt and stockholder's equity were $110.5 million and $27.6 million, respectively. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will depend upon its future performance, which will be subject to general economic conditions, its ability to achieve cost savings and other financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company cannot generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of such debt (including the Notes), sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.

QUARTERLY FINANCIAL INFORMATION; SEASONALITY

    The table below sets forth unaudited summary financial information for the Company for the last 12 quarters. This information has been prepared by the Company on a basis consistent with its audited financial statements and includes all adjustments that management considers necessary for a fair presentation of the results for such quarters.

    The Company's operations are seasonal in nature. Historically, the first quarter of the Company's fiscal year has generated operating losses due to significantly reduced revenues of the School Bus Division during the summer months. The Company's school bus contracts generally resume in late August and early September. The Company's quarterly operating results also fluctuate due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of the Company's other divisions. Consequently, interim results are not necessarily indicative of the full year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. For example, in the fourth quarter of fiscal 1997, in most of the Company's markets, the Company experienced two additional revenue days and one less payroll day than the same period in fiscal 1996. This disparity in the school calendar had a positive impact on operating results in the fourth quarter of fiscal 1997.

                                                                                           FISCAL 1996
                                     FISCAL 1995                       ----------------------------------------------------
                 ----------------------------------------------------
                  SEPT. 30,    DEC. 31,      MARCH 31,     JUNE 30,     SEPT. 30,    DEC. 31,      MARCH 31,     JUNE 30,
                    1994         1994          1995          1995         1995         1995          1996          1996
                 -----------  -----------  -------------  -----------  -----------  -----------  -------------  -----------
                                                              ($ IN MILLIONS)
Revenue........   $    15.8    $    31.7     $    32.9     $    33.7    $    18.9    $    40.7     $    41.6     $    41.4
Income (loss)
  from
  operations...        (2.7)         2.6           2.7           3.3         (2.8)         3.8           2.6           3.7
Net income
  (loss) before
  extraordinary
  item.........        (2.1)         1.0           1.2           1.4         (2.5)         1.6           0.8           1.5
EBITDA.........        (1.1)         4.4           4.6           5.5         (0.5)         6.4           5.2           5.9


                                    FISCAL 1997

                 --------------------------------------------------
                  SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,
                    1996         1996         1997         1997
                 -----------  -----------  -----------  -----------

Revenue........   $    25.2    $    45.0    $    45.5    $    50.1
Income (loss)
  from
  operations...        (2.8)         2.4          2.0          5.8
Net income
  (loss) before
  extraordinary
  item.........        (2.5)         0.5         (0.5)         1.9
EBITDA.........        (0.2)         5.2          4.7          8.1

    Central's school bus distribution business is also seasonal in nature. Approximately 49% of Central's annual sales have occurred in the quarter ended September 30 each year, which is typical for the school bus sales industry. In addition, Central's working capital needs have tended to increase during that quarter in response to the higher seasonal sales volume and inventory is at its highest during July and August prior to heavy seasonal school bus deliveries. The Company believes the Central acquisition will partially offset the seasonal effects of the Company's school bus operations, as Central's seasonal peak has tended to occur during the months of July and August, which has been the Company's seasonal low period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the members of the Board of Directors and executive officers of the Company as of September 30, 1997. Directors serve for a term of one year or until their successors are elected and qualified.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Domenic Gatto........................................               Chairman of the Board, President and Chief Executive
                                                               48   Officer
Michael Gatto........................................               Executive Vice President, Secretary, Treasurer and
                                                               41   Director
Patrick Gatto........................................          36   Executive Vice President and Director
Nathan Schlenker.....................................          59   Chief Financial Officer
Noel Cabrera.........................................          37   Executive Vice President
Jerome Dente.........................................          51   Director of New York School Bus Operations
David Kessler........................................               Vice President and Director of the Paratransit
                                                               57   Division
John Shea............................................          47   Director
Peter Petrillo.......................................          37   Director

    The Company has expanded its Board of Directors to seven seats consisting of two directors designated by Wafra Investment Advisory Group, Inc. (the minority stockholder of AETG (the "Preferred Stockholder"), three directors designated by the majority stockholders of AETG (Domenic Gatto, Michael Gatto and Patrick Gatto) (the "Majority Stockholders"), one director to be designated by the Majority Stockholders and one director to be designated by Jefferies & Company, Inc. ("Jefferies"). Neither the Majority Stockholders or Jefferies has yet designated a director to fill its respective vacancy on the Board of Directors.

    DOMENIC GATTO, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Gatto has been President, Chief Executive Officer and Chairman of the Board of the Company and AETG since their formations. Mr. Gatto, a Vietnam veteran, began his career in the school bus business as a bus driver and has been responsible for the development of all facets of the business of the Company and AETG.

    MICHAEL GATTO, EXECUTIVE VICE PRESIDENT, SECRETARY, TREASURER AND
DIRECTOR. Mr. Gatto has been Executive Vice President, Secretary, Treasurer and a Director of the Company since its formation and has held the positions of Vice President, Secretary, Treasurer and Director of AETG since 1982. He has been employed in various capacities by AETG since 1979. Mr. Gatto oversees the overall day to day operations of the Company's school bus transportation terminals in the New York greater metropolitan area.

    PATRICK GATTO, EXECUTIVE VICE PRESIDENT AND DIRECTOR. Mr. Gatto has been Executive Vice President and a Director of the Company since its formation and has held the positions of Vice President and Director of AETG since 1990 and has been employed by AETG since 1982 in various capacities. Mr. Gatto oversees the paratransit and maintenance operations of the Company and coordinates certain facets of the Company's school bus operations in the New York greater metropolitan area.

    NATHAN SCHLENKER, CHIEF FINANCIAL OFFICER. Mr. Schlenker has been Chief Financial Officer of the Company since its formation, and has held such position at AETG since 1991. Prior to 1991 Mr. Schlenker was the Vice President of Finance of Feuer Leather Corporation, an international leather manufacturer and marketing firm. From 1973 until 1985, Mr. Schlenker was a partner of Ekstein, Ekstein & Schlenker, a firm of certified public accountants.

    NOEL CABRERA, EXECUTIVE VICE PRESIDENT. Mr. Cabrera has been Executive Vice President of the Company since its formation, a Vice President of AETG since 1994 and Executive Vice President of AETG since July 1996. Mr. Cabrera joined AETG in 1990 as a management analyst. He was previously employed as a consultant for Manasia Enterprises, a New York based consulting firm, and as a project manager for the Office of the President of the Republic of the Philippines with respect to financing of industrial projects.

    JEROME DENTE, DIRECTOR OF NEW YORK SCHOOL BUS OPERATIONS. Mr. Dente has been the Director of New York School Bus Operations for the Company since 1994. Prior to 1994 Mr. Dente served 28 years as a Transportation Officer in the United States Army, achieving the rank of Colonel. Mr. Dente received a Master of Science in Transportation Management from Florida Institute of Technology, a Master of Arts in Strategic Studies from the U.S. Naval War College and a Bachelors of Science from Widener University.

    DAVID KESSLER, VICE PRESIDENT AND DIRECTOR OF THE PARATRANSIT DIVISION. Mr. Kessler has been Vice President and Director of the Paratransit Division since 1994. He has been employed by AETG since 1989. Mr. Kessler received a Master of Public Affairs/Master of Science in Engineering from Princeton University and a Bachelors of Science in Engineering from Cornell University.

    JOHN SHEA, DIRECTOR. Mr. Shea has been a director of AETG since February 1994. Since 1991 he has been responsible for merchant banking and direct equity investments at Wafra. From 1984 to 1991, Mr. Shea was responsible for direct equity investments at Lambert Brussels Capital Corporation. He is a director of CAPMAC Holdings Inc. and Capital Markets Assurance Corporation.

    PETER PETRILLO, DIRECTOR. Mr. Petrillo has been a director of AETG and the Company since January 1997. Since January 1995, he has been a Vice President in the merchant banking and direct equity investments group at Wafra. From January 1991 to December 1994, Mr. Petrillo was a partner at Claymore Partners Ltd., a strategic and turnaround consulting firm.

    All of the members of the Board of Directors and executive officers, other than Messrs. Dente, Shea and Petrillo, were executive officers of the Company's predecessors in March 1992, when certain subsidiaries of the Company filed a voluntary petition requesting relief from creditors under chapter 11 of the Bankruptcy Code. There are no family relationships between any of the aforementioned persons, except that Messrs. Domenic Gatto, Michael Gatto and Patrick Gatto are brothers.

ITEM 11. EXECUTIVE COMPENSATION

    Directors who are employees of the Company or one of its subsidiaries or affiliates of the Preferred Stockholder do not receive additional compensation for serving as directors. It is currently contemplated that only one director of the Company (the independent director of the Company to be designated by Jefferies) will receive $25,000 as compensation for services as a director.

                           SUMMARY COMPENSATION TABLE
                             ANNUAL COMPENSATION(1)

                                                              FISCAL                           OTHER ANNUAL    ALL OTHER
NAME AND PRINCIPAL POSITION                                   YEAR(2)     SALARY      BONUS    COMPENSATION    INCOME(5)
----------------------------------------------------------  -----------  ---------  ---------  -------------  -----------

Domenic Gatto.............................................        1997   $ 486,755     --        $  94,292     $   3,193
  President and Chief Executive Officer                           1996   $ 467,578     --        $  96,090(3)  $   3,750

Michael Gatto.............................................        1997   $ 324,150     --        $  42,224     $   3,050
  Executive Vice President, Secretary and Treasurer               1996   $ 311,379     --        $  40,208(4)  $   3,750

Patrick Gatto.............................................        1997   $ 324,150     --        $  42,224     $   2,850
  Executive Vice President                                        1996   $ 311,379     --        $  40,208(4)  $   3,750

Nathan Schlenker..........................................        1997   $ 197,725  $  17,000       --         $   2,678
  Chief Financial Officer                                         1996   $ 183,352  $   2,000       --         $   3,750

------------------------

(1) There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals named in the table. There is no applicable defined benefit plan or actuarial plan under which benefits are determined, other than under Section 401(k) of the Internal Revenue Code. See note (5).

(2) In accordance with Item 402(b) of Regulation S-K, information is presented only for the Company's last two completed fiscal years.

(3) Includes (i) $25,800 for automobile allowance; (ii) $35,000 for life insurance allowance; (iii) $6,516 for disability insurance; and (iv) $28,774 and $26,976 for vacation time not taken in 1996 and 1997, respectively.

(4) Includes (i) $17,208 and $19,224 for automobile allowance in 1996 and 1997, respectively; and (ii) $23,000 for life insurance allowance.

(5) Representing contributions under Section 401(k) of the Internal Revenue
    Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    AETG owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the Common Stock and Series A Preferred Stock of AETG as of September 30, 1997 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock and Series A Preferred Stock; (ii) each director of AETG; (iii) AETG's Chief Executive Officer and the other executive officers listed in the Summary Compensation Table above; and (iv) all current directors and executive officers of AETG as a group.

                                                                                                          PERCENTAGE OF
                                                                                                         ALL OUTSTANDING
                                                          TITLE               NUMBER       PERCENTAGE        VOTING
NAME(1)                                                  OF CLASS            OF SHARES      OF CLASS      SECURITIES(2)
------------------------------------------------  ----------------------  ---------------  -----------  -----------------

Domenic Gatto(3)................................  Common Stock                      88          100.0%          55.0%

Michael Gatto(4)................................  Common Stock                      25           28.4           15.6%

Patrick Gatto(5)................................  Common Stock                      25           28.4           15.6%

Nathan Schlenker................................            --                  --             --              --

Noel Cabrera....................................            --                  --             --              --

John Shea(6)....................................            --                  --             --              --

Peter Petrillo(6)...............................            --                  --             --              --

                                                  Series A Preferred
Busco Capital Inc.(7)...........................  Stock                             72          100.0%          45.0%

All directors and executive officers of AETG as
  a group (9 persons)...........................  Common Stock                      88          100.0%          55.0%

------------------------

(1) Unless otherwise indicated, the business address of each beneficial owner is c/o Atlantic Express Transportation Group Inc., 7 North Street, Staten Island, New York 10302-1205 and each beneficial owner has sole voting power and investment power (or shares such power with his spouse) with respect to all shares of capital stock listed as owned by such beneficial owner.

(2) Under certain circumstances Busco Capital Inc. is entitled to vote on stockholder issues as though it had four times the vote it would otherwise have.

(3) Includes 25 shares of Common Stock beneficially owned by Michael Gatto and 25 shares of Common Stock beneficially owned by Patrick Gatto, as to which Domenic Gatto has sole voting power over the shares pursuant to irrevocable proxies. See notes (4) and (5).

(4) Michael Gatto shares beneficial ownership of all of the shares shown as being beneficially owned by him pursuant to an irrevocable proxy under which Domenic Gatto has sole voting power as to such shares. See note (3).

(5) Patrick Gatto shares beneficial ownership of all of the shares shown as being beneficially owned by him pursuant to an irrevocable proxy under which Domenic Gatto has sole voting power as to such shares. See note (3).

(6) The business address of Messrs. Shea and Petrillo is c/o Wafra Investment Advisory Group, Inc., 9 West 57th Street, New York, New York 10019.

(7) Busco Capital Inc. is represented by Wafra. The shares of Series A Preferred Stock held by Busco Capital Inc. represent, upon full conversion, 45% of the Common Stock. Busco Capital Inc.'s business address is Citco Building, Wickhams Cay, P.O. Box 662, Road Town, Tortola, British Virgin Islands. Holders of Series A Preferred Stock are entitled to one vote per share subject to greater voting rights under certain conditions pursuant to which the holders of Series A Preferred Stock may select a majority of the Board of Directors.

AETG PREFERRED STOCK AND COMMON STOCK

    The AETG Certificate of Incorporation provides that AETG may issue 228 shares of Common Stock and 72 shares of Series A Preferred Stock. The holders of the outstanding shares of Common Stock and Series A Preferred Stock vote together, without regard to class, with each holder of outstanding shares of Common Stock and Series A Preferred Stock being entitled to one vote for each share of Common Stock or Series A Preferred Stock. The Series A Preferred Stock may be converted into Common Stock at an initial conversion price of one share of the Series A Preferred Stock for each share of Common Stock (subject to adjustment in accordance with certain anti- dilution provisions). The Series A Preferred Stock participates PRO RATA (as if converted to Common Stock) with the Common Stock with respect to any cash dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of Common Stock. So long as the Series A Preferred Stock shall remain outstanding, neither Common Stock nor any other stock ranking junior to the Series A Preferred Stock shall be redeemed, purchased or otherwise acquired for any consideration. In the event of any liquidation, dissolution or winding up of AETG, before any payment or distribution of its assets shall be made or set apart for the holders of Common Stock or any other series or classes of stock ranking junior to the Series A Preferred Stock, the holders of the Series A Preferred Stock shall be entitled to receive $218,055.56 per share. AETG may require conversion of the Series A Preferred Stock upon a public offering providing for at least $20 million in net proceeds to AETG provided the per share issue price in such offering shall be equal to or greater than the conversion price of the Series A Preferred Stock at the time of the offering compounded at 30% annually from the date of purchase of such stock and provided further that the holders of the Series A Preferred Stock have the opportunity to sell 75% of their securities at such price.

    Under the Stockholders' Agreement, if Domenic Gatto's employment agreement is not renewed or if Domenic Gatto's employment is terminated by the Company without cause (as defined), Domenic Gatto has the right, subject to certain exceptions, to resell his shares of Common Stock to AETG for a purchase price equal to the greatest of (i) $1.5 million; (ii) if such shares are not then publicly traded, the fair market value of the shares as determined by an appraiser; or (iii) if such shares are then publicly traded, the market value of such shares. Such employment agreement includes certain non-competition and non-solicitation covenants which are effective during the term of Domenic Gatto's employment and for 24 months after his termination. The employment agreements for Michael Gatto and Patrick Gatto include terms similar to the employment agreement of Domenic Gatto except that the minimum purchase price of the shares of Common Stock subject to the put right is $1.0 million.

STOCKHOLDERS' AGREEMENT

    Pursuant to the Stockholders' Agreement, the Board of Directors of AETG consists of five directors, three of whom have been designated by the Majority Stockholders and two of whom have been designated by the Preferred Stockholder. Prior to a Default (as defined in the Stockholders' Agreement), the Majority Stockholders have the power to direct the affairs of the Company and to determine the outcome of all matters required to be submitted to stockholders for approval; provided, that the approval of a super majority of the directors of each of AETG and the Company is required before the Company or any of its subsidiaries may take any action with respect to any Significant Transaction. Following any such Default, the Preferred Stockholder is entitled to vote on stockholder issues as though it had four times the vote it would have on conversion, and the Board of Directors of each of AETG and the Company will be increased to a number so that the ratio of the directors designated by the Preferred Stockholder is maintained at a level of four to three.

    "Significant Transactions" include, among other things, (i) the creation of any additional classes of common stock or certain other securities; (ii) certain transactions (including acquisitions outside of the ordinary course of business) with a value of $3.5 million or more (except that, under certain circumstances, such threshold may be lower); (iii) any amendment or modification of any provision of AETG's or the Company's certificate of incorporation or by-laws;
(iv) certain extensions and any amendments or modifications of any employment agreements between AETG or the Company and Domenic Gatto, Patrick Gatto, Michael Gatto or Nathan Schlenker; and (v) any consolidation or merger of AETG or its affiliates with any other entity in which AETG or its affiliates will not be the controlling or surviving corporation, or the sale of all or substantially all of the assets of AETG or its affiliates. In addition, the approval of all of the directors appointed by the Majority Stockholders and the Preferred Stockholder is required to amend AETG's certificate of incorporation or its by-laws. The approval of a majority of disinterested directors is required under the Stockholders' Agreement to approve any transaction between AETG and the Majority Stockholders, the Preferred Stockholder, or an affiliate of either, except in the case of the renewal of any employment agreements between AETG and Domenic Gatto, Patrick Gatto, Michael Gatto and Nathan Schlenker, which may be approved by a majority of directors present at a meeting of the Board of Directors.

    The Preferred Stockholder also has the right, subject to certain exceptions, to require AETG to purchase 100% of its shares of Series A Preferred Stock commencing February 28, 1999 (subject to six months prior written notice) at a price based upon the higher of (i) their proportionate share of the fair market value of AETG appraised as a public company; (ii) if then publicly traded, the valuation of AETG at market price; or (iii) the liquidation preference value of such Series A Preferred Stock ($15.7 million). AETG at its option can pay the price for the preferred stock in three annual installments, subject to a premium for payments not made within a period of one year. In the event AETG is legally precluded from redeeming the preferred stock as the result of insufficient surplus, it is required to redeem such shares at the rate of 60% of its cash flow. It is unlikely AETG will have sufficient cash to make such redemption. The ability of the Company to pay a dividend to AETG is restricted by the Indenture relating to the Company's 10 3/4% Senior Secured Notes, due 2004. In addition to any other rights the Preferred Stockholder may have if AETG fails to make such redemption, the Preferred Stockholder will obtain the right to control certain matters relating to the capitalization of AETG and its subsidiaries (including the Company and its subsidiaries), which right includes matters relating to repayments of the Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's Coach Division is operated through its wholly owned subsidiary, Atlantic Express Coachways, Inc. ("Coachways"), which leases "Park & Ride" and administrative facilities from Showplace Bowling Center, Inc. ("Showplace"), a wholly owned subsidiary of AETG which is engaged in the entertainment business. The administrative facilities consist of an office and ticket sales facilities. The lease also provides for use of parking facilities for commuters who purchase express tickets on Coachways' express bus service between Staten Island and Manhattan in New York City. The lease, which is for a term of 10 years, with two five year renewal options, commenced July 1, 1995 for an annual base rental of $180,000. The Company believes that the rental reflects the reasonable market value for the lease.

    Staten Island Bus, Inc., a wholly owned subsidiary of the Company, leases a facility from Dom-Rich Associates, Inc., a wholly owned subsidiary of AETG. The lease, which is for a term of five years, with two five-year renewal options, commenced January 1, 1997 for an annual base rental of $48,000. The Company believes that the rental reflects the reasonable market value for the lease.

    Certain of the subsidiaries of AETG which make up its entertainment business were collectively indebted to the Company in the amount of $4.8 million as of June 30, 1997 (the "Affiliate Loan"). Such indebtedness resulted from numerous intercompany loans among the various subsidiaries of AETG prior to the formation of the Company. The Affiliate Loan is evidenced by a note accruing interest, payable at maturity at 6.8%, commencing January 1, 1997 until maturity in the principal amount of $4.6 million payable on July 1, 2004.

    Pursuant to the Stockholders' Agreement, Wafra is entitled to receive an annual management fee from AETG equal to (i) $229,503, subject to the same percentage adjustment, on an annual basis, as the average of the two highest salaries paid by the Company to its employees (other than Domenic Gatto); plus
(ii) $120,000. The management fee is payable in equal monthly installments of $29,126, subject to the foregoing adjustments. Wafra is under common control with the Preferred Stockholder.

    In fiscal 1996, the Company received management fees of $255,000 from affiliated companies. Such fees represented the affiliated companies' proportionate share of managerial accounting and legal expenses financed by the Company. The Company received no such management fees in fiscal June 30, 1997

    At June 30, 1997, the Company had an amount payable to AETG of $17,405. Such amount arose as a result of payment by AETG of certain operational expenses on behalf of its transportation subsidiaries.

    In July 1997, Central entered into two five-year leases with Mr. Denney and a former shareholder of Central to lease the real property which serves as the primary operating facilities of Central in New York and New Jersey. Also in July 1997, the Company, Mr. Denney and the same former shareholder of Central agreed to enter into two five-year options to purchase such property from Mr. Denney and such other shareholder of Central for a purchase price of $2.2 million which, upon exercise of such options, would be amortized over 15 years with a five-year balloon paymentsecured by a purchase money note and mortgage on such property. The Company exercised the options in August 1997.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS

    See Index to Financial Statements which appears on page F-1 hereof. No Schedules are provided as the Schedules are either not applicable, or the information has been otherwise provided in the Financial Statements.

    (b) REPORTS ON FORM 8-K

    The Company filed a report on Form 8-K on August 28, 1997 regarding the consummation of the acquisition of Central by the Company.

    (c) EXHIBITS

    The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith (or incorporated by reference) in response to this Item.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATLANTIC EXPRESS TRANSPORTATION CORP.

                                BY:  /S/ DOMENIC GATTO
                                     -----------------------------------------
                                     Domenic Gatto
                                     CHAIRMAN OF THE BOARD,
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     Date: October 15, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
      /s/ DOMENIC GATTO           President and Chief
------------------------------    Executive Officer           October 15, 1997
        Domenic Gatto             (Principal Executive
                                  Officer)
                                Chief Financial Officer
     /s/ NATHAN SCHLENKER         (Principal Financial
------------------------------    Officer and Principal       October 15, 1997
       Nathan Schlenker           Accounting Officer)
      /s/ MICHAEL GATTO         Executive Vice President,
------------------------------    Secretary, Treasurer and    October 15, 1997
        Michael Gatto             Director

      /s/ PATRICK GATTO         Executive Vice President
------------------------------    and Director                October 15, 1997
        Patrick Gatto

        /s/ JOHN SHEA           Director
------------------------------                                October 15, 1997
          John Shea

      /s/ PETER PETRILLO        Director
------------------------------                                October 15, 1997
        Peter Petrillo

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Certified Public Accountants.........................................................      F-2
Consolidated balance sheets as of June 30, 1996 and 1997...................................................      F-3
Consolidated Statements of operations for the Years Ended June 30, 1995,
  1996 and 1997............................................................................................      F-4
Consolidated Statements of Stockholder's Equity for the Years Ended June 30, 1995, 1996 and 1997...........      F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 1995,
  1996 and 1997............................................................................................      F-6
Notes to Consolidated Financial Statements.................................................................      F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of

  Atlantic Express Transportation Corp.

    We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

New York, New York
September 25, 1997

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,
                                                                                        ------------------------
                                                                                           1996         1997
                                                                                        -----------  -----------
                                                     ASSETS
Current:
  Cash and cash equivalents...........................................................  $ 1,211,258  $16,818,889
  Current portion of marketable securities............................................      --         1,030,000
  Accounts receivable, net of allowance for doubtful accounts of $-0- and $250,000,
    respectively......................................................................   25,687,921   31,237,975
  Replacement parts and other inventory...............................................      994,412    1,969,228
  Notes receivable....................................................................      180,760      191,600
  Prepaid expenses and other current assets...........................................    5,120,364    4,986,656
                                                                                        -----------  -----------
        Total current assets..........................................................   33,194,715   56,234,348
                                                                                        -----------  -----------
Property, plant and equipment, less accumulated depreciation..........................   58,193,715   74,967,594
                                                                                        -----------  -----------
Other assets:
  Restricted cash and cash equivalents................................................    1,870,000    2,314,408
  Retainage...........................................................................      513,556      --
  Investments.........................................................................      229,000      229,000
  Marketable securities...............................................................      --         4,139,697
  Deferred lease expense..............................................................      655,008      488,212
  Transportation contract rights, net.................................................    3,391,718    3,444,772
  Due from affiliates.................................................................    4,468,974    4,772,974
  Deferred financing and organization costs, net......................................      704,781    6,295,318
  Notes receivable....................................................................      293,664      120,992
  Deposits and other noncurrent assets................................................      858,482    1,343,661
                                                                                        -----------  -----------
        Total other assets............................................................   12,985,183   23,149,034
                                                                                        -----------  -----------
                                                                                        $104,373,613 $154,350,976
                                                                                        -----------  -----------
                                                                                        -----------  -----------
                                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current:
  Current portion of long-term debt...................................................  $11,328,497  $   140,008
  Accounts payable....................................................................    1,760,426      764,293
  Accrued compensation................................................................    3,116,893    4,053,567
  Current portion of insurance reserve................................................    1,447,000    2,336,738
  Other accrued expenses and current liabilities......................................    4,693,025      629,855
  Accrued interest....................................................................      --         4,927,085
                                                                                        -----------  -----------
        Total current liabilities.....................................................   22,345,841   12,851,546
                                                                                        -----------  -----------
Long-term debt, net of current portion................................................   48,326,701  110,488,215
                                                                                        -----------  -----------
Other long-term liabilities...........................................................    2,325,594    2,997,018
                                                                                        -----------  -----------
Deferred income taxes.................................................................    1,890,000      400,000
                                                                                        -----------  -----------
Commitments and contingencies
Stockholder's equity:
  Common stock, shares authorized 200; issued and outstanding 100.....................      250,000      250,000
  Additional paid-in capital..........................................................   13,188,926   13,188,926
  Unrealized gain on marketable securities............................................      --           142,032
  Retained earnings...................................................................   16,046,551   14,033,239
                                                                                        -----------  -----------
        Total stockholder's equity....................................................   29,485,477   27,614,197
                                                                                        -----------  -----------
                                                                                        $104,373,613 $154,350,976
                                                                                        -----------  -----------
                                                                                        -----------  -----------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED JUNE 30,
                                                                  ----------------------------------------------
                                                                       1995            1996            1997
                                                                  --------------  --------------  --------------
Revenues........................................................  $  114,005,547  $  142,551,559  $  166,078,034
                                                                  --------------  --------------  --------------
Costs and expenses:
  Cost of operations............................................      91,428,364     115,108,380     136,068,428
  General and administrative....................................       9,162,140      10,448,420      12,199,150
  Depreciation and amortization.................................       7,627,575       9,735,982      10,417,187
                                                                  --------------  --------------  --------------
                                                                     108,218,079     135,292,782     158,684,765
                                                                  --------------  --------------  --------------
        Income from operations..................................       5,787,468       7,258,777       7,393,269
Interest........................................................      (3,057,545)     (5,098,443)     (8,739,065)
Other income....................................................        --              --               133,977
                                                                  --------------  --------------  --------------
        Income (loss) before nonrecurring items, reorganization
          items, (provision for) benefit from income taxes and
          extraordinary items...................................       2,729,923       2,160,334      (1,211,819)
Nonrecurring items:
  Cancellation of leases........................................        (185,760)       --              --
                                                                  --------------  --------------  --------------
        Income (loss) before reorganization items,(provision
          for) benefit from income taxes and extraordinary
          items.................................................       2,544,163       2,160,334      (1,211,819)
Reorganization items:
  Professional fees.............................................         (33,595)       --              --
                                                                  --------------  --------------  --------------
        Income (loss) before (provision for) benefit from income
          taxes and extraordinary items.........................       2,510,568       2,160,334      (1,211,819)
(Provision for) benefit from income taxes.......................        (978,632)       (758,897)        600,936
                                                                  --------------  --------------  --------------
        Income (loss) before extraordinary items................       1,531,936       1,401,437        (610,883)
Extraordinary items:
  Forgiveness of debt, net of taxes of $0.......................       1,054,134        --              --
  Loss on early extinguishment of debt, net of tax benefit of
    $390,000....................................................        --              --              (526,974)
  Write-off of unamortized deferred finance charges, net of tax
    benefit of $368,000 as a result of refinancing..............        --              --              (525,943)
                                                                  --------------  --------------  --------------
Net income (loss)...............................................  $    2,586,070  $    1,401,437  $   (1,663,800)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                                                    UNREALIZED
                                  COMMON STOCK    ADDITIONAL                           GAIN
                                 --------------     PAID-IN         RETAINED      ON MARKETABLE
                                  NO PAR VALUE      CAPITAL         EARNINGS        SECURITIES        TOTAL
                                 --------------  -------------  ----------------  --------------  -------------
BALANCE, JULY 1, 1994..........   $    250,000    $13,222,676    $   12,059,044     $   --        $  25,531,720
Return of capital..............        --             (33,750)         --               --              (33,750)
Net income.....................        --             --              2,586,070         --            2,586,070
                                 --------------  -------------  ----------------  --------------  -------------
BALANCE, JUNE 30, 1995.........        250,000     13,188,926        14,645,114         --           28,084,040
Net income.....................        --             --              1,401,437         --            1,401,437
                                 --------------  -------------  ----------------  --------------  -------------
BALANCE, JUNE 30, 1996.........        250,000     13,188,926        16,046,551         --           29,485,477
Net loss.......................        --             --             (1,663,800)        --           (1,663,800)
Dividends......................        --             --               (349,512)        --             (349,512)
Unrealized gain on marketable
  securities...................        --             --               --              142,032          142,032
                                 --------------  -------------  ----------------  --------------  -------------
BALANCE, JUNE 30, 1997.........   $    250,000    $13,188,926    $   14,033,239     $  142,032    $  27,614,197
                                 --------------  -------------  ----------------  --------------  -------------
                                 --------------  -------------  ----------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED JUNE 30,
                                                                         -----------------------------------------
                                                                             1995          1996          1997
                                                                         ------------  ------------  -------------
Cash flows from operating activities:
  Net income (loss)....................................................  $  2,586,070  $  1,401,437  $  (1,663,800)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Extraordinary items..............................................    (1,054,134)      --           1,836,312
      Deferred income taxes............................................       294,000      (104,000)    (1,490,000)
      Depreciation.....................................................     7,317,828     8,876,163      9,555,463
      Amortization.....................................................       309,747       859,819      1,311,212
      Write-off of doubtful accounts receivable........................       200,000       569,000        500,000
      Reserve for doubtful accounts receivable.........................       --            --             250,000
      Gain on sale of property and equipment...........................      (250,937)      --            --
      Transfer to restricted cash......................................       --         (1,120,000)    (1,194,408)
      Other............................................................       --           (236,012)      --
      Decrease (increase) in:
        Accounts receivable and retainage..............................    (7,203,507)   (5,639,761)    (5,786,498)
        Inventory......................................................       (64,150)     (309,169)      (974,816)
        Prepaid expenses and other current assets......................      (988,766)   (1,669,625)       133,708
        Deferred lease expense.........................................       237,910      (515,176)       166,796
        Deposits and other noncurrent assets...........................        71,470       (43,640)      (485,179)
      Increase (decrease) in:
        Accounts payable...............................................     1,212,488      (357,467)      (996,133)
        Accrued expenses and other current liabilities.................       397,373     3,256,025      2,092,428
        Other long-term liabilities....................................     1,300,000       735,619      1,601,137
                                                                         ------------  ------------  -------------
        Net cash provided by operating activities......................     4,365,392     5,703,213      4,856,222
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED JUNE 30,
                                                                      --------------------------------------------
                                                                          1995           1996            1997
                                                                      -------------  -------------  --------------
Cash flows from investing activities:
  Additions to property, plant and equipment........................  $  (2,515,843) $  (3,195,750) $  (14,441,800)
  Purchase of transportation contract rights........................       (595,300)      (688,833)       (873,192)
  Due from affiliates...............................................        141,651       (100,596)       (303,999)
  Proceeds from disposition of property, plant and equipment........      1,226,713       --              --
  Notes receivable..................................................        150,383        808,983         161,832
  Marketable securities.............................................       --             --            (5,027,665)
                                                                      -------------  -------------  --------------
        Net cash used in investing activities.......................     (1,592,396)    (3,176,196)    (20,484,824)
                                                                      -------------  -------------  --------------
Cash flows from financing activities:
  Proceeds of additional borrowings.................................     10,754,203      8,143,521     118,473,894
  Principal payments on borrowings..................................    (12,789,637)   (10,919,409)    (79,580,780)
  Deferred financing and organization costs.........................       (641,978)      (328,384)     (6,975,554)
  Return of capital.................................................        (33,750)      --              (349,512)
  Transfer to restricted cash.......................................       --             (750,000)       --
  Payments to creditors under the plan of reorganization............     (3,988,434)    (1,161,615)       (331,815)
                                                                      -------------  -------------  --------------
        Net cash provided by (used in) financing activities.........     (6,699,596)    (5,015,887)     31,236,233
                                                                      -------------  -------------  --------------
Net increase (decrease) in cash and cash equivalents................     (3,926,600)    (2,488,870)     15,607,631
Cash and cash equivalents, beginning of year........................      7,626,728      3,700,128       1,211,258
                                                                      -------------  -------------  --------------
Cash and cash equivalents, end of year..............................  $   3,700,128  $   1,211,258  $   16,818,889
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest......................................................  $   4,077,852  $   5,436,240  $    3,181,000
      Income taxes..................................................        430,000        305,000         222,000

Supplemental schedule of noncash investing and financing activities:
    Loans incurred for purchase of property, plant and equipment....  $  15,501,260  $  17,416,258  $   11,887,542
    Loans incurred for purchase of contract rights..................       --            2,670,000        --
    Deferral of payment for contract rights.........................       --              250,000        --
    Note received from purchaser in exchange for bus routes and
      buses.........................................................        680,000       --              --
    Use of restricted cash to pay down debt.........................       --             --               750,000

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY STRUCTURE

    Prior to August 23, 1993, Atlantic Express Inc. ("AE") and subsidiaries operated in two industries, transportation and entertainment. On August 23, 1993, as part of a reorganization, AE transferred all of its assets and liabilities to the newly formed Atlantic Express Transportation Group Inc. ("AETG"), which became the new parent company. On January 30, 1997, AETG transferred all operating assets and liabilities pertaining to the transportation operations to a newly formed company called Atlantic Express Transportation Corp. ("AETC"), which became the new parent company of the companies operating in the transportation industry. The accompanying consolidated financial statements give effect to the January 30, 1997 restructuring as if it had occurred prior to July 1, 1994 and, therefore, present the financial position and results of operations of the transportation companies for all periods presented.

2. BUSINESS

    AETC is primarily engaged in providing school bus transportation services for various municipalities in New York City, Nassau County, Suffolk County, Westchester County, Connecticut, Pennsylvania, Missouri and New Jersey. AETC also provides services to public transit systems for physically or mentally challenged passengers, express commuter line and charter and tour services, and transportation for pre-kindergarten children and Medicaid recipients.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of AETC and its subsidiaries. All material intercompany transactions and balances have been eliminated.

    REVENUES

    Revenues are recognized when services are performed.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and depreciated utilizing primarily the straight-line method over the lives of the related assets. The useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

                                                                                        YEARS
                                                                                      ---------
Building and improvements...........................................................   15-31.5
Transportation equipment............................................................    5-15
Furniture and fixtures..............................................................     5-7
Machinery and equipment.............................................................      5

    MARKETABLE SECURITIES

    In accordance with Financial Accounting Standards Board Statement No. 115, AETC determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase, and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when AETC has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.

    CASH EQUIVALENTS

    Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

    INVENTORY

    Inventory primarily consists of fuel, parts and supplies which are valued at the lower of cost or market value. Cost is determined on a first-in, first-out ("FIFO") basis.

    TRANSPORTATION CONTRACT RIGHTS

    AETC has acquired certain transportation contract rights with respect to revenue contracts and travel routes. Such costs are amortized utilizing the straight-line method over five years. Accumulated amortization at June 30, 1996 and 1997 was $4,312,877 and $1,301,917, respectively.

    DEFERRED FINANCING AND OTHER COSTS

    Deferred financing costs are amortized over the life of the related debt. Other costs are amortized on a straight-line basis over five years. Accumulated amortization at June 30, 1996 and 1997 was $345,334 and $560,040, respectively.

    INCOME TAXES

    AETC follows the liability method under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in AETC's financial statements or tax returns.

    AETC files consolidated federal and state income tax returns with its parent and fellow subsidiaries. The income tax charge allocated to AETC is based upon the proportion of AETC's income to that of the consolidated group, which approximates the charge which would be incurred by AETC on a stand-alone basis.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures of certain assets and liabilities. Actual results could differ from those estimates.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable including retainage, notes receivable, accounts payable, accounts payable to creditors and long-term debt approximated fair value as of June 30, 1996 and 1997 due to either short maturity or terms similar to those available to similar companies in the open market. Marketable securities are valued at quoted market value.

    LONG-LIVED ASSETS

    Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which became effective for fiscal 1997. No write-downs have been necessary through June 30, 1997.

    EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect such additional disclosures to be significant. Results of operations and financial position will be unaffected by implementation of this standard.

4. RETAINAGE

    Pursuant to certain municipal school bus contracts, certain contractual amounts (retainage) are withheld from billings as a guarantee of performance by AETC. At June 30, 1996, the majority of retainage ($6,272,177 of $6,785,733) was classified as current since AETC elected to replace its retainage with a performance security bond and, at June 30, 1997, all retainage is classified as current. All current retainage is included in accounts receivable in the accompanying consolidated balance sheets.

5. RESTRICTED CASH AND CASH EQUIVALENTS

    Restricted cash and cash equivalents at June 30, 1996 consisted of a $1,120,000 U.S. Treasury Note used as collateral for a letter of credit issued in connection with AETC's workmen's compensation, self insurance deductible reimbursement plan and a $750,000 segregated money market account issued as collateral in connection with AETC's banking facility with Fleet Capital Corporation.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

5. RESTRICTED CASH AND CASH EQUIVALENTS (CONTINUED)
    At June 30, 1997, restricted cash and cash equivalents consisted of a $1,120,000 of U.S. Treasury Note and $1,200,000 of commercial paper used as collateral for letters of credit issued in connection with AETC's workmen's compensation and vehicle insurance deductible reimbursement plans, respectively.

    Included in cash and cash equivalents is $1,564,211 and $1,307,842 at June 30, 1996 and 1997, respectively, which represents cash equivalents of a captive insurance company subsidiary which are only available for use by that subsidiary.

6. PROPERTY, PLANT AND EQUIPMENT

    Property plant and equipment consists of the following:

                                                                          JUNE 30,
                                                               ------------------------------
                                                                    1996            1997
                                                               --------------  --------------
Land (Note 17)...............................................  $    5,684,372  $    8,484,373
Building and improvements....................................      12,013,276      15,516,059
Construction-in-progress.....................................       2,249,815        --
Transportation equipment.....................................      93,879,673     112,863,875
Machinery and equipment......................................       6,533,367       9,138,859
Furniture and fixtures.......................................       1,114,322       1,801,002
                                                               --------------  --------------
                                                                  121,474,825     147,804,168
Less: Accumulated depreciation...............................      63,281,110      72,836,574
                                                               --------------  --------------
                                                               $   58,193,715  $   74,967,594
                                                               --------------  --------------
                                                               --------------  --------------

7. MARKETABLE SECURITIES

    The amortized cost and estimated fair value of the marketable securities are as follows:

                                                                    JUNE 30, 1997
                                                        --------------------------------------
                                                                        GROSS
                                                                      UNREALIZED
                                                            COST         GAIN      FAIR VALUE
                                                        ------------  ----------  ------------
Available-for-sale:
  Equity securities...................................  $  2,467,651  $  136,918  $  2,604,569
  U.S. Treasury and other U.S. government debt
    securities........................................     4,054,254       3,722     4,057,976
  Corporate debt securities...........................     1,218,456       1,392     1,219,848
                                                        ------------  ----------  ------------
    Total available-for-sale..........................     7,740,361     142,032     7,882,393
  Less: Cash equivalents..............................     2,712,696      --         2,712,696
                                                        ------------  ----------  ------------
    Total marketable securities.......................  $  5,027,665  $  142,032  $  5,169,697
                                                        ------------  ----------  ------------
                                                        ------------  ----------  ------------

    The above marketable securities are held by a captive insurance subsidiary and are available for use only by that company.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

7. MARKETABLE SECURITIES (CONTINUED)
    Of the marketable securities, while all are available for use in the ordinary course of business of the captive insurance company subsidiary, $1,030,000 has been classified as current in accordance with that subsidiary's cash on hand and expected payments of claims in the next fiscal year.

    Contractual maturity dates of the above securities are as follows:

                                                                        COST       FAIR VALUE
                                                                    ------------  ------------
January-May 1998..................................................  $  3,163,362  $  3,163,547
August 2005.......................................................       149,531       149,695
July 2006.........................................................       298,201       298,653
November 2007.....................................................       293,070       292,028
November 2008.....................................................       317,935       316,170
July 2014.........................................................        21,060        21,240
February 2026.....................................................     1,029,551     1,036,491
No maturity date (equity securities)..............................     2,467,651     2,604,569
                                                                    ------------  ------------
                                                                    $  7,740,361  $  7,882,393
                                                                    ------------  ------------
                                                                    ------------  ------------

    Realized gains or losses on marketable securities through June 30, 1997 amounted to $125,000 and are included in other income.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

8. DEBT

    The following represents the debt outstanding at June 30, 1996 and 1997:

                                                                               JUNE 30,
                                                                    ------------------------------
                                                                         1996            1997
                                                                    --------------  --------------
10 3/4% senior secured notes, due February 2004, with interest payable on February 1 and August 1 annually(A)..................
                                                                    $     --        $  110,000,000
The following items denoted by an asterisk (*) were repaid prior to June 30, 1997 in connection with the refinancing referred to in(A):
(*)        8%-11.88% notes payable in connection with
             transportation equipment(B)..........................      27,870,715        --
(*)        9.5% mortgage on real estate located in Bronx, New
             York.................................................       1,098,926        --
(*)        9.5% mortgage on real estate, located in Oceanside, New
             York.................................................         967,211        --
(*)        10% mortgage on real estate located in Staten Island,
             New York.............................................         829,767        --
(*)        9% mortgage on real estate located in Setauket, New
             York.................................................         381,130        --
(*)        8% notes payable.......................................         530,810        --
(*)        8.75% note payable.....................................         290,400        --
(*)        9.5% mortgage on real estate located in Queens, New
             York.................................................       1,468,980        --
(*)        7% note payable issued in connection with acquisition
             of subsidiaries......................................       1,997,137        --
(*)        9.75% mortgage on real estate located in St. Louis,
             Missouri.............................................         643,925        --
(*)        9.0% mortgage on real estate located in St. Louis,
             Missouri.............................................          43,335        --
(*)        Prime plus 2% construction loan for buildings being
             constructed in Staten Island, New York...............         392,879        --
(*)        Term loan..............................................       8,743,663        --
(*)        Revolving line of credit(C)............................      13,505,039        --
Other.............................................................         891,281         628,223
                                                                    --------------  --------------
                                                                        59,655,198     110,628,223
Less: Current portion.............................................      11,328,497         140,008
                                                                    --------------  --------------
                                                                    $   48,326,701  $  110,488,215
                                                                    --------------  --------------
                                                                    --------------  --------------

------------------------

(A) On February 4, 1997, AETC issued $110,000,000 of 10 3/4% senior secured notes due 2004. The net proceeds from the sale of such notes were used to repay its existing indebtedness, buy-out of certain leases and for certain other corporate purposes. Such notes contain certain covenants, including limitations on payments of dividends. The notes were required to be registered with the Securities and Exchange Commission by July 3, 1997. Due to the subsequent events described in Note 17, such

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

8. DEBT (CONTINUED)
    registration did not occur by its given deadline, and AETC is required to pay liquidated damages of $5,500 per week for the first 90 days and $11,000 per week thereafter until such registration is effective.

   Penalties incurred upon the above-mentioned early extinguishment of debt and related unamortized deferred finance charges written off have been recorded net of their related tax benefits as extraordinary items.

(B) Includes capitalized leases of $7,565,726 and $-0- at June 30, 1996 and 1997, respectively, relative to vehicles with net book values of $7,532,724 and $-0-, respectively, as of the same dates.

(C) In connection with the refinancing referred to in (A), the line of credit at June 30, 1996 was repaid and replaced with a $30 million revolving credit facility with a different lender. Borrowings under the revolving credit facility are available for working capital and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein.

   The revolving credit facility is secured by first priority liens on the cash, accounts receivable, inventory, general intangibles and documents and instruments related thereto of the Company and its restricted subsidiaries.

   The revolving credit facility expires on February 4, 2000, unless extended.
    The interest rate per annum applicable to the revolving credit facility will be the prime rate, as announced by CoreStates Bank N.A., plus 0.75% or, at the Company's option, the adjusted Eurodollar rate (as defined) plus 2.75%, and provides for a one-time 0.25% reduction in rates upon the Company reaching certain profitability levels. The Company is required to pay certain fees in connection with the revolving credit facility, including but not limited to an unused line fee of 0.375% on the undrawn portion of the first $22 million of the revolving credit commitment.

   The revolving credit facility contains negative covenants similar to those contained in the senior notes referred to in (A) and customary events of default.

   As of June 30, 1997, the Company had not drawn on this facility.

    Aggregate yearly maturities of long-term debt as of June 30, 1997, after the refinancing described in Note 8(a), are as follows:

                                                                                    TOTAL
                                                                                --------------
1998..........................................................................  $      140,008
1999..........................................................................         154,097
2000..........................................................................         169,609
2001..........................................................................         164,509
2002..........................................................................        --
Thereafter....................................................................     110,000,000
                                                                                --------------
    Total.....................................................................  $  110,628,223
                                                                                --------------
                                                                                --------------

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

9. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                                  YEAR ENDED JUNE 30,
                                                         -------------------------------------
                                                            1995        1996         1997
                                                         ----------  ----------  -------------
Current:
  Federal..............................................  $  483,000  $  687,000  $    --
  State and local......................................     202,000     176,000        131,000
                                                         ----------  ----------  -------------
                                                            685,000     863,000        131,000
Deferred taxes.........................................     294,000    (104,000)    (1,490,000)
                                                         ----------  ----------  -------------
                                                         $  979,000  $  759,000  $  (1,359,000)
                                                         ----------  ----------  -------------
                                                         ----------  ----------  -------------

    Deferred tax liabilities are comprised of the following:

                                                                             JUNE 30,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Deferred tax liabilities:
  Depreciation....................................................  $  6,794,000  $  9,808,000
                                                                    ------------  ------------
Deferred tax assets:
  Capital leases..................................................      (219,000)      --
  Allowance for doubtful receivables..............................       --           (105,000)
  Loss and tax credit carryforwards...............................    (4,685,000)   (9,303,000)
                                                                    ------------  ------------
                                                                      (4,904,000)   (9,408,000)
                                                                    ------------  ------------
Deferred tax liabilities (net)....................................  $  1,890,000  $    400,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The actual tax expense (benefit) differs from the tax expense computed by applying the U.S. corporate rate of 34% as follows:

                                                                  YEAR ENDED JUNE 30,
                                                         -------------------------------------
                                                            1995        1996         1997
                                                         ----------  ----------  -------------
Tax expense (benefit) at statutory rate................  $  853,000  $  734,000  $  (1,028,000)
Adjustments to tax contingency reserve related to
  bankruptcy issues....................................     (70,000)   (136,000)      --
State and local tax expense (benefit)..................     202,000     176,000       (331,000)
Other..................................................      (6,000)    (15,000)      --
                                                         ----------  ----------  -------------
Actual tax expense (benefit)...........................  $  979,000  $  759,000  $  (1,359,000)
                                                         ----------  ----------  -------------
                                                         ----------  ----------  -------------

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    At June 30, 1997, AETC had the following carryforwards available.

                                                                TAX REPORTING  EXPIRATION DATE
                                                                  PURPOSES         THROUGH
                                                                -------------  ---------------
Investment tax credits available to offset certain future
  taxes.......................................................  $     967,000          2001
Net operating loss carryforwards..............................     13,350,000          2012
Alternative minimum tax credits available to offset certain
  future taxes................................................      2,267,000          None
                                                                -------------         -----
                                                                -------------         -----

10. FORGIVENESS OF DEBT

    In fiscal 1995, the Company had forgiveness of debt of $1,054,000 as a result of the resolution of Federal claims following a reorganization in fiscal 1994.

11. RELATED PARTY TRANSACTIONS

    AETC had amounts payable to the parent company of $82,932 and $17,405 at June 30, 1996 and 1997, respectively. AETC had notes receivable from affiliated companies of $4,640,536 and $4,790,379 at June 30, 1996 and 1997, respectively. In connection with an amendment to the notes issued January 1, 1997, the notes accrue interest, commencing January 1, 1997, at 6.8% payable at maturity on July 1, 2004. During the year ended June 30, 1996, AETC received management fee income from affiliated companies of $255,000. No management fees were charged to or received from related parties during the other periods presented. During 1997, AETC incurred rent expense of $224,550 in terms of operating leases of real property from affiliated companies.

12. COMMITMENTS AND CONTINGENCIES

    LEASES

    Minimum rental commitments as of June 30, 1997 for noncancellable equipment and real property operating leases are as follows:

                                                                  YEAR ENDING JUNE 30,
                                                      --------------------------------------------
                                                                     TRANSPORTATION
                                                      REAL PROPERTY    EQUIPMENT         TOTAL
                                                      -------------  --------------  -------------
1998................................................  $   1,887,538   $  2,298,546   $   4,186,084
1999................................................      1,739,191      1,777,038       3,516,229
2000................................................      1,435,849      1,342,829       2,778,678
2001................................................      1,403,551        755,761       2,159,312
2002 and thereafter.................................      7,577,330        713,525       8,290,855
                                                      -------------  --------------  -------------
                                                      $  14,043,459   $  6,887,699   $  20,931,158
                                                      -------------  --------------  -------------
                                                      -------------  --------------  -------------

    During the year ended June 30, 1997, as part of its normal course of business, AETC entered into various rental and purchase agreements for replacement vehicles and additional vehicles to satisfy new transportation contracts.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Total rental charges included in cost of operations were $3,358,818, $4,539,202 and $5,301,131 for the years ended June 30, 1995, 1996 and 1997, respectively.

    LITIGATION

    AETC is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these claims will not have a material impact on the financial statements of AETC.

    EMPLOYMENT AND CONSULTING AGREEMENTS

    AETC is obligated under various employment and consulting agreements with certain officers including the chief financial officer, which provide for base annual compensation aggregating $1,382,666 subject to increase by a percentage equal to the percentage increase in the Regional Consumer Price Index with a maximum of 5% of base salary. With the exception of the agreement with the chief financial officer, the agreements extend through January 15, 2002, subject to an extension by the Board of Directors for up to three more years. Six months of severance pay is payable in the event of nonrenewal of the agreements. The agreement with the chief financial officer extends through January 1998.

    OUTSTANDING LETTERS OF CREDIT

    Letters of credit totaling approximately $3,527,000 and $2,591,000 were outstanding as of June 30, 1996 and 1997, respectively. The letters of credit serve primarily as security in connection with financial obligations.

    PERFORMANCE SECURITY

    The Company's school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, the Company secures the performance of its New York Board of Education contracts through the use of performance bonds plus cash retainages of 5% of amounts due to the Company. In most instances, the Company has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 1997, the Company had provided performance bonds aggregating approximately $20 million.

13. SALE OF BUS ROUTE AND BUSES/NOTES RECEIVABLE

    In January 1994, AETC, through its wholly-owned subsidiary, Atlantic Express Coachways, Inc. ("Coachways"), sold commuter bus routes that operated from Staten Island to New York City in exchange for a promissory note in the amount of $800,000 bearing interest at a rate of 6% per annum through December 1998.

14. EMPLOYEE SAVINGS PLAN

    AETC offers an Employee Savings Investment Plan (the "Plan") under which eligible participants can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee's compensation is also

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

14. EMPLOYEE SAVINGS PLAN (CONTINUED)
invested. AETC's contribution was approximately $69,000, $69,000 and $64,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

15. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

    For the years ended June 30, 1995, 1996 and 1997, revenues derived from the Board of Education of the City of New York were approximately 57%, 50%, and 47%, respectively. As of June 30, 1996 and 1997, AETC had accounts receivable including retainage from this customer of $13,068,868 and $11,057,558, respectively. Fiscal 1997 revenues and accounts receivable include $750,000 relative to this customer in connection with lost revenues due to delayed school openings in September 1993. During fiscal 1995, contracts with this customer were extended through the year 2000.

    At June 30, 1996 and 1997, substantially all cash and cash equivalents were on deposit with one major financial institution.

16. ACQUISITIONS

    During the years ended June 30, 1995, 1996 and 1997, AETC acquired the operations of several companies. Such investments included the purchase of contract rights and vehicles. The acquisitions were not material to the consolidated financial statements.

17. SUBSEQUENT EVENTS

    AETC signed a definitive agreement, effective July 1, 1997, to acquire 100% of the common stock of two companies engaged in the distribution of buses and school bus contract operations. Total consideration consisted of $26.5 million of cash, less long-term indebtedness, which, as of June 30, 1997, was $4.8 million and the issuance of a $2.2 million note and mortgage relating to certain real property.

    In May 1997, the Los Angeles Unified School District awarded contracts to AETC. The contracts are for five years, commencing in September 1997. AETC estimates that entrance into the Los Angeles market will require approximately $12.6 million of capital expenditures, including approximately $2.9 million for the purchase of real property, which had already been paid by June 30, 1997, $8.5 million for the purchase of vehicles and $1.2 million for real property improvements.

    In connection with the above, in August 1997, AETC issued a further $40,000,000 aggregate principal amount of 10 3/4% senior secured notes due 2004. The notes are required to be registered with the Securities and Exchange Commission concurrently with the $110,000,000 notes referred to in Note 8(a).

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                               DESCRIPTION                                               PAGE
-----------  ------------------------------------------------------------------------------------------------  ---------
       3.1   Restated Certificate of Incorporation of the Company............................................

       3.2   By-laws of the Company..........................................................................

      10.1   Registration Rights Agreement dated February 4, 1997 between the Company, the Guarantors (as defined therein) and the Initial Purchaser....................................................

      10.2   Loan and Security Agreement dated February 4, 1997 by and between Congress Financial
               Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor....

      10.3   General Security Agreement dated February 4, 1997 by and among the Company and the Guarantors
               (as defined therein) in favor of Congress Financial Corporation...............................

      10.4   Collateral Assignment of Trademarks (Security Agreement) dated as of February 4, 1997 between the Company and Congress Financial Corporation................................................

      10.5   Employment Agreement dated as of January 21, 1997 between the Company and Domenic Gatto.........

      10.6   Employment Agreement dated as of January 21, 197 between the Company and Michael Gatto..........

      10.7   Employment Agreement dated as of January 21, 1997 between the Company and Patrick Gatto.........

      10.8   Employment Agreement dated as of January 21, 1997 between the Company and Nathan Schlenker......

      10.9   Lease dated August 5, 1986 between Bonnie Heights Realty Corp. and Amboy Bus Co., Inc. and
               Notices of Option to Renew dated December 26, 1989 and May 10, 1996 respectively, by Amboy Bus
               Co., Inc. for the facility at 1752 Shore Parkway, Brooklyn, New York..........................

      10.10  Lease dated June 30, 1993 by and between Rockhill Limited Partnership and Mayflower Contract
               Services, Inc. and Atlantic Express of Missouri Inc. for the facility at 6810 Prescott Street,
               St. Louis, Missouri...........................................................................

      10.11  Lease dated August 1, 1995 between Stamar Realty Corp. and 180 Jamaica Corp. for the facility at
               107-10 180th Street, Jamaica, New York........................................................

      10.12  The Board of Education of the City of New York, serial no. 0070, dated July 19, 1979............

      10.13  The Board of Education of the City of New York, serial no. 8108.................................

      10.14  Extension and Eighth Amendment of Contract for Special Education Pupil Transportation Services,
               dated June 19, 1996 by and between The Board of Education of the City of New York, Amboy Bus
               Co., Inc. and Staten Island Bus Co............................................................

      10.15  The Board of Education of the City of New York, serial no. 9888.................................

      10.16  Extension and Sixth Amendment of Contract for Regular Education Pupil Transportation Services,
               dated January 2, 1996 by and between The Board of Education of the City of New York and Amboy
               Bus Co., Inc..................................................................................

      10.17  New York City Transit Authority Contract #94E5461B, Five Borough Paratransit Carrier Service:
               Part I Contract Terms and Conditions and Attachment I: Price Schedule.........................

      10.18  Indenture dated as of February 4, 1997, including form of Note, between the Company, the
               Guarantors (as defined therein) and The Bank of New York, as trustee..........................

  EXHIBIT
  NUMBER                                               DESCRIPTION                                               PAGE
-----------  ------------------------------------------------------------------------------------------------  ---------
      10.19  First Amendment to the Security Agreement, dated as of August 14, 1997 among the Company, the
               Guarantors (as defined therein) and in favor of Congress Financial Corporation................

      10.20  First Supplemental Indenture, dated as of August 14, 1997, between the Company, the Guarantors
               (as defined therein) and The Bank of New York (as trustee)....................................

      21     Subsidiaries of the Company.....................................................................

      27     Financial Data Schedule.........................................................................