Form 10-Q
period 1997-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1997-11-26
CIK 1035423

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

    For the quarterly period ended September 30, 1997 or

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                              PAGE
                                                                                            ---------

ITEM 1. Financial Statements:

Consolidated Balance Sheets at June 30, 1997 and September 30, 1997 (unaudited) ..........          1

Consolidated Statements of Operations for the Three Month Periods Ended September 30, 1996
 and 1997 (unaudited).....................................................................          2

Consolidated Statements of Cash Flows for the Three Month Periods Ended September 30, 1996
 and 1997 (unaudited).....................................................................          3

Notes to Consolidated Financial Statements (unaudited)....................................          5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations...........................................................................          6

PART II. OTHER INFORMATION

None.

Signatures..............................................................         10

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                     SEPTEMBER 30,
                                                                                                         1997
                                                                                        JUNE 30,     -------------
                                                                                          1997
                                                                                      -------------   (UNAUDITED)
ASSETS
Current:
  Cash and cash equivalents.........................................................  $  16,818,889   $ 6,324,597
  Current portion of marketable securities..........................................      1,030,000       770,000
  Accounts receivable...............................................................     31,237,975    36,970,656
  Inventories.......................................................................      1,969,228    10,324,476
  Notes receivable..................................................................        191,600     1,448,643
  Prepaid expenses and other current assets.........................................      4,986,656     7,748,272
                                                                                      -------------  -------------
      Total current assets..........................................................     56,234,348    63,586,644
                                                                                      -------------  -------------
Property, plant and equipment, less accumulated depreciation........................     74,967,594    99,146,041
                                                                                      -------------  -------------
Other assets:
  Goodwill, net.....................................................................             --    12,954,916
  Restricted cash and cash equivalents..............................................      2,314,408     2,314,408
  Notes receivable from Affiliates..................................................      4,772,974     4,879,880
  Investments.......................................................................        229,000       229,000
  Marketable securities.............................................................      4,139,697     4,211,273
  Deferred lease expense............................................................        488,212       482,681
  Transportation contract rights, net...............................................      3,444,772     4,339,339
  Deferred financing and organization costs, net....................................      6,295,318     8,944,356
  Due from affiliates...............................................................             --       235,302
  Notes receivable..................................................................        120,992       250,681
  Deposits and other noncurrent assets..............................................      1,343,661     1,395,470
  Deferred tax assets...............................................................             --       941,777
  Covenant not to compete, net......................................................             --       190,000
                                                                                      -------------  -------------
      Total other assets............................................................     23,149,034    41,369,083
                                                                                      -------------  -------------
                                                                                      $ 154,350,976   $204,101,768
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current:
  Current portion of long-term debt.................................................  $     140,008   $   595,203
  Accounts payable..................................................................        764,293     1,517,202
  Accrued compensation..............................................................      4,053,567     5,134,281
  Current portion of insurance reserve..............................................      2,336,738     2,336,738
  Accrued interest..................................................................      4,927,085     2,925,319
  Other accrued expenses and current liabilities....................................        629,855     3,325,317
                                                                                      -------------  -------------
      Total current liabilities.....................................................     12,851,546    15,834,060
                                                                                      -------------  -------------
Long-term debt, net of current portion..............................................    110,488,215   157,970,128
                                                                                      -------------  -------------
  Premium on bond issuance..........................................................             --     1,364,100
                                                                                      -------------  -------------
Other long-term liabilities.........................................................      2,997,018     3,004,775
                                                                                      -------------  -------------
Deferred income taxes...............................................................        400,000            --
                                                                                      -------------  -------------

Stockholder's equity:
  Common Stock -- authorized 200 shares, issued and outstanding 100 shares:.........        250,000       250,000
  Additional paid-in capital........................................................     13,188,926    13,188,926
  Retained earnings.................................................................     14,033,239    12,092,862
  Unrealized gain on marketable securities, net.....................................        142,032       396,917
                                                                                      -------------  -------------
      Total stockholder's equity....................................................     27,614,197    25,928,705
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                                                                      $ 154,350,976   $204,101,768
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       THREE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                               ----------------------------------
                                                                                                     1996              1997
                                                                                               ----------------  ----------------

                                                                                                          (UNAUDITED)
Revenues.....................................................................................  $     25,188,097  $     59,153,376
                                                                                               ----------------  ----------------
Costs and expenses:
  Cost of operations.........................................................................        22,879,755        51,254,085
  General and administrative.................................................................         2,500,924         3,772,320
  Depreciation and amortization..............................................................         2,560,876         3,292,279
                                                                                               ----------------  ----------------
                                                                                                     27,941,555        58,318,684
                                                                                               ----------------  ----------------
      Income (loss) from operations..........................................................        (2,753,458)          834,692
Interest.....................................................................................        (1,492,433)       (4,137,672)
Other income.................................................................................                --           108,154
                                                                                               ----------------  ----------------
  Loss before benefit for income taxes.......................................................        (4,245,891)       (3,194,826)
  Benefit for income taxes...................................................................        (1,747,703)       (1,341,827)
                                                                                               ----------------  ----------------
  Net loss...................................................................................  $     (2,498,188) $     (1,852,999)
                                                                                               ----------------  ----------------
                                                                                               ----------------  ----------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       --------------------------
                                                                                          1996          1997
                                                                                       -----------  -------------

                                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)..................................................................  $(2,498,188) $  (1,852,999)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Gain on sale of marketable securities............................................           --       (108,154)
    Deferred income taxes............................................................   (1,880,000)    (1,341,777)
    Depreciation.....................................................................    2,294,438      2,865,361
    Amortization.....................................................................      266,439        686,719
    Interest accrued on notes receivable.............................................           --        (81,570)
    Gain on sale of fixed assets.....................................................           --       (119,761)
    Decrease (increase) in:
      Accounts receivable and retainage..............................................   (4,617,846)      (989,032)
      Inventories....................................................................      (85,000)       258,241
      Prepaid expenses and other current assets......................................     (415,632)    (2,395,535)
      Deferred lease expense.........................................................       33,383          5,531
      Deposits and other noncurrent assets...........................................       39,548         (7,051)
    Increase (decrease) in:
      Accounts payable...............................................................     (222,343)      (971,001)
      Accrued expenses and other current liabilities.................................    1,565,596      1,061,473
      Other long-term liabilities....................................................      660,428          7,757
                                                                                       -----------  -------------
      Net cash (used in) operating activities........................................   (4,859,177)    (2,981,798)
                                                                                       -----------  -------------
Cash flows from investing activities:
  Acquisition of subsidiaries (net of cash acquired of $207,441).....................           --    (21,519,397)
  Proceeds from sale of fixed assets.................................................           --        182,500
  Additions to property, plant and equipment.........................................     (803,147)   (12,575,183)
  Purchase of transportation contract rights.........................................           --        (16,722)
  Due from affiliates................................................................           --       (260,638)
  Notes receivable...................................................................      (15,438)      (806,414)
  Marketable securities purchased....................................................           --     (1,880,365)
  Proceeds from sale of marketable securities........................................           --      2,431,828
                                                                                       -----------  -------------
      Net cash used in investing activities..........................................     (818,585)   (34,444,391)
                                                                                       -----------  -------------
Cash flows from financing activities:
  Proceeds of additional borrowings..................................................    7,410,511     43,035,000
  Principal payments on borrowings...................................................   (1,219,696)   (13,052,950)
  Deferred financing and organization costs..........................................      (49,674)    (2,962,775)
  Return of capital..................................................................           --        (87,378)
  Payments to creditors under the plan of reorganization.............................     (118,820)            --
                                                                                       -----------  -------------
      Net cash provided by financing activities......................................    6,022,321     26,931,897
                                                                                       -----------  -------------
Net increase (decrease) in cash and cash equivalents.................................      344,559    (10,494,292)
Cash and cash equivalents, beginning of period.......................................    1,210,988     16,818,889
                                                                                       -----------  -------------
Cash and cash equivalents, end of period.............................................    1,555,547      6,324,597
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.........................................................................    1,700,000      6,145,081
    Income taxes.....................................................................       84,000        331,527
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Supplemental schedule of noncash investing and financing activities:
  Loans incurred for purchase of property, plant and equipment.......................   10,720,761      6,368,900
  Use of restricted cash to pay down debt............................................      750,000       --
  Transfer of bus from inventory to fixed assets.....................................      --              47,558
                                                                                       -----------  -------------
                                                                                       -----------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF ACCOUNTING

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's financial statements as of and for the year ended June 30, 1997 as filed on Form 10-K. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.

    Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2. ACQUISITIONS

    Effective July 1, 1997 the Company acquired 100% of the common stock of Central New York Coach Sales and Service Inc. and Jersey Bus Sales, Inc. and related real property (collectively "Central"). These companies are engaged in the sale and service of buses as well as school bus contract operations. Total consideration consisted of $26.5 million of cash less Central's long term indebtedness, as of July 1, 1997, which was $4.8 million, and the issuance of a mortgage of $2.2 million relating to certain real property. In connection with the acquisition, the following intangible assets were recorded:

Covenant not to compete........................  $  200,000
Transportation contract rights.................   1,200,000
Goodwill.......................................  13,036,393

    The Consolidated Statement of Operations includes the results of operations of Central from July 1, 1997 through September 30, 1997. Had the acquisition of Central occurred on July 1, 1996, the pro forma consolidated results of operations of the Company for the three months ended September 30, 1996 after elimination of inter-company transactions and after giving pro forma effect to employment agreements and taxes at 42% would have been as follows:

                                                           THREE MONTHS
                                                              ENDED
                                                        SEPTEMBER 30, 1996
                                                        ------------------
Sales.................................................    $   49,330,097
Net loss..............................................         1,608,188

    In May, 1997, the Los Angeles Unified School District awarded three contracts to the Company for a period of five years, commencing September, 1997. Results of operations relative to these contracts were not material through September 30, 1997. The Company incurred approximately $13 million of capital expenditures in connection with this entry into the Los Angeles market.

3. FINANCING

    In connection with the above acquisitions, in August, 1997 the Company issued $40,000,000 aggregate principal amount of its 10 3/4% Senior Secured Notes due 2004. The notes are required to be registered with the Securities and Exchange Commission concurrently with the registration of $110,000,000 aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 issued in February, 1997.

4. INVENTORIES

    Inventories comprised the following:

                                                 JUNE 30,   SEPTEMBER 30,
                                                   1997         1997
                                                ----------  -------------
Parts and fuel................................   1,969,228     3,830,189
Buses.........................................      --         6,494,287
                                                ----------  -------------
                                                 1,969,228    10,324,476
                                                ----------  -------------
                                                ----------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

    REVENUES. Revenues were $59.2 million for the three months ended September 30, 1997 compared to $25.2 million for the three months ended September 30, 1996, an increase of $34.0 million or 134.8%. This increase was due primarily to
(i) $28.1 million in revenues of Central as a result of the Central acquisition, which was effective as of July 1, 1997; (ii) new contracts awarded to and increases in service requirements of existing contracts in the Paratransit Division of $1.3 million; (iii) the award of the Los Angeles contract which added $0.7 million of revenues; (iv) $1.5 million of additional summer contract revenues; (v) the acquisition of school bus routes in the State of New York in May 1997 which added $0.7 million of revenues; (vi) the acquisition of a PreK/Medicaid business in the State of New York which added $.05 million of revenues; (vii) $1.1 million in contract rate increases and other billings. The Company's revenues from school bus transportation are significantly curtailed during the months of July and August due to school holidays while revenues from the sale and service of buses have historically been significantly higher during the first three months of the fiscal year. Therefore revenues and results for the first fiscal quarter are not representative of annual operations.

    GROSS PROFIT. Gross profit was $7.9 million for the three months ended September 30, 1997 compared to $2.3 million for the three months ended September 30, 1996, an increase of $5.6 million or 242.2%. This increase was due primarily to the increase in revenues described above and gross profit generated by Central of $3.7 million. As a percentage of revenues, gross profit increased to 13.4% in the first quarter of 1997 from 9.2% in the first quarter of 1996. This increase was primarily due to a decrease of 1.4% in payroll and benefit expenses, a 1.0% decrease in parts and tire costs and a 1.5% decrease in lease costs due to the termination of certain operating leases and the purchase of assets leased thereunder.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs were $3.8 million for the three months ended September 30, 1997 compared to $2.5 million for the three months ended September 30, 1996, an increase of $1.3 million or 50.1%. This increase was principally related to additional administrative payroll and benefits related to infrastructure growth and $0.7 million in connection with the Central acquisition. However, general and administrative costs as a percentage of revenues decreased to 6.4% from 9.9%.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $3.3 million for the three months ended September 30, 1997 compared to $2.6 million for the three months ended September 30, 1996 an increase of $0.7 million or 28.6%. This increase was due primarily to depreciation expense of Central of $0.4 million and amortization of goodwill and other items in relation to the acquisition of Central of $0.2 million.

    INCOME (LOSS) FROM OPERATIONS. Income from operations was $0.8 million for the three months ended September 30, 1997 compared to a loss of $2.8 million for the three months ended September 30, 1996 an increase of $3.6 million. This increase was due primarily to increased revenues and higher gross profit margins offset in part by increases in general and administrative costs.

    NET INTEREST EXPENSE. Net interest expense was $4.1 million for the three months ended September 30, 1997 compared to $1.5 million for the three months ended September 30, 1996, an increase of $2.6 million or 177.2%. This increase was primarily due to the interest in connection with the $110,000,000 aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Original Notes") issued in February 1997 and the $40,000,000 aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Additional Notes") issued in August 1997.

    NET LOSS. The Company generated a net loss of $1.9 million for the three months ended September 30, 1997 compared to a net loss of $2.5 million for the three months ended September 30, 1996 a decrease of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

    In August 1997, the Company issued $40,000,000 of the Additional Notes in a private placement. The Company applied the net proceeds of the offering to acquire Central and to fund the Company's entrance into the Los Angeles market.

    Management anticipates total capital expenditures of $23.9 in fiscal 1998 of which approximately $18.9 were made by September 30, 1997 which included approximately $9.3 million for the purchases of buses for Los Angeles contracts which were funded from the proceeds of the offering of the Additional Notes and $9.6 million of capital expenditures for additional vehicles and equipment. In this connection, the Company incurred additional purchase money indebtedness of $6.4 million which included $2.2 million in connection with the acquisition of Central. The statement regarding the Company's anticipated capital expenditures is a "forward-looking" statement which involves known and unknown risks and uncertainties, such as the Company's ability to meet or exceed its growth plans and/or available financing, which may cause the actual capital expenditures to differ materially from the currently anticipated amount.

    NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $3.0 million for the three months ended September 30, 1997 primarily due to a $1.9 million net loss, $3.0 million use of funds for working capital, a $1.3 million increase in deferred income taxes and $0.3 million of other uses of funds. These uses of funds were partially offset by $3.6 million of depreciation and amortization.

    NET CASH USED IN INVESTING ACTIVITIES. In July 1997 the Company acquired Central for $21.7 million which was funded from the proceeds of the Additional Notes and its agreement to issue a $2.2 million note and mortgage relating to certain real property. For the three months ended September 30, 1997, the Company made $18.9 million of capital expenditures to acquire additional vehicles and equipment and to purchase assets previously leased. Of these capital expenditures $6.4 million were directly financed and $9.3 million were financed from the proceeds of the Additional Notes.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities totaled $26.9 million for the three months ended September 30, 1997, due primarily to the net proceeds from the offering of the Additional Notes plus $1.6 million borrowing under the Company's revolving line of credit, offset by principal payments on borrowings in connection with the acquisition of Central (payment of all of Central's debt), and $3.0 million in deferred financing and organization costs. In addition the Company incurred $6.4 million of indebtedness to directly finance capital expenditures for the three months ended September 30, 1997.

    At September 30, 1997, the Company's total debt and stockholder's equity were $158.5 million and $25.9 million respectively.

PART II--OTHER INFORMATION

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

November 26, 1997