Form 10-Q
period 1997-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1998-02-12
CIK 1035423

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

    For the quarterly period ended December 31, 1997 or

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from  ______________ to ______________

    Commission file number  333-42541___________________________________________

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

    Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_______ No___X___ Note: Registrant first became subject to Section 15(d) filing requirements January 27, 1998.

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_______ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

100 Shares of Common Stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                      ---------

      ITEM 1. Financial Statements:

      Consolidated Balance Sheets at June 30, 1997 and December 31, 1997 (unaudited)................          1

      Consolidated Statements of Operations for the Three Month and Six Month Periods Ended December
       31, 1996 and 1997 (unaudited)................................................................          2

      Consolidated Statements of Cash Flows for the Six Month Periods Ended December 31, 1996 and
       1997 (unaudited).............................................................................          3

      Notes to Consolidated Financial Statements (unaudited)........................................          4

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................................          6

PART II. OTHER INFORMATION                                                                                    9

      Signatures....................................................................................         10

      Index to Exhibits.............................................................................        E-1

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                        JUNE 30,     -------------
                                                                                          1997
                                                                                      -------------   (UNAUDITED)
ASSETS
Current:
  Cash and cash equivalents.........................................................  $  16,818,889  $  11,132,256
  Current portion of marketable securities..........................................      1,030,000      2,534,000
  Accounts receivable, net of allowance for doubtful accounts.......................     31,237,975     34,807,506
  Inventories.......................................................................      1,969,228      9,072,959
  Notes receivable..................................................................        191,600      1,426,888
  Prepaid expenses and other current assets.........................................      4,986,656      7,999,719
                                                                                      -------------  -------------
      Total current assets..........................................................     56,234,348     66,973,328
                                                                                      -------------  -------------
Property, plant and equipment, less accumulated depreciation........................     74,967,594     98,786,421
                                                                                      -------------  -------------
Other assets:
  Goodwill, net.....................................................................       --           12,873,439
  Restricted cash and cash equivalents..............................................      2,314,408      1,400,000
  Notes receivable from Affiliates..................................................      4,772,974      4,956,085
  Investments.......................................................................        229,000        229,000
  Marketable securities.............................................................      4,139,697      5,075,908
  Deferred lease expense............................................................        488,212        413,010
  Transportation contract rights, net...............................................      3,444,772      4,059,627
  Deferred financing and organization costs, net....................................      6,295,318      8,805,425
  Due from affiliates...............................................................       --              539,086
  Notes receivable..................................................................        120,992        109,064
  Deposits and other noncurrent assets..............................................      1,343,661      1,502,320
  Deferred tax assets...............................................................       --            3,283,860
  Covenant not to compete, net......................................................       --              180,000
                                                                                      -------------  -------------
      Total other assets............................................................     23,149,034     43,426,824
                                                                                      -------------  -------------
                                                                                      $ 154,350,976  $ 209,186,573
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current:
  Current portion of long-term debt.................................................  $     140,008  $     698,964
  Accounts payable..................................................................        764,293      2,099,351
  Accrued compensation..............................................................      4,053,567      5,144,534
  Current portion of insurance reserve..............................................      2,336,738      2,960,831
  Accrued interest..................................................................      4,927,085      7,110,064
  Other accrued expenses and current liabilities....................................        629,855      2,874,283
                                                                                      -------------  -------------
      Total current liabilities.....................................................     12,851,546     20,888,027
                                                                                      -------------  -------------
Long-term debt, net of current portion..............................................    110,488,215    160,420,619
                                                                                      -------------  -------------
  Premium on bond issuance..........................................................       --            1,310,250
                                                                                      -------------  -------------
Other long-term liabilities.........................................................      2,997,018      3,749,436
                                                                                      -------------  -------------
Deferred income taxes...............................................................        400,000       --
                                                                                      -------------  -------------

Stockholder's equity:
  Common Stock -- authorized 200 shares, issued and outstanding 100 shares:.........        250,000        250,000
  Additional paid-in capital........................................................     13,188,926     13,188,926
  Retained earnings.................................................................     14,033,239      9,150,926
  Unrealized gain on marketable securities, net.....................................        142,032        228,389
                                                                                      -------------  -------------
      Total stockholder's equity....................................................     27,614,197     22,818,241
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                                                                      $ 154,350,976  $ 209,186,573
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     DECEMBER 31,                       DECEMBER 31,
                                                          ----------------------------------  ---------------------------------
                                                                1996              1997             1996              1997
                                                          ----------------  ----------------  ---------------  ----------------

                                                                     (UNAUDITED)
Revenues................................................  $     44,978,464  $     68,138,099  $    70,166,561  $    127,291,475
                                                          ----------------  ----------------  ---------------  ----------------
Costs and expenses:
  Cost of operations....................................        36,776,215        57,915,037       59,655,970       109,169,121
  General and administrative............................         3,052,025         7,000,890        5,552,949        10,773,210
  Depreciation and amortization.........................         2,793,874         3,419,061        5,354,750         6,711,340
                                                          ----------------  ----------------  ---------------  ----------------
                                                                42,622,114        68,334,988       70,563,669       126,653,671
                                                          ----------------  ----------------  ---------------  ----------------
      Income (loss) from operations.....................         2,356,350          (196,889)        (397,108)          637,804
Interest................................................        (1,656,201)       (4,919,498)      (3,148,634)       (9,057,169)
Other income............................................         --                  124,748        --                  232,902
                                                          ----------------  ----------------  ---------------  ----------------
  Income (loss) before (provision) benefit for income
    taxes...............................................           700,149        (4,991,639)      (3,545,742)       (8,186,463)
  (Provision) benefit for income taxes..................          (314,951)        2,342,083        1,432,752         3,683,910
                                                          ----------------  ----------------  ---------------  ----------------
  Net income (loss).....................................  $        385,198  $     (2,649,556) $    (2,112,990) $     (4,502,553)
                                                          ----------------  ----------------  ---------------  ----------------
                                                          ----------------  ----------------  ---------------  ----------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                          1996          1997
                                                                                       -----------  -------------

                                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)..................................................................  $(2,112,990) $  (4,502,553)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Gain on sale of marketable securities............................................      --            (232,902)
    Deferred income taxes............................................................   (1,490,000)    (3,683,860)
    Depreciation.....................................................................    4,804,123      5,857,519
    Amortization.....................................................................      550,627      1,835,166
    Provision for doubtful accounts receivable.......................................      --           1,750,000
    Interest accrued on notes receivable.............................................      --            (157,775)
    Gain on sale of fixed assets.....................................................      --            (372,436)
    Decrease (increase) in:
      Accounts receivable and retainage..............................................     (259,970)      (575,882)
      Inventories....................................................................     (184,900)     1,557,316
      Prepaid expenses and other current assets......................................      212,322     (2,646,982)
      Deferred lease expense.........................................................       (1,200)        75,202
      Deposits and other noncurrent assets...........................................      (33,500)      (113,901)
    Increase (decrease) in:
      Accounts payable...............................................................    2,719,451       (388,852)
      Accrued expenses and other current liabilities.................................      789,004      5,429,580
      Other long-term liabilities....................................................      447,154        752,364
                                                                                       -----------  -------------
      Net cash provided by operating activities......................................    5,440,121      4,582,004
                                                                                       -----------  -------------
Cash flows from investing activities:
  Acquisition of subsidiaries (net of cash acquired of $207,441).....................      --         (21,519,397)
  Proceeds from sale of fixed assets.................................................      --             606,500
  Additions to property, plant and equipment.........................................   (1,663,746)   (15,426,604)
  Purchase of transportation contract rights.........................................      --             (39,665)
  Due from affiliates................................................................      (88,214)      (564,422)
  Notes receivable...................................................................       93,557       (643,042)
  Marketable securities purchased....................................................      --          (6,796,791)
  Proceeds from sale of marketable securities........................................      --           4,629,463
                                                                                       -----------  -------------
      Net cash used in investing activities..........................................   (1,658,403)   (39,753,958)
                                                                                       -----------  -------------
Cash flows from financing activities:
  Proceeds of additional borrowings..................................................    5,291,589     45,770,000
  Principal payments on borrowings...................................................   (7,925,335)   (13,252,118)
  Deferred financing and organization costs..........................................     (622,584)    (3,567,213)
  Transfer from restricted cash......................................................      --             914,408
  Other..............................................................................     (233,000)      (379,756)
                                                                                       -----------  -------------
      Net cash provided by (used in) financing activities............................   (3,489,330)    29,485,321
                                                                                       -----------  -------------
Net increase (decrease) in cash and cash equivalents.................................      292,388     (5,686,633)
Cash and cash equivalents, beginning of period.......................................    1,211,258     16,818,889
                                                                                       -----------  -------------
Cash and cash equivalents, end of period.............................................    1,503,646     11,132,256
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.........................................................................    3,260,367      6,320,900
    Income taxes.....................................................................       80,000        331,527
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Supplemental schedule of noncash investing and financing activities:
  Loans incurred for purchase of property, plant and equipment.......................   11,887,542      6,368,900
  Use of restricted cash to pay down debt............................................      750,000       --
  Transfer of bus from inventory to fixed assets.....................................            0         47,558
                                                                                       -----------  -------------
                                                                                       -----------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF ACCOUNTING

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's financial statements as of and for the year ended June 30, 1997 as filed on the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.

    Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2. ACQUISITIONS

    Effective July 1, 1997 the Company acquired 100% of the common stock of Central New York Coach Sales and Service Inc. and Jersey Bus Sales, Inc. and related real property (collectively "Central"). These companies are engaged in the sale and service of buses as well as school bus contract operations. Total consideration consisted of $26.5 million of cash less Central's long-term indebtedness as of July 1, 1997, which was $4.8 million, and the Company's agreement to issue $2.2 million in mortgage notes relating to certain real property. In connection with the acquisition, the following intangible assets were recorded:

Covenant not to compete........................  $  200,000
Transportation contract rights.................   1,200,000
Goodwill.......................................  13,036,393

    The Consolidated Statements of Operations include the results of operations of Central from July 1, 1997 through December 31, 1997. Had the acquisition of Central occurred on July 1, 1996, the pro forma consolidated results of operations of the Company for the three months and the six months ended December 31, 1996 after elimination of inter-company transactions and after giving pro forma effect to employment agreements and taxes at 45% would have been as follows:

                                       THREE MONTHS        SIX MONTHS
                                           ENDED              ENDED
                                     DECEMBER 31, 1996  DECEMBER 31, 1996
                                     -----------------  -----------------
Sales..............................    $  56,766,153         106,096,250
Net income (loss)..................          967,607            (640,581)

    In May, 1997, the Los Angeles Unified School District awarded three contracts to the Company for a period of five years, commencing September, 1997. In July, 1997 the Company was awarded a three-year contract to provide paratransit services in Philadelphia, Pennsylvania ("SEPTA"). Results of operations relative to these contracts were not material through December 31, 1997. The Company incurred approximately $13 million of capital expenditures in connection with its entry into the Los Angeles market, and insignificant expenditures in connection with the SEPTA contract.

3. FINANCING

    In connection with the above acquisitions, in August, 1997 the Company issued $40,000,000 aggregate principal amount of 10 3/4% Senior Secured Notes due 2004 (the "Additional Notes"). The notes were registered with the Securities and Exchange Commission concurrently with the registration of $110,000,000 aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 issued in February, 1997 (the "Original Notes").

4. INVENTORIES

    Inventories comprised the following:

                                                  JUNE 30,   DECEMBER 31,
                                                    1997         1997
                                                 ----------  ------------
Parts and fuel.................................   1,969,228    3,419,040
Buses..........................................      --        5,653,919
                                                 ----------  ------------
                                                  1,969,228    9,072,959
                                                 ----------  ------------
                                                 ----------  ------------

5. OTHER EVENTS

    (a) In December, 1997, in connection with a five year extension of its labor agreement with the Amalgamated Transit Union (which represents approximately 1,500 drivers, escorts and mechanics rendering services on behalf of the New York City Board of Education), the Company negotiated and paid a $1.7 million non-recurring lump sum bonus to all employees continuously and actively employed from December 1, 1996 to December 1, 1997. The agreement also provided that there would be no further pay increases until November 1, 1998.

    (b) In the quarter ended December 31, 1997 the Company recorded a $1.8 million provision for doubtful accounts in relation to a portion of its accounts receivable. The majority of the accounts subject to the provision arose between August 1993 and August 1996 from non-routine services furnished to certain municipal customers. Following the conclusion of discussions with the relevant customers during the quarter ended December 31, 1997 management determined that the provision for doubtful accounts should be recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
  1996.

    REVENUES. Revenues were $68.1 million for the three months ended December 31, 1997 compared to $45.0 million for the three months ended December 31, 1996, an increase of $23.1 million or 51.5%. This increase was due primarily to (i) $13.8 million in revenues of Central as a result of the Central acquisition;
(ii) new contracts awarded to, and increases in service requirements of existing contracts in the Paratransit Division of $3.1 million; (iii) the award of the Los Angeles contract which added $2.2 million of revenues; (iv) the acquisition of school bus routes in the State of New York in May, 1997, which added $2.2 million of revenues; (v) the acquisition of a Pre-K/Medicaid business in the State of New York which added $0.5 million of revenues; and (vi) $1.3 million in contract rate increases and other billings.

    GROSS PROFIT. Gross profit was $10.2 million for the three months ended December 31, 1997 compared to $8.2 million for the three months ended December 31, 1996, an increase of $2.0 million or 24.6%. This increase was due primarily to the gross profit generated by Central. As a percentage of revenues, gross profit decreased to 15.0% in the second quarter of 1997 from 18.2% in the second quarter of 1996. This decrease was primarily due to a one time $1.7 million bonus (see note 5(a) of notes to consolidated financial statements) and the generally lower gross margins of Central as compared to the school bus transportation business.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $7.0 million for the three months ended December 31, 1997 compared to $3.1 million for the three months ended December 31, 1996, an increase of $3.9 million or 129.4%. This increase was principally related to a provision for doubtful accounts of $1.8 million (see note 5(b) of notes to consolidated financial statements), $1.0 million in connection with the Central acquisition and $0.8 million in additional administrative payroll and benefits related to infrastructure growth.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $3.4 million for the three months ended December 31, 1997 compared to $2.8 million for the three months ended December 31, 1996, an increase of $0.6 million or 22.4%. This increase was due primarily to depreciation expense of Central of $0.4 million and amortization of goodwill of $0.2 million in connection with the Central acquisition.

    INCOME (LOSS) FROM OPERATIONS. Loss from operations was $0.2 million for the three months ended December 31, 1997 compared to income from operations of $2.4 million for the three months ended December 31, 1996, a decrease of $2.6 million or 108.4%. This decrease was due primarily to the non-recurring bonus of $1.7 million and provision for doubtful accounts of $1.8 million (see note 5 of notes to consolidated financial statements), partially offset by increased revenues.

    NET INTEREST EXPENSE. Net interest expense was $4.9 million (including $0.7 million in amortization of deferred financing expenses) for the three months ended December 31, 1997 compared to $1.7 million for the three months ended December 31, 1996, an increase of $3.2 million or 197.0%. This increase was due primarily to the $110 million aggregate principal amount of the Original Notes issued in February 1997 and $40 million aggregate principal amount of the Additional Notes issued in August 1997.

    NET LOSS. The Company generated a net loss of $2.6 million for the three months ended December 31, 1997 compared to a net income of $0.4 million for the three months ended December 31, 1996, a decrease of $3.0 million (net of taxes), due to the factors discussed above.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
  1996

    REVENUES. Revenues were $127.3 million for the six months ended December 31, 1997 compared to $70.2 million for the six months ended December 31, 1996, an increase of $57.1 million or 81.4%. This increase was due primarily to (i) $42.0 million in revenues of Central as a result of the Central acquisition;
(ii) new contracts awarded to and increases in service requirements of existing contracts in the Paratransit Division of $4.4 million; (iii) the award of the Los Angeles contract which added $2.9 million of revenues; (iv) $1.5 million of additional summer contract revenues; (v) the acquisition of school bus routes in the State of New York in May 1997 which added $2.9 million of revenues; (vi) the acquisition of a Pre-K/ Medicaid business in the State of New York which added $1.0 million of revenues; and (vii) $2.4 million in contract rate increases and other billings.

    GROSS PROFIT. Gross profit was $18.1 million for the six months ended December 31, 1997 compared to $10.5 million for the six months ended December 31, 1996, an increase of $7.6 million or 72.4%. This increase was due primarily to the increase in revenues described above and the gross profit generated by Central of $5.8 million. As a percentage of revenues, gross profit decreased to 14.2% for the first six months of 1997 from 15.0% for the six months of 1996. This decrease was primarily due to a one time $1.7 million bonus (see note 5(a) of notes to consolidated financial statements) and the generally lower gross margins of Central as compared to the school bus transportation business.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.8 million for the six months ended December 31, 1997 compared to $5.6 million for the six months ended December 31, 1996, an increase of $5.2 million or 94.0%. This increase was principally related to a provision for doubtful accounts of $1.8 million (see note 5(b) of notes to consolidated financial statements), $1.6 million in connection with the Central acquisition and $1.2 million in additional administrative payroll and benefits related to infrastructure growth.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $6.7 million for the six months ended December 31, 1997 compared to $5.4 million for the six months ended December 31, 1996, an increase of $1.3 million or 25.3%. This increase was due primarily to depreciation expense of Central of $0.9 million and amortization of goodwill in connection with the Central acquisition of $0.3 million.

    INCOME (LOSS) FROM OPERATIONS. Income from operations was $0.6 million for the six months ended December 31, 1997 compared to a loss from operations of $0.4 million for the six months ended December 31, 1996, an improvement of $1.0 million. This increase was due primarily to increased revenues offset by increases in general and administrative costs.

    NET INTEREST EXPENSE. Net interest expense was $9.1 million (including $1.0 million in amortization of deferred financing expenses) for the six months ended December 31, 1997 compared to $3.1 million for the six months ended December 31, 1996, an increase of $6.0 million or 187.7%. This increase was due primarily to the $110 million aggregate principal amount of the Original Notes issued in February 1997 and $40 million aggregate principal amount of the Additional Notes issued in August 1997.

    NET LOSS. The Company generated a net loss of $4.5 million for the six months ended December 31, 1997 compared to $2.1 million for the six months ended December 31, 1996, an increase of $2.4 million (net of taxes), due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Management anticipates total capital expenditures of $27.2 million in fiscal 1998. Approximately $21.8 million of such expenditures were made by December 31, 1997, including approximately $9.3 million for the purchase of buses for Los Angeles contracts (which was funded from the proceeds of the offering of the Additional Notes) and $12.5 million of capital expenditures for additional vehicles and equipment. The statement regarding the Company's anticipated capital expenditures is a "forward-looking" statement which involves known and unknown risks and uncertainties, such as the Company's ability to meet or exceed its growth plans and/or available financing, which may cause the actual capital expenditures to differ materially from the currently anticipated amount.

    NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities of $4.6 million for the six months ended December 31, 1997 resulted primarily from increases in working capital of $3.4 million and $1.2 million in other items.

    NET CASH USED IN INVESTING ACTIVITIES. In July 1997 the Company acquired Central for $21.5 million (net of $0.2 million cash acquired), which was funded from the proceeds of the Additional Notes and the Company's agreement to issue $2.2 million in mortgage notes relating to certain real property. For the six months ended December 31, 1997 the Company made $21.8 million of capital expenditures to acquire additional vehicles and equipment and to purchase assets previously leased. Of these capital expenditures $6.4 million were directly financed and $9.3 million were financed from the proceeds of the Additional Notes. In addition the Company purchased $2.2 million of marketable securities.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities totaled $29.5 million due primarily to the net proceeds of the offering of the Additional Notes plus $4.3 million of borrowings under the Company's revolving line of credit and $0.9 million transferred from restricted cash, offset by principal payments on borrowings primarily in connection with the acquisition of Central and $3.6 million in deferred financing costs. In addition, the Company incurred $6.4 million of indebtedness to directly finance capital expenditures for the period.

    At December 31, 1997, the Company's total debt and stockholder's equity were $161.1 million and $22.8 million, respectively.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

    See Exhibit Index on page E-1 for exhibits filed with this report on Form 10-Q.

    b) Reports on Form 8-K

    On November 20, 1997, the Company filed a report on Form 8-K/A, amending a report on Form 8-K filed on August 29, 1997. Such reports related to Item 2 of Form 8-K (acquisition or disposition of assets) and Item 7 of Form 8-K (financial statements, pro forma financial statements and exhibits) and reported the Company's acquisition of Central. Included in such Form 8-K/A were (i) combined balance sheets for Central as at December 31, 1995 and 1996 and June 30, 1997, (ii) combined statements of income and retained earnings for Central for the years ended December 31, 1994, 1995 and 1996 and for the six months ended June 30, 1997, (iii) combined statements of cash flows for Central or the years ended December 31, 1994, 1995 and 1996 and for the six months ended June 30, 1996 and 1997, (iv) an unaudited pro forma balance sheet for the Company as at June 30, 1997, and (v) an unaudited pro forma statement of operations for the Company for the year ended June 30, 1997.

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

                                ATLANTIC EXPRESS TRANSPORTATION CORP.

                                By:  /s/ NATHAN SCHLENKER
                                     -----------------------------------------
                                     Nathan Schlenker
                                     CHIEF FINANCIAL OFFICER

February 12, 1998

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                   DESCRIPTION OF DOCUMENT                                       PAGE
-----------  ---------------------------------------------------  ---------------------------------------------------
      10.1   Assumption Agreement to the Registration Rights      (incorporated by reference to Exhibit 10.18 to the
               Agreement dated December 12, 1997, among the         Company's Registration Statement on Form S-1
               Company and the Guarantors (as defined therein)      (Reg. No. 333-42541) filed on December 18, 1997)

      27.1   Financial Data Schedule                                                      E-2