Form 10-Q
period 1998-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1998-05-01
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      (Mark One)

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998 or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to _____________

      Commission file number: Pending

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         NEW YORK                                        13-392-3467
-------------------------------                      -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

7 NORTH STREET, STATEN ISLAND, NEW YORK,                  10302-1205
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

Yes |_| No |X| Note: Registrant first became subject to Section 15(d) filing requirements January 27, 1998.

                      APPLICABLE ONLY TO ISSUER INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

100 Shares of Common Stock, no par value.
================================================================================

                                TABLE OF CONTENTS

      PART I. Financial Information

                                                                            Page

ITEM 1. Financial Statements:

      Consolidated Balance Sheets at June 30, 1997 and March
       31, 1998 (unaudited) ..............................................   1

      Consolidated Statements of Operations for the Three
       Month and Nine Month Periods Ended March 31, 1997
       and 1998 (unaudited) ..............................................   2

      Consolidated Statements of Cash Flows for the Nine
       Month Periods Ended March 31, 1997 and 1998
       (unaudited) .......................................................   3

      Notes to Consolidated Financial Statements (unaudited) .............   4

      ITEM 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...............................   6

PART II. Other Information ...............................................   9

      Signatures .........................................................  10

      Index to Exhibits .................................................. E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                              June 30,            March 31,
                                                1997                1998
                                            ------------        ------------
                                                                (unaudited)
Assets
Current:
 Cash and cash equivalents ................  $16,818,889         $ 9,546,450
 Current portion of marketable securities .    1,030,000           3,000,000
 Accounts receivable, net of allowance
  for doubtful accounts ...................   31,237,975          35,378,568
 Inventories ..............................    1,969,228           7,310,034
 Notes receivable .........................      191,600           1,348,013
 Prepaid expenses and other current assets.    4,986,656           5,752,513
                                             -----------         -----------
     Total current assets .................   56,234,348          62,335,578
                                             -----------         -----------
Property, plant and equipment, less
 accumulated depreciation .................   74,967,594          98,697,242
                                             -----------         -----------
Other assets:
 Goodwill, net ............................       --              12,791,962
 Restricted cash and cash equivalents .....    2,314,408           1,400,000
 Notes receivable from affiliates .........    4,772,974           5,037,656
 Investments ..............................      229,000             229,000
 Marketable securities ....................    4,139,697           5,743,872
 Deferred lease expense ...................      488,212             374,035
 Transportation contract rights, net ......    3,444,772           3,957,427
 Deferred financing and organization costs,
  net .....................................    6,295,318           8,465,198
 Due from affiliates ......................       --                 516,417
 Notes receivable .........................      120,992              62,582
 Deposit and other noncurrent assets ......    1,343,661           1,609,310
 Deferred tax assets ......................       --               3,018,438
 Covenant not to compete, net .............       --                 170,000
                                            ------------        ------------
     Total other assets ...................   23,149,034          43,375,897
                                            ------------        ------------
                                            $154,350,976        $204,408,717
                                            ============        ============
Liabilities and Stockholder's Equity
Current:
 Current portion of long-term debt ........ $    140,008        $    627,687
 Accounts payable .........................      764,293           2,111,632
 Accrued compensation .....................    4,053,567           7,871,293
 Current portion of insurance reserve .....    2,336,738           2,957,449
 Accrued interest .........................    4,927,085           2,739,818
 Other accrued expenses and current
  liabilities .............................      629,855           2,843,547
                                            ------------        ------------
     Total current liabilities ............   12,851,546          19,151,426
                                            ------------        ------------
Long-term debt, net of current portion ....  110,488,215         155,995,175
Premium on bond issuance ..................       --               1,256,400
Other long-term liabilities ...............    2,997,018           4,402,363
                                            ------------        ------------
Deferred income taxes .....................      400,000              --
                                            ------------        ------------

Stockholder's equity:
 Common Stock, authorized 200 shares,
  issued and outstanding 100 shares .......      250,000             250,000
 Additional paid-in capital ...............   13,188,926          13,188,926
 Retained earnings ........................   14,033,239           9,635,989
 Unrealized gain on marketable securities,
  net .....................................      142,032             528,438
                                            ------------        ------------
     Total stockholder's equity ...........   27,614,197          23,603,353
                                            ------------        ------------
                                            $154,350,976        $204,408,717
                                            ============        ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                               Three Months Ended               Nine Months Ended
                                                    March 31,                        March 31,
                                           ---------------------------    ------------------------------
                                               1997            1998             1997             1998
                                           -----------   -------------    -------------    -------------
                                                  (unaudited)                      (unaudited)
Revenues ...............................   $45,546,940   $  67,502,640    $ 115,713,501    $ 194,794,115
                                           -----------   -------------    -------------    -------------
Costs and expenses:
 Cost of operations ....................    37,736,152      55,264,597       97,392,122      164,433,718
 General and administrative ............     3,042,330       4,869,509        8,595,279       15,642,719
 Depreciation and amortization .........     2,743,029       2,277,073        8,097,779        8,988,413
                                           -----------   -------------    -------------    -------------
                                            43,521,511      62,411,179      114,085,180      189,064,850
                                           -----------   -------------    -------------    -------------
  Income (loss) from operations ........     2,025,429       5,091,461        1,628,321        5,729,265
Interest ...............................    (2,810,345)     (4,343,472)      (5,958,979)     (13,400,641)
Other income ...........................          --           295,940             --            528,842
                                           -----------   -------------    -------------    -------------
  Income (loss) before (provision)
  benefit for income taxes and
  extraordinary items ..................      (784,916)      1,043,929       (4,330,658)      (7,142,534)
(Provision) benefit for income taxes ...       386,048        (469,770)       1,818,800        3,214,140
                                           -----------   -------------    -------------    -------------
  Income (loss) before
  extraordinary items ..................      (398,868)        574,159       (2,511,858)      (3,928,394)

Extraordinary items:
  Loss on early extinguishment of
  debt, net of tax benefit of $390,000 .       552,369            --            552,369             --

  Write-off of unamortized deferred
  finance charges, net of tax benefit of
  $368,000 as a result of refinancing ..       525,943            --            525,943             --
                                           -----------   -------------    -------------    -------------

Net income (loss) ......................   $(1,477,180)  $     574,159    $  (3,590,170)   $  (3,928,394)
                                           ===========   =============    =============    =============

           See accompanying notes to consolidated financial statements

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                                                             Nine Months ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                            1997             1998
                                                                       -------------    -------------
                                                                                 (unaudited)
Cash flows from operating activities:
   Net income (loss) ...............................................   $  (3,590,170)   $  (3,928,394)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Gain on sale of marketable securities ........................            --           (527,817)
      Deferred income taxes ........................................      (2,576,800)      (3,418,438)
      Depreciation .................................................       7,313,809        7,916,119
      Amortization .................................................         783,970        2,299,465
      Provision for doubtful accounts receivable ...................            --          1,750,000
      Interest accrued on notes receivable .........................            --           (239,346)
      Gain on sale of fixed assets .................................            --           (258,975)
      Extraordinary items ..........................................       1,836,312             --
      Decrease (increase) in:
         Accounts receivable and retainage .........................      (2,650,065)      (1,146,944)
         Inventories ...............................................        (184,900)       3,320,241
         Prepaid expenses and other current assets .................      (1,044,827)        (399,776)
         Deferred lease expense ....................................          10,581          114,177
         Deposits and other noncurrent assets ......................        (338,311)        (220,891)
      Increase (decrease) in:
         Accounts payable ..........................................        (114,628)        (376,571)
         Accrued expenses and other current liabilities ............       2,512,343        3,783,272
         Other long-term liabilities ...............................         764,858        1,405,345
                                                                       -------------    -------------
              Net cash provided by operating activities ............       2,722,172       10,071,467
                                                                       -------------    -------------
Cash flows from investing activities:
      Acquisition of subsidiaries (net of cash
       acquired of $207,441) .......................................            --        (21,519,397)
      Proceeds from sale of fixed assets ...........................            --            712,525
      Additions to property, plant and equipment ...................      (9,574,493)     (17,618,263)
      Purchase of transportation contract rights ...................        (250,000)         (57,139)
      Due from affiliates ..........................................          47,578         (541,753)
      Notes receivable .............................................         143,307         (517,685)
      Marketable securities purchased ..............................      (4,170,338)     (10,392,120)
      Proceeds from sale of marketable securities ..................            --          7,699,972
                                                                       -------------    -------------
              Net cash used in investing activities ................     (13,803,946)     (42,233,860)
                                                                       -------------    -------------
Cash flows from financing activities:
      Proceeds of additional borrowings ............................     118,473,894       41,400,000
      Principal payments on borrowings .............................     (79,536,124)     (13,366,493)
      Deferred financing and organization costs ....................      (6,206,488)      (3,589,107)
      Transfer from restricted cash ................................            --            914,408
      Other ........................................................        (267,274)        (468,854)
                                                                       -------------    -------------
              Net cash provided by (used in) financing
               activities ..........................................      32,464,008       24,889,954
                                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents ...............      21,382,234       (7,272,439)
Cash and cash equivalents, beginning of period .....................       1,211,258       16,818,889
                                                                       -------------    -------------
Cash and cash equivalents, end of period ...........................      22,593,492        9,546,450
                                                                       =============    =============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest .....................................................   $   3,260,367    $  15,029,925
      Income taxes .................................................          80,000          362,809
                                                                       =============    =============
Supplemental schedule of noncash investing and financing activities:
      Loans incurred for purchase of property, plant and equipment .      11,887,542        6,368,900
      Use of restricted cash to pay down debt ......................         750,000             --
      Transfer of bus from inventory to fixed assets ...............            --             47,558
                                                                       =============    =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Basis of Accounting

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended June 30, 1997 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.

      Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2. Acquisitions

      Effective July 1, 1997 the Company acquired 100% of the common stock of Central New York Coach Sales and Services Inc. and Jersey Bus Sales, Inc. and related real property (collectively "Central"). These companies are engaged in the sale and service of buses as well as school bus contract operations. Total consideration consisted of $26.5 million cash less Central's long-term indebtedness as of July 1, 1997, which was $4.8 million, and the Company's agreement to issue $2.2 million in mortgage notes relating to certain real property. In connection with the acquisition, the following intangible assets were recorded:

      Convenant not to compete ........................  $   200,000
      Transportation contract rights ..................    1,200,000
      Goodwill ........................................   13,036,393

      The Consolidated Statements of Operations include the results of operations of Central from July 1, 1997 through March 31, 1998. Had the acquisition of Central occurred on July 1, 1996, the pro forma consolidated results of operations of the Company for the three months and the nine months ended March 31, 1997 after elimination of inter-company transactions and after giving pro forma effect to employment agreements and taxes at 45% would have been as follows:

                                      Three months          Nine  months
                                         ended                 ended
                                     March 31, 1997        March 31, 1997
                                     --------------        --------------
      Sales ........................  $54,694,962          $161,270,363
      Net income (loss) ............   (1,415,222)           (2,189,902)

      In May, 1997, the Los Angeles Unified School District awarded three contracts to the Company for a period of five years, commencing September, 1997. In July, 1997 the Company was awarded a three-year contract to provide paratransit services in Philadelphia, Pennsylvania ("SEPTA"). Results of operations relative to these contracts were not material through March 31, 1998. The Company incurred approximately $13 million of capital expenditures in connection with its entry into the Los Angeles market, and insignificant expenditures in connection with the SEPTA contract.

3. Financing

      In connection with the above acquisitions, in August, 1997 the Company issued $40,000,000 aggregate principal amount of 10 3/4% Senior Secured Notes due 2004. Such notes were registered with the Securities and Exchange Commission concurrently with registration of $110,000,000 aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 issued in February, 1997.

4. Inventories

      Inventories comprised the following:

                                                  June 30,            March 31,
                                                   1997                 1998
                                                -----------          -----------
          Parts and fuel                        $ 1,969,228          $ 3,562,859
          Buses                                          --            3,747,175
                                                -----------          -----------
                                                $ 1,969,228          $ 7,310,034
                                                ===========          ===========

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

      (b) In the quarter ended December 31, 1997 the Company recorded a $1.8 million provision for doubtful accounts in relation to a portion of its accounts receivable. The majority of the accounts subject to the provision arose between August 1993 and August 1996 from non-routine services furnished to certain municipal customers. Following the conclusion of discussions with the relevant customers during the quarter ended December 31, 1997, management determined that the provision for doubtful accounts should be recorded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended March 31, 1998 compared to three months ended March 31, 1997

      Revenues. Revenues were $67.5 million for the three months ended March 31, 1998 compared to $45.5 million for the three months ended March 31, 1997, an increase of $22.0 million or 48.2%. This increase was due primarily to (i) $11.7 million in additional revenues as a result of the Central acquisition; (ii) new contracts awarded to and increases in service requirements of existing contracts in the Paratransit Division of $3.4 million; (iii) the award of the Los Angeles contracts which added $2.4 million of revenues; (iv) the acquisition of school bus routes in the State of New York in May 1997 which added $2.4 million of revenues; (v) the acquisition of a Pre-K/Medicaid business in the State of New York which added $0.5 million of revenues; and (vi) $1.6 million in contract rate increases and other billings.

      Gross profit. Gross profit was $12.2 million for the three months ended March 31, 1998 compared to $7.8 million for the three months ended March 31, 1997, an increase of $4.4 million or 56.7%. This increase was due primarily to the increase in revenues described above and the gross profit of $1.9 million generated by Central. As a percentage of revenues, gross profit increased to 18.1% for the quarter ended March 31, 1998 from 17.1% for the quarter ended March 31, 1997. This increase was primarily due to a decrease in fuel costs.

      General and administrative expenses. General and administrative expenses were $4.9 million for the three months ended March 31, 1998 compared to $3.0 million for the three months ended March 31, 1997, an increase of $1.9 million or 60.1%. This increase was principally related to $0.7 million in connection with the Central acquisition and $0.7 million in additional administrative payroll and benefits related to infrastructure growth.

      Depreciation and amortization. Depreciation and amortization expense was $2.3 million for the three months ended March 31, 1998 compared to $2.7 million for the three months ended March 31, 1997, a decrease of $0.4 million or 17.0%. In the three months ended March 31, 1998, the Company reassessed and extended the useful life of certain fixed assets and contract rights, resulting in lower depreciation and amortization expense of $0.9 million and $0.2 million, respectively. These decreases were offset by depreciation expense of Central of $0.2 million and amortization of goodwill and other items in connection with the Central acquisition of $0.1 million and depreciation in connection with new vehicle acquisitions.

      Income (loss) from operations. Income from operations was $5.1 million for the three months ended March 31, 1998 compared to $2.0 million for the three months ended March 31, 1997, an increase of $3.1 million or 151.4%. This increase was due primarily to the increased revenues and higher gross profit margins offset in part by increases in general and administrative expenses.

      Net interest expense. Net interest expense was $4.3 million for the three months ended March 31, 1998 compared to $2.8 million for the three months ended March 31, 1997, an increase of $1.5 million or 54.6%. This increase was due primarily to interest in connection with the $110 million aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 issued in February 1997 and $40 million aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Additional Notes") issued in August 1997.

      Net income. The Company generated net income of $0.6 million for the three months ended March 31, 1998 compared to a net loss of $1.5 million for the three months ended March 31, 1997, an increase of $2.1 million, due to the factors listed above.

Nine months ended March 31, 1998 compared to nine months ended March 31, 1997

      Revenues. Revenues were $194.8 million for the nine months ended March 31, 1998 compared to $115.7 million for the nine months ended March 31, 1997, an increase of $79.1 million or 68.3%. This increase was due primarily to (i) $53.7 million in additional revenues as a result of the Central acquisition; (ii) new contracts awarded to and increases in service requirements of existing contracts in the Paratransit Division of $7.9 million; (iii) the award of the Los Angeles contracts which added $5.3 million of revenues; (iv) $1.5 million of additional summer contract revenues; (v) the acquisition of school bus routes in the State of New York in May 1997 which added $5.3 million of revenues; (vi) the acquisition of a Pre-K/Medicaid business in the State of New York which added $1.5 million of revenues; and (vii) $3.9 million in contract rate increases and other billings.

      Gross profit. Gross profit was $30.4 million for the nine months ended March 31, 1998 compared to $18.3 million for the nine months ended March 31, 1997, an increase of $12.1 million or 65.7%. This increase was due primarily to the increase in revenues described above and the gross profit generated by Central of $7.7 million. As a percentage of revenues, gross profit decreased to 15.6% for the nine months ended March 31, 1998 from 15.8% for the nine months ended March 31, 1997. This decrease was primarily due to a one time $1.7 million bonus (see Note 5(a) of Notes to Consolidated Financial Statements) and the generally lower gross margins of Central as compared to the school bus transportation business.

      General and administrative expenses. General and administrative expenses were $15.6 million for the nine months ended March 31, 1998 compared to $8.6 million for the nine months ended March 31, 1997, an increase of $7.0 million or 82.0%. This increase was principally related to a provision for doubtful accounts of $1.8 million (see Note 5(b) of Notes to Consolidated Financial Statements), $2.4 million in connection with the Central acquisition and $1.8 million in additional administrative payroll and benefits related to infrastructure growth.

      Depreciation and amortization. Depreciation and amortization expense was $9.0 million for the nine months ended March 31, 1998 compared to $8.1 million for the nine months ended March 31, 1997, an increase of $0.9 million or 11.0%. This increase was due to depreciation expense of Central of $1.1 million, amortization of goodwill and other items in connection with the Central acquisition of $0.4 million and depreciation in connection with the purchase of new vehicles partially offset by a $1.1 million decrease in depreciation and amortization due to the Company reassessing and extending the useful life of certain fixed assets and contract rights.

      Income (loss) from operations. Income from operations was $5.7 million for the nine months ended March 31, 1998 compared to $1.6 million for the nine months ended March 31, 1997, an increase of $4.1 million or 251.9%. This increase was due primarily to increased revenues and higher gross margins offset by increases in general and administrative costs.

      Net interest expense. Net interest expense was $13.4 million for the nine months ended March 31, 1998 compared to $6.0 million for the nine months ended March 31, 1997, an increase of $7.4 million or 124.9%. This increase was due primarily to interest in connection with the $110 million aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 issued in February 1997 and $40 million aggregate principal amount of the Additional Notes issued in August 1997.

      Net loss. The Company generated a net loss of $3.9 million for the nine months ended March 31, 1998 compared to a net loss of $3.6 million (including $1.1 million in extraordinary charges, net of taxes) for the nine months ended March 31, 1997, a increase of $0.3 million, due to the factors described above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $ 27.5 million in fiscal 1998. Approximately $24.0 million were made by March 31, 1998, including $9.3 million for the purchase of buses for Los Angeles contracts (which was funded from the proceeds of the offering of the Additional Notes) and $14.7 million of capital expenditures for additional vehicles, property and equipment. In connection with the newly awarded school bus contracts, the Company anticipates capital expenditures of approximately $11 million to be made in the first quarter of fiscal 1999. The Company is reviewing its options as to the method of financing these expenditures.

      The statements regarding the Company's anticipated capital expenditures are "forward-looking" statements which involve known and unknown risks and uncertainties, such as the Company's ability to meet or exceed its growth plans and/or available financing, which may cause the actual capital expenditures to differ materially from the currently anticipated amounts.

      Net cash provided by operating activities. Net cash provided by operating activities of $10.1 million for the nine months ended March 31, 1998, resulted primarily from increases in working capital of $5.2 million, plus noncash items of $12.0 million ($10.2 million of which relates to depreciation and amortization) offset by net loss of $3.9 million and $3.4 million increase in deferred income taxes.

      Net cash used in investing activities. In July 1997 the Company acquired Central for $21.5 million (net of $0.2 million cash acquired), which was funded from the proceeds of the Additional Notes and the Company's agreement to issue $2.2 million in mortgage notes relating to certain real property. For the nine months ended March 31, 1998 the Company made $24.0 million of capital expenditures to acquire additional vehicles, property and equipment and to purchase assets previously leased. Of these capital expenditures $6.4 million were directly financed and $9.3 million were financed from the proceeds of the Additional Notes. In addition, the Company purchased $2.7 million of marketable securities.

      Net cash provided by financing activities. Net cash provided by financing activities totaled $24.9 million due primarily to the net proceeds of the offering of the Additional Notes and $0.9 million transferred from restricted cash, offset by principal payments on borrowings primarily in connection with the acquisition of Central and $3.6 million in deferred financing costs. In addition, the Company incurred $6.4 million of indebtedness to directly finance capital expenditures for the period.

      At March 31, 1998 the Company's total debt and stockholder's equity were $156.6 million and $23.6 million, respectively.

Part II - Other Information

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

      b) Reports on Form 8-K

      None.

                                   Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Atlantic Express Transportation Corp.

                                           By: /s/ Nathan Schlenker
                                               ---------------------------------
                                               Nathan Schlenker
                                               Chief Financial Officer
May 1, 1998

                                Index to Exhibits

Exhibit
Number            Description of Document                                 Page
-------           -----------------------                                 ----

27.1              Financial Data Schedule                                 E-2