Form 10-Q/A
period 1998-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1998-05-18
CIK 1035423

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____________ to _____________
Commission file number: PENDING
                        -------------------------------------------------------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                       13-392-3467
---------------------------------             ---------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

7 NORTH STREET, STATEN ISLAND, NEW YORK,                  10302-1205
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (718) 442-7000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

           Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X    Note:  Registrant first became subject to Section 15(d)
    -----    -----
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
Yes       No
    -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
100 Shares of Common Stock, no par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                                                                  PAGE
        ITEM 1.  Financial Statements:

        Consolidated Balance Sheets at June 30, 1997 and March 31, 1998 (unaudited)  .  .  .  .  . 1

        Consolidated Statements of Operations for the Three Month and Nine Month
          Periods Ended March 31, 1997 and 1998 (unaudited)  .  .  .  .  .  .  .  .  .  .  .  .  . 2

        Consolidated Statements of Cash Flows for the Nine Month Periods Ended
          March 31, 1997 and 1998 (unaudited) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 3

        Notes to Consolidated Financial Statements (unaudited)  .  .  .  .  .  .  .  .  .  .  .  . 4

          ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 7

PART II.  OTHER INFORMATION                                                                       10

        Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   11

        Index to Exhibits   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  E-1

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,            MARCH 31,
                                                                                        1997                 1998
                                                                                   ---------------      --------------
                                                                                                          (UNAUDITED)

   ASSETS
   Current:
      Cash and cash equivalents    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $    16,818,889      $    9,546,450
      Current portion of marketable securities .  .  .  .  .  .  .  .  .  .  .           1,030,000           3,000,000
      Accounts receivable, net of allowance for doubtful accounts   .  .  .  .          31,237,975          35,378,568
      Inventories   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           1,969,228           7,310,034
      Notes receivable    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             191,600           1,348,013
      Prepaid expenses and other current assets   .  .  .  .  .  .  .  .  .  .           4,986,656           5,752,513
                                                                                     -------------       -------------
               Total current assets   .  .  .  .  .  .  .  .  .  .  .  .  .  .          56,234,348          62,335,578
                                                                                     -------------       -------------
   Property, plant and equipment, less accumulated depreciation  .  .  .  .  .          74,967,594          98,697,242
                                                                                     -------------       -------------
   Other assets:
      Goodwill, net .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .                   -          12,791,962
      Restricted cash and cash equivalents     .  .  .  .  .  .  .  .  .  .  .           2,314,408           1,400,000
      Notes receivable from affiliates   .  .  .  .  .  .  .  .  .  .  .  .  .           4,772,974           5,037,656
      Investments      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             229,000             229,000
      Marketable securities     .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           4,139,697           5,743,872
      Deferred lease expense    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             488,212             374,035
      Transportation contract rights, net   .  .  .  .  .  .  .  .  .  .  .  .           3,444,772           3,957,427
      Deferred financing and organization costs, net    .  .  .  .  .  .  .  .           6,295,318           8,465,198
      Due from affiliates .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .                   -             516,417
      Notes receivable    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             120,992              62,582
      Deposit and other noncurrent assets   .  .  .  .  .  .  .  .  .  .  .  .           1,343,661           1,609,310
      Deferred tax assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .                   -           3,018,438
      Covenant not to compete, net    .  .  .  .  .  .  .  .  .  .  .  .  .  .                   -             170,000
                                                                                     -------------       -------------
                Total other assets    .  .  .  .  .  .  .  .  .  .  .  .  .  .          23,149,034          43,375,897
                                                                                     -------------       -------------
                                                                                   $   154,350,976      $  204,408,717
                                                                                    ==============      ==============
   LIABILITIES AND STOCKHOLDER'S EQUITY
   Current:
      Current portion of long-term debt  .  .  .  .  .  .  .  .  .  .  .  .  .     $       140,008      $      627,687
      Accounts payable    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             764,293           2,111,632
      Accrued compensation   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           4,053,567           7,871,293
      Current portion of insurance reserve  .  .  .  .  .  .  .  .  .  .  .  .           2,336,738           2,957,449
      Accrued interest    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           4,927,085           2,739,818
      Other accrued expenses and current liabilities .  .  .  .  .  .  .  .  .             629,855           2,843,547
                                                                                     -------------       -------------
                Total current liabilities.  .  .  .  .  .  .  .  .  .  .  .  .          12,851,546          19,151,426
                                                                                     -------------       -------------
   Long-term debt, net of current portion.  .  .  .  .  .  .  .  .  .  .  .  .         110,488,215         155,995,175
                                                                                     -------------       -------------
   Premium on bond issuance  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .                   -           1,256,400
                                                                                     -------------       -------------
   Other long-term liabilities  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           2,997,018           4,402,363
                                                                                     -------------       -------------
   Deferred income taxes .  .  .  .  .  .  .  .  . .  .  . .  .  .  .  .  .  .             400,000                   -
                                                                                     -------------       -------------
   Stockholder's equity:
      Common Stock, authorized 200 shares, issued and outstanding 100 shares .             250,000             250,000
      Additional paid-in capital   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          13,188,926          13,188,926
      Retained earnings   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          14,033,239           9,635,989
      Unrealized gain on marketable securities, net  .  .  .  .  .  .  .  .  .             142,032             528,438
                                                                                     -------------       -------------
               Total stockholder's equity   .  .  .  .  .  .  .  .  .  .  .  .          27,614,197          23,603,353
                                                                                     -------------       -------------
                                                                                   $   154,350,976      $  204,408,717
                                                                                    ==============      ==============

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      MARCH 31,                          MARCH 31,
                                                           ------------------------------      -----------------------------
                                                              1997               1998              1997              1998
                                                           -----------       ------------      ------------     ------------
                                                                    (UNAUDITED)                        (UNAUDITED)

Revenues   .   .   .  .  .  .  .  .  .  .  .  .  .  .      $45,546,940        $67,502,640      $115,713,501     $194,794,115
                                                          ------------      -------------     -------------     ------------


Costs and expenses:
    Cost of operations   .  .  .  .  .  .  .  .  .  .       37,736,152         55,264,597        97,392,122      164,433,718
    General and administrative .  .  .  .  .  .  .  .        3,042,330          4,869,509         8,595,279       15,642,719
    Depreciation and amortization .  .  .  .  .  .  .        2,743,029          2,277,073         8,097,779        8,988,413
                                                          ------------      -------------     -------------     ------------
                                                            43,521,511         62,411,179       114,085,180      189,064,850
                                                          ------------      -------------     -------------     ------------
        Income (loss) from operations.  .  .  .  .  .        2,025,429          5,091,461         1,628,321        5,729,265
Interest   .   .   .  .  .  .  .  .  .  .  .  .  .  .       (2,810,345)        (4,343,472)       (5,958,979)     (13,400,641)
Other income   .   .  .  .  .  .  .  .  .  .  .  .  .           -                 295,940             -              528,842
                                                          ------------      -------------     -------------     ------------
        Income (loss) before (provision)
        benefit for income taxes and
        extraordinary items .  .  .  .  .  .  .  .  .         (784,916)         1,043,929        (4,330,658)      (7,142,534)
(Provision) benefit for income taxes .  .  .  .  .  .          386,048           (469,770)        1,818,800        3,214,140
                                                          ------------      -------------     -------------     ------------
        Income (loss) before
        extraordinary items   .  .  .  .  .   .  .  .         (398,868)           574,159        (2,511,858)      (3,928,394)
Extraordinary items:
     Loss on early extinguishment of
     debt, net of tax benefit of $390,000  .  .  .  .          552,369               -              552,369            -
     Write-off of unamortized deferred
     finance charges, net of tax benefit of
     $368,000 as a result of refinancing   .  .  .  .          525,943               -              525,943            -
                                                          ------------      -------------     -------------     ------------
Net income (loss)     .  .  .  .  .  .  .  .  .  .  .      $(1,477,180)     $     574,159       $(3,590,170)     $(3,928,394)
                                                           ===========      =============       ===========      ===========



           See accompanying notes to consolidated financial statements

                                   ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                                NINE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                  --------------------------------------------
                                                                                        1997                          1998
                                                                                  ---------------               --------------
                                                                                                   (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $   (3,590,170)               $  (3,928,394)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Gain on sale of marketable securities    .  .  .  .  .  .  .  .  .  .  .  .          -                         (527,817)
      Deferred income taxes     .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     (2,576,800)                  (3,418,438)
      Depreciation     .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      7,313,809                    7,916,119
      Amortization     .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        783,970                    2,299,465
      Provision for doubtful accounts receivable        .  .  .  .  .  .  .  .  .          -                        1,750,000
      Interest accrued on notes receivable        .  .  .  .  .  .  .  .  .  .  .          -                         (239,346)
      Gain on sale of fixed assets       .  .  .  .  .  .  .  .  .  .  .  .  .  .          -                         (258,975)
      Extraordinary items       .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      1,836,312                         -
      Decrease (increase) in:
         Accounts receivable and retainage        .  .  .  .  .  .  .  .  .  .  .     (2,650,065)                  (1,146,944)
         Inventories       .  . .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (184,900)                   3,320,241
         Prepaid expenses and other current assets         .  .  .  .  .  .  .  .     (1,044,827)                    (399,776)
         Deferred lease expense       .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         10,581                      114,177
         Deposits and other noncurrent assets        .  .  .  .  .  .  .  .  .  .       (338,311)                    (220,891)
      Increase (decrease) in:
         Accounts payable       .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (114,628)                    (376,571)
         Accrued expenses and other current liabilities       .  .  .  .  .  .  .      2,512,343                    3,783,272
         Other long-term liabilities     .  .  .  .  .  .  .  .  .  .  .  .  .  .        764,858                    1,405,345
                                                                                    ------------                -------------
              Net cash provided by operating activities    .  .  .  .  .  .  .  .      2,722,172                   10,071,467
                                                                                    ------------                -------------
Cash flows from investing activities:
      Acquisition of subsidiaries (net of cash acquired of $207,441)   .  .  .  .          -                      (21,519,397)
      Proceeds from sale of fixed assets    .  .  .  .  .  .  .  .  .  .  .  .  .          -                          712,525
      Additions to property, plant and equipment     .  .  .  .  .  .  .  .  .  .     (9,574,493)                 (17,618,263)
      Purchase of transportation contract rights     .  .  .  .  .  .  .  .  .  .       (250,000)                     (57,139)
      Due from affiliates    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         47,578                     (541,753)
      Notes receivable    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        143,307                     (517,685)
      Marketable securities purchased .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     (4,170,338)                 (10,392,120)
      Proceeds from sale of marketable securities    .  .  .  .  .  .  .  .  .  .          -                        7,699,972
                                                                                    ------------                -------------
              Net cash used in investing activities     .  .  .  .  .  .  .  .  .    (13,803,946)                 (42,233,860)
                                                                                    ------------                -------------
Cash flows from financing activities:
      Proceeds of additional borrowings  .  .  .  .  .  .  .  .  .  .  .  .  .  .    118,473,894                   41,400,000
      Principal payments on borrowings   .  .  .  .  .  .  .  .  .  .  .  .  .  .    (79,536,124)                 (13,366,493)
      Deferred financing and organization costs   .  .  .  .  .  .  .  .  .  .  .     (6,206,488)                  (3,589,107)
      Transfer from restricted cash      .  .  .  .  .  .  .  .  .  .  .  .  .  .          -                          914,408
      Other      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (267,274)                    (468,854)
                                                                                    ------------                -------------
              Net cash provided by (used in) financing activities      .  .  .  .     32,464,008                   24,889,954
                                                                                    ------------                -------------
Net increase (decrease) in cash and cash equivalents    .  .  .  .  .  .  .  .  .     21,382,234                   (7,272,439)
Cash and cash equivalents, beginning of period    .  .  .  .  .  .  .  .  .  .  .      1,211,258                   16,818,889
                                                                                    ------------                -------------
Cash and cash equivalents, end of period    .  .  .  .  .  .  .  .  .  .  .  .  .     22,593,492                    9,546,450
                                                                                    ============                =============
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $    3,260,367                 $ 15,029,925
      Income taxes  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         80,000                      362,809
                                                                                    ============                =============
Supplemental schedule of noncash investing and financing activities:
      Loans incurred for purchase of property, plant and equipment  .  .  .  .  .     11,887,542                   6,368,900
      Use of restricted cash to pay down debt  .  .  .  .  .  .  .  .  .  .  .  .        750,000                           -
      Transfer of bus from inventory to fixed assets .  .  .  .  .  .  .  .  .  .           -                         47,558
                                                                                    ============                =============

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

     Convenant not to compete .  .  .  .  .  .  .  .  .       $       200,000
     Transportation contract rights .  .  .  .  .  .  .             1,200,000
     Goodwill  .  .  .  .  .  .  .  .  .  .  .  .  .  .            13,036,393

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


                                                               THREE MONTHS          NINE MONTHS
                                                                   ENDED                ENDED
                                                              MARCH 31, 1997        MARCH 31, 1997
                                                              --------------        --------------

          Sales  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $ 54,694,962         $ 161,270,363
          Net income (loss)  .  .  .  .  .  .  .  .  .  .        (1,415,222)           (2,189,902)


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

4. INVENTORIES

       Inventories comprised the following:


                                                      JUNE 30,            MARCH 31,
                                                       1997                 1998
                                                    ----------            ---------
Parts and fuel . . . . . . . . . . . . . . . . .   $ 1,969,228          $ 3,562,859
Buses. . . . . . . . . . . . . . . . . . . . . .         -                3,747,175
                                                     ---------            ---------
                                                   $ 1,969,228          $ 7,310,034
                                                     =========            =========


5. OTHER EVENTS

       (a) In December, 1997, in connection with a five year extension of its labor agreement with the Amalgamated Transit Union (which represents approximately 1,500 drivers, escorts and mechanics render- ing services on behalf of the New York City Board of Education), the Company negotiated and paid a $1.7 million non-recurring lump sum bonus to all employees continuously and actively employed from Decem- ber 1, 1996 to December 1, 1997. The agreement also provided that there would be no further pay increases until November 1, 1998.

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

6. SUPPLEMENTAL FINANCIAL INFORMATION

        The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantor as of March 31, 1998 and for the three months and nine months ended March 31, 1998.


                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                            MARCH 31, 1998

                                 Atlantic
                                  Express
                              Transportation                             Non            Elimination
                                   Corp.           Guarantors         Guarantor           Entries         Consolidated
---------------------------- ------------------ ------------------ ----------------- ------------------ ------------------
Current assets                 $     8,890,487     $   56,830,820   $     9,410,938    $  (12,796,667)     $   62,335,578
Investment in affiliates            60,503,540          -                 -               (60,503,540)              -
Total assets                       192,429,588        166,567,594        16,784,610      (171,373,075)        204,408,717
Current liabilities                  1,047,200         23,276,929         8,642,883       (13,815,586)         19,151,426
Total liabilities                  153,838,675        141,259,429        13,048,799      (127,341,539)        180,805,364
Stockholder's equity            $   38,590,913     $   25,308,165   $     3,735,811    $  (44,031,536)     $   23,603,353
---------------------------- ------------------ ------------------ ----------------- ------------------ ------------------


                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                  THREE MONTHS ENDED MARCH 31, 1998

                                      Atlantic
                                       Express
                                   Transportation                             Non            Elimination
                                        Corp.           Guarantors         Guarantor           Entries         Consolidated
--------------------------------- ------------------ ------------------ ----------------- ------------------ ------------------
Net revenues                        $       -          $  67,502,640    $    1,386,474    $    (1,386,474)    $   67,502,640
Income (loss) from operations               -              5,101,601           (10,140)           -                5,091,461
Income before income taxes                  -                963,222            80,707            -                1,043,929
Net income of subsidiaries                  574,159          -                  -                (574,159)            -
Net income                          $       574,159    $     520,892    $       53,267    $      (574,159)    $      574,159
--------------------------------- ------------------ ------------------ ----------------- ------------------ ------------------



                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                   NINE MONTHS ENDED MARCH 31, 1998

                                         Atlantic
                                          Express
                                      Transportation                             Non            Elimination
                                           Corp.           Guarantors         Guarantor           Entries         Consolidated
------------------------------------ ------------------ ------------------ ----------------- ------------------ ------------------
Net revenues                          $       -           $ 194,794,115     $    4,465,288    $   (4,465,288)      $ 194,794,115
Income (loss) from operations                 -               5,837,915           (108,650)          -                 5,729,265
Income (loss) before income taxes             -              (7,640,487)           497,953           -                (7,142,534)
Net (loss) of subsidiaries                 (3,928,393)          -                  -               3,928,393              -
Net income (loss)                     $    (3,928,393)    $  (4,257,043)    $      328,649    $    3,928,393       $  (3,928,394)
------------------------------------ ------------------ ------------------ ----------------- ------------------ ------------------



                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   NINE MONTHS ENDED MARCH 31, 1998

                                           Atlantic
                                            Express
                                        Transportation                             Non            Elimination
                                             Corp.           Guarantors         Guarantor           Entries         Consolidated
-------------------------------------- ------------------ ------------------ ----------------- ------------------ -----------------
Net cash provided by (used in)
     operating activities                 $ (22,684,533)      $  31,532,366    $    1,223,634   $       -          $  10,071,467
Net cash (used in) investing
     activities                             (21,942,765)        (17,373,901)       (2,917,194)          -            (42,233,860)
Net cash provided by (used in)
     financing activities                    37,342,039         (13,366,493)          914,408           -             24,889,954
Increase (decrease) in cash
     and cash equivalents                    (7,285,259)            791,972          (779,152)          -             (7,272,439)
Cash and cash equivalents,
     beginning of period                     15,029,114             479,933         1,309,842           -             16,818,889
-------------------------------------- ------------------ ------------------ ----------------- ------------------ -----------------
Cash and cash equivalents,
     end of period                        $   7,743,855       $   1,271,905    $      530,690   $       -          $   9,546,450
-------------------------------------- ------------------ ------------------ ----------------- ------------------ -----------------

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

                                           Atlantic Express Transportation Corp.


                                           By: /s/ Nathan Schlenker
                                               --------------------------------
                                               Nathan Schlenker
                                               Chief Financial Officer

May 15, 1998

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT                                      PAGE


27.1       Financial Data Schedule                                       E-2