Form 10-K405
period 1998-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1998-10-19
CIK 1035423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 0-24247

                           --------------------------

                     ATLANTIC EXPRESS TRANSPORTATION CORP.

             (Exact name of registrant as specified in its charter)

         NEW YORK                13-392-3467
     (State or other          (I.R.S. Employer
     jurisdiction of           Identification
     incorporation or              Number)
       organization

     7 NORTH STREET,
 STATEN ISLAND, NEW YORK         10302-1205
  (Address of principal          (Zip Code)
    executive offices)

                 (718) 442-7000
  Registrant's telephone number, including area
                      code
 Securities Registered Pursuant to Section 12(b)
                of the Act: None
 Securities Registered Pursuant to Section 12(g)
                of the Act: None

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant'(1)s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant'(1)s classes of common stock, as of the latest practicable date.

    As of September 30, 1998, 100 shares of Common Stock, no par value, were outstanding; all of which were held by an affiliate.

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

    Atlantic is one of the largest providers of school bus transportation in the United States. The Company has contracts with 63 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to its school bus transportation operations (the "School Bus Division"), the Company provides services to public transit systems for physically and mentally challenged passengers (the "Paratransit Division"), transportation for pre-kindergarten children and Medicaid recipients (the "Pre-K/Medicaid Division"), express commuter line and charter and tour bus services (the "Coach Division") (collectively the "Transportation Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). Atlantic has a fleet of approximately 3,900 vehicles operating from 32 facilities.

    Atlantic is a wholly owned subsidiary of AETG. AETG has contributed to the Company all of the issued and outstanding stock of the subsidiaries of AETG, other than those subsidiaries that are engaged in AETG's entertainment business.

    Atlantic was founded in 1964 as a school bus company based in Staten Island, New York. Domenic Gatto, Chairman of the Board, Chief Executive Officer and President of the Company, commenced employment with the Company in 1973 and purchased the Company in 1974, at which time the Company operated only 16 buses. In 1979, the Company was awarded two major school bus transportation contracts by the New York Board of Education, which substantially increased the Company's revenues. These contracts, which were originally awarded for a period of three years, have been extended successively through fiscal 2000. From 1982 to 1987, the Company strengthened its presence in New York City through the acquisition of 14 regional school bus transportation companies, which, in aggregate, contributed approximately $27.2 million of revenues in fiscal 1998. In 1986, the Company won and purchased additional contracts in New York City, which also have been extended successively through 2000, and which contributed revenues of approximately $28.3 million in fiscal 1998. From 1986 to 1989, the Company further strengthened its presence in New York City through the acquisitions of four local contractors and expanded its operations to Nassau and Suffolk counties on Long Island, New York, through a combination of acquisitions and winning new contracts. From 1990 to 1997, the Company consummated six additional acquisitions in the New York metropolitan area and three acquisitions on Long Island, New York, which generated approximately $29.1 million of revenues in fiscal 1998. In addition to the Company's expansion in the New York greater metropolitan area, the Company extended its operations to Philadelphia in 1993, where it was the successful bidder for a new contract, which, when combined with subsequent acquisitions in 1993 and additional new contracts received in 1996 and 1997, contributed approximately $8.9 million of revenues in fiscal 1998. Continuing its strategy of expanding its operations outside New York City, the Company established operations in St. Louis (in 1995 and 1996) and in Los Angeles (in 1997) by winning contracts, which contributed $18.6 and $7.6 million of revenues, respectively in fiscal 1998.

RECENT TRANSACTIONS

    CERTAIN OF THE RECENT TRANSACTIONS DISCUSSED BELOW OCCURRED AFTER JUNE 30, 1998, THE END OF THE FISCAL YEAR COVERED BY THIS FORM 10-K. NEVERTHELESS, THE DISCUSSION HAS BEEN INCLUDED TO PROVIDE A MORE COMPLETE DESCRIPTION OF THE BUSINESS OF THE COMPANY AS OF THE DATE OF THE FILING OF THIS FORM 10-K.

    ACQUISITION OF AETG. On September 29, 1998, GSCP II Holdings (AE), LLC ("Buyer"), an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, signed a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") with AETG, which owns all of the issued and outstanding shares of capital stock of the Company, and the shareholders of AETG, pursuant to which Buyer is to acquire an approximately
88% equity interest in a recapitalized AETG (the "Recapitalization"). The Recapitalization Agreement is subject to a variety of conditions, including obtaining the consent of the holders of a majority of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") to an amendment to the Indenture relating to the Notes. Such amendment would in substance exempt the Recapitalization from the definition of "Change of Control" under the Indenture so that the Company would not be required as a result of the Recapitalization to offer to purchase all of the Notes then outstanding at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued interest to the date of repurchase.

    No assurance can be given that the recapitalization will be completed. If the Recapitalization takes effect as currently contemplated, AETG's authorized capital stock will be amended to consist of a single class of common stock, Buyer will acquire approximately 88% of the common stock of the recapitalized AETG, and AETG will repurchase all of the shares of AETG held by Michael and Patrick Gatto and a portion of shares held by Domenic Gatto and Wafra Acquisition Fund 4, L.P. ("Wafra"), which would leave them with approximately 8% and 4% of the common stock, respectively. (See Item 12-Security Ownership of Certain Beneficial Owners and Management).

    NEW SCHOOL BUS CONTRACTS. In March 1998, the Company was awarded additional contracts for up to 74 school buses by the Los Angeles Unified School District ("LAUSD") and in April 1998, a private school in Los Angeles awarded a 4 vehicle contract to the Company. In May 1998, Longwood Central School District in New York awarded the Company a contract for 166 school buses and the City of Philadelphia School District awarded the Company a contract for 32 school buses. These contracts require capital expenditures of approximately $12.7 million including $0.9 million for purchase of real property, $11.6 million for purchase of vehicles and $0.2 million for real property improvements.

    NEW PARATRANSIT CONTACTS. In July 1997, the Company was awarded a three-year contract to provide paratransit services in Philadelphia, Pennsylvania by the Southeastern Pennsylvania Transportation Authority ("SEPTA") (the "SEPTA Contract"). Pursuant to the SEPTA Contract, SEPTA provided the Company with all of the required vehicles and, as a result, the Company did not need to make significant capital expenditures to fulfill its obligations thereunder.

    In September 1998, the Company was awarded a five-year contract to provide paratransit services in Denver, Colorado by the Regional Transit District of Denver ("RTD"). Pursuant to the contract, RTD will provide the Company with all of the required vehicles and, as a result, the Company will not be required to make significant capital expenditures to fulfill its obligations thereunder.

    SALE OF ENTERTAINMENT NOTE. On October 2, 1998, the Company, after receiving a fairness opinion issued by an investment banking firm of national standing, entered into an agreement with Domenic Gatto, Michael Gatto and Patrick Gatto, shareholders of AETG and executive officers of the Company, to purchase from the Company a promissory note made by Westshore Partners ("Westshore"), Richmond Investors, Inc. ("Richmond") and Staten Entertainment Inc. which are subsidiaries of AETG's entertainment division (the "Entertainment Note"). The agreement provides for the sale of the Entertainment Note at book value, plus an amount equal to one-half of the net proceeds received from any sale of the assets of Westshore or Richmond within a period of 12 months from the closing of such agreement (see Item 13--Certain Relationships and Related Transactions).

                           TRANSPORTATION OPERATIONS

SCHOOL BUS DIVISION

    The School Bus Division is Atlantic's largest division. The Company has contracts to provide school bus transportation in 63 school districts in New York, Missouri, California, Pennsylvania, Connecticut and

New Jersey. The Company's revenues from school bus operations have increased at a compound annual growth rate of 15.5%, from $90.3 million in fiscal 1994 to $160.7 million in 1998.

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

    CONTRACTS. The Company's school bus transportation contracts are awarded by school districts based on public bidding or request for proposal ("RFP") process. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a contract renewal rate of approximately 98%. Compensation under school bus transportation contracts is generally based upon a daily rate per vehicle, which is established either by public bidding or by proposal and negotiation with respect to RFP contracts. Contracts in New York City provide for the payment of the daily vehicle rate (which encompasses all costs of the Company, including driver and escorts) for days of scheduled performance in accordance with the school calendar and provides for payment in the event of school cancellation as a result of inclement weather or other emergencies. The number of vehicles required is determined by the school districts, initially pursuant to its bid specifications and/or RFP, and is subject to change.

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

    The Company's school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, the Company secures the performance of its New York Board of Education contracts through the use of performance bonds plus cash retainages of 5% of amounts due to the Company. In most instances, the Company has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 1998, the Company had provided performance bonds aggregating $24.4 million.

    CUSTOMERS. The Company has longstanding relationships with many of the school districts which it services. School districts with which the Company does business generally appoint a business manager and/ or transportation supervisor to oversee school bus transportation operations. Larger school districts have separate bureaus or divisions, which regulate and supervise the provision of school bus transportation services. Passenger safety, timeliness and quality of service are among the factors used by school bus transportation administrators to evaluate the Company.

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

    Historically, school districts awarded school bus transportation contracts through a public bidding process by which such contracts were required to be awarded to the lowest responsible bidder, without regard to quality of service. However, management believes that due, in part, to the poor performance of certain low-priced school bus transportation contractors, school districts will increasingly rely on a RFP process, which enables school administrators to broaden the factors considered when awarding a contract. Factors such as passenger safety, timeliness and quality of service, among others, are generally considered under the RFP process. In 1996, the State of New York (where the Company has its largest concentration of school bus transportation contracts) adopted legislation, which, for the first time, permits school districts in the State of New York to select school bus transportation contractors through a RFP process. Management believes that because of the reputation it has developed in the school bus transportation industry, it is well positioned to obtain contracts which are awarded by the RFP process as well as by public bidding.

    The Company's 17 contracts with the New York Board of Education have been successively extended through fiscal 2000. The New York Board of Education accounted for 33.3%, 46.1%, and 49.8% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively. No other customer contributed greater than 7% of the Company's revenues during these periods.

PARATRANSIT DIVISION

    The Paratransit Division is the second largest and fastest growing division of the Transportation Operations. The Paratransit Division's revenues have increased from $3.4 million in fiscal 1994 to $30.2 million in fiscal 1998. Management believes the demand for paratransit services in the United States will continue to grow over the next several years. Pursuant to the Americans with Disabilities Act of 1990 (the "ADA"), certain public transit systems are required to provide comparable services to disabled persons who are unable to use standard public transportation. The ADA required over 500 public transit systems in the United States to implement fully operational paratransit systems by January 1997. Because the ADA was enacted in 1990, the paratransit services industry is relatively young, with most existing contracts having been awarded in the last five years. The larger public transit systems in the United States rely predominantly upon the private sector to perform paratransit services, while approximately one-half of the small and medium size systems outsource paratransit transportation services. Management believes many small companies that have been providing paratransit services may be unable to fulfill the complex service requirements of paratransit contracts, and thus many of the contracts presently held by such operators may not be renewed. The Company has gained substantial experience in satisfying the rigorous demands of such contracts and plans to compete aggressively to obtain new paratransit contracts in the next five years as contracts awarded expire. With the exception of relatively minor contributions for some vehicle acquisition costs, the ADA requirement to provide paratransit services was an unfunded mandate by the federal government.

    Better known national paratransit providers include Laidlaw Transit, Inc., Ryder ATE, a division of Ryder Systems Inc., and the Company. In addition, paratransit services are also provided by several hundred smaller local paratransit companies and by local municipalities.

    To achieve passenger safety and to satisfy paratransit contract requirements, the Company has instituted a comprehensive driver-training course, which encompasses defensive driving, passenger sensitivity, first aid and CPR procedures, passenger assistance techniques and a comprehensive knowledge of disabilities of the passengers which the Company transports. The Company has also developed and implemented complex and comprehensive routing and scheduling programs in order to provide its paratransit services in accordance with rapid response times which are contractually mandated. Paratransit services are primarily funded by public transit systems.

    SERVICES. The Company's paratransit services are rendered based upon advance call-in requests for transportation, which are generally scheduled by the Company or an independent third party. At June 30, 1998, the Company had approximately 430 vehicles consisting of full-size four-door sedan automobiles and lift-equipped vans to service its paratransit transportation contracts. The Paratransit Division has developed a substantial degree of expertise in developing and providing transportation services required by its physically or mentally challenged passengers in this developing segment of the transportation industry.

    CONTRACTS. The terms of the Company's paratransit contracts range from one to five years. The scope of services and contract requirements vary considerably from one jurisdiction to another. The three general components of paratransit transportation services are (i) providing the actual transportation services;
(ii) reserving passenger requests for service; and (iii) sorting and scheduling passenger requests for service. Some of the Company's customers require the Company to perform all three components of service while other customers perform one or more of such functions themselves or through third parties. Paratransit vehicles are either provided by the transit agency or the Company depending upon the terms of a particular contract. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. Paratransit users pay the Company a fixed amount per trip determined by the local transit system governmental entity (which may be equal to or based upon prevailing public transportation fees in the jurisdiction in question), which is credited against the monthly contract price due from the local transit system.

    CUSTOMERS. The Company presently performs paratransit services under contracts with public transit systems in New York City; Yonkers, New York; Louisville, Kentucky; Atlantic City, New Jersey; and Bucks County, Montgomery County and Philadelphia County, Pennsylvania. Management believes that its New York City Transit Authority contract is one of the largest paratransit contracts awarded to date in the United States.

PRE-K/MEDICAID DIVISION

    The Company provides transportation for physically or mentally challenged children between the ages of three and five, to and from pre-kindergarten facilities located in the New York City metropolitan area. At June 30, 1998, the Company transported approximately 140 children each school day with approximately 15 vehicles pursuant to contracts with the New York City Department of Transportation. Each vehicle requires the presence of an escort who is responsible to assist the children on and off the bus. Escorts are employed and trained by the Company. The Company is compensated on a per child basis at rates which were determined pursuant to public bidding. In September 1997, the Company returned five contracts utilizing 18 vehicles and transporting 187 children and elected to extend the balance of its contracts.

    The Company also performs contracts with private, not-for-profit organizations, which are funded under Medicaid, for the transportation of physically or mentally challenged passengers to and from rehabilitation facilities. At June 30, 1998, the Company utilized approximately 85 vehicles in the performance of these contracts and received compensation based upon a daily rate per person transported, which rates of compensation varied based upon ambulatory and non-ambulatory passengers.

    The Company generated approximately 2.3% of its revenues in fiscal 1998 from its Pre-K/Medicaid Division.

COACH DIVISION

    The Company provides express commuter, charter and tour bus transportation services with a fleet of 34 luxury motor coaches and 14 mini coaches.

    For the year ended June 30, 1998, express commuter services were provided to approximately 650 passengers from a "Park and Ride" facility (which is leased from an affiliate company in AETG's entertainment business) in Staten Island, New York to and from Manhattan on a daily basis.

    Charter and tour bus operations include single day and multi-day charters throughout the continental United States and Canada. In addition, the Company operates scheduled line services between New York City and Atlantic City under contractual arrangements with tour operators. Luxury coaches are generally contracted for individual special events. The Company's contracts for coach services vary based on duration and length of trip. This division generated 2.0% of the Company's revenues in fiscal 1998.

                              BUS SALES OPERATIONS

    ACQUISITION OF CENTRAL. Effective July 1, 1997, the Company acquired 100% of the common stock of Central New York Coach Sales & Service, Inc. ("Coach") and Jersey Bus Sales, Inc. ("Jersey") and certain related real property (together with Coach and Jersey, collectively "Central") for a total consideration of $26.5 million less Central's long-term indebtedness as of July 1, 1997 which was $4.8 million. Central is the leading authorized distributor of school buses manufactured by Blue Bird Body Company ("Blue Bird"), which is the leading manufacturer of school buses in North America. Central also currently operates 159 school buses in New Jersey. Mr. Thomas Denney, the President and Chief Executive Officer of Central since July 1978 will continue in such positions with Central. The Company issued in August 1997 an additional $40.0 million aggregate principal amount of its 103/4% Senior Secured Notes due 2004 (the "Additional Notes"). The additional Notes were issued in a private placement to fund this acquisition and to fund the Company's entrance into the Los Angeles market.

    The Company's Bus Sales Operations sells school buses and commercial vehicles within New Jersey and various counties in New York. The Company generated approximately 22.1% of its revenues in fiscal 1998 from this operation.

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

FLEET MANAGEMENT AND MAINTENANCE

    At June 30, 1998, the Company had a fleet of 3,924 vehicles and the average age of the Company's fleet was 5.9 years (6.6 years for school buses, which account for 59.9% of the Company's fleet). School buses have an average useful life of approximately 16 years.

    At June 30, 1998, the fleet was maintained by the Company's trained mechanics at its 32 facilities. The Company has a comprehensive preventive maintenance program for its equipment to minimize equipment down time and prolong equipment life. Programs implemented by the Company include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by the Company's mechanics.

    The following is a breakdown of the Company's fleet of vehicles at June 30, 1998:

                                                                                                                   SERVICE
                                                                                     LIFT/RAMP                       AND
                                                         SCHOOL       MINIVANS       EQUIPPED                      SUPPORT
                                                          BUSES       AND CARS       VEHICLES        COACHES      VEHICLES
                                                       -----------  -------------  -------------  -------------  -----------
Owned................................................       2,255           745            387             36            56
Leased...............................................          95            97            220             14            19
                                                            -----            --            ---             --            --
Total................................................       2,350           842            607             50            75
                                                            -----           ---            ---             --            --
                                                            -----           ---            ---             --            --
Average age (years)..................................         6.6           4.8            4.5            5.4           6.1
                                                            -----           ---            ---             --            --
                                                            -----           ---            ---             --            --






                                                         TOTAL
                                                       ---------
Owned................................................      3,479
Leased...............................................        445

                                                       ---------
Total................................................      3,924

                                                       ---------
                                                       ---------
Average age (years)..................................        5.9

                                                       ---------
                                                       ---------

    In addition to the vehicles in the table above, the Company operates 164 vehicles provided by SEPTA pursuant to the SEPTA contract.

EMPLOYEES

    At June 30, 1998, the Company had over 5,800 employees to provide transportation services, consisting of approximately 4,100 drivers, 800 escorts, 450 mechanics and 25 other employees. In addition, there were approximately 430 employees in executive, operations, clerical and sales functions. The Company's school bus drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment on school buses. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

    The Company requires its drivers to complete a thorough and comprehensive training process in addition to satisfying federal and state requirements. In some states, such as New York, a special subclass of license is required for school bus drivers. The Company's paratransit drivers are also required to complete special training. Drivers undergo a 20-hour basic training course once a year and a two-hour refresher class twice per year. In addition, drivers are required to be fingerprinted and pass a defensive driving test, as well as physical, oral and written tests. Further, all drivers must pass a pre-employment drug test as well as random drug and alcohol tests during the course of each year. Pursuant to federal and state law, each year the Company is required to randomly test 50% of its drivers for drug use and 25% for alcohol use.

    At June 30, 1998, approximately 79% of the Company's employees were members of various labor unions and the Company was a party to 17 collective bargaining agreements, seven of which, covering approximately 1,500 employees, expire over the next three years and one of which, covering 310 employees of the Paratransit Division, has already expired. In addition, the Company is currently negotiating three additional collective bargaining agreements covering approximately 300 newly unionized employees of the School Bus Division. Management does not believe that the results of the current negotiations will have a material increase in its labor costs, although no assurance can be given as to the outcome of negotiations. Management believes that its relations with its employees are satisfactory. The Company has had no strikes or work stoppages in the past 10 years.

    At June 30, 1998, approximately 38% of the Company's bus drivers, escorts and mechanics were represented by Local 1181 of the Amalgamated Transit Union, which primarily represents personnel rendering services on behalf of the New York Board of Education. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and certain escorts. All contracts awarded by the New York Board of Education during the past 17 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guarantee Corporation, withdrawal liability for contributing employers to the plan, such as the Company, is essentially eliminated, provided that withdrawal is based upon the loss of New York Board of Education contracts and that the successor contractor becomes a contributing employer to the plan.

RISK MANAGEMENT AND INSURANCE

    The Company maintains various forms of liability insurance against claims made by third parties for bodily injury or property damage resulting from operations. Such insurance consists of (i) general liability insurance of $56 million per occurrence with no deductible against claims resulting from other (e.g., non-automobile) liability exposures; (ii) automobile liability insurance of up to $50 million per occurrence, subject to a $250,000 deductible per occurrence and an aggregate annual deductible of $4.1 million; and (iii) statutory workers' compensation and employers' liability insurance, subject to an aggregate annual deductible of $3.4 million ($250,000 per occurrence). Beyond the deductibles and per occurrence limits mentioned herein, the automobile liability coverage provides indemnity for an unlimited number of occurrences and the general liability coverage provides $56 million aggregate coverage per location. The Company's insurance policies provide coverage for a one year term and are, therefore, subject to annual renewal.

    The Company self-insures its annual automobile and workers' compensation insurance deductibles through Atlantic North Casualty Company ("Atlantic North"), a wholly owned captive insurance company chartered in Vermont. The Company believes it is able to (i) reduce the premium expense paid to its third-party insurance carriers and (ii) increase its investment income through the retention and investment of premium income in excess of amounts paid under claims in any given period. Atlantic North's total claims liability is partially funded by premiums charged to operating companies, which, in turn, are limited to the amount of the combined deductibles on the Company's automobile and workers' compensation insurance policies (currently $7.5 million annually).

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

COMPETITION

    The school bus transportation industry is highly competitive. The Company competes on the basis of its reputation for passenger safety, quality of service and price. Management believes it is competitive in each of these areas. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. The Company has many competitors in the school bus transportation business including transportation companies with resources and facilities substantially greater than those of the Company. The Company competes with Laidlaw Transit, Inc., a division of Laidlaw, Inc., the largest private transportation contractor in North America, Ryder Student Transportation, a division of Ryder System, Inc., the second largest company in the industry, and Durham Transportation Inc., in addition to other regional and local companies.

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

    Under various Environmental Laws a current or previous owner of real estate or operations conducted thereon may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants. The presence of (or failure to properly remediate) such substances may adversely affect the ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who generate, arrange for the disposal or treatment of, hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility regardless of whether such facility is owned or operated by such person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

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

    Underground storage tanks ("USTs") are located at many of the Company's properties. In the case of USTs operated by previous owner-operators, the Company has not evaluated whether such USTs were closed in accordance with applicable legal requirements. The Company retained a consultant to assist it in implementing a compliance program to assure that its USTs conform to applicable legal requirements that become effective in December 1998. The Company has adopted this program and is in the process of implementing it. The Company estimates the remaining costs of implementing such program will not exceed $750,000. In addition, property owned and/or operated by the Company may be impacted by offsite issues, such as leaking USTs or previous or current industrial operations. Except in certain instances in connection with the removal of a UST, the Company has not undertaken an analysis of the condition of the subsurface soils at its properties.

    In connection with its ownership and operation of its properties, the Company may be potentially liable for costs in connection with the matters discussed above (including costs of investigation and remediation), which costs could have a material adverse effect on the Company. With respect to Central's facilities, the Company has sought to reduce the impact of such costs by obtaining certain representations and indemnities from the sellers of Central. The indemnity covers environmental matters to the extent that such matters exceed $200,000 and involve a maximum of $1,000,000. To be indemnified, the Company must assert any claims within six years of the consummation of the Central acquisition. The Company has no assurance that the sellers will perform their indemnification obligations.

GOVERNMENT REGULATION

    The Company is subject to a wide variety of federal, state and municipal laws and regulations concerning vehicle standards and equipment maintenance; qualification, training and testing of employees; and qualification and maintenance of operating facilities. The Company's vehicles are subject to federal motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA"). Specific standards are promulgated by the NHTSA with regard to school buses pursuant to the School Bus Safety Act of 1974. The Company's vehicles are also subject to the laws and regulations of each state in which it operates, which are often more stringent than applicable federal requirements. For example, in New York State, in addition to federal standards, regulations promulgated by the New York State Department of Motor Vehicles and the New York State Department of Transportation ("NYSDOT") require that school buses be equipped with high back seats, left-hand emergency door exits, 16 gauge side panels and illuminated school bus signs. All school buses and paratransit vehicles are required to be inspected twice annually by NYSDOT inspectors in accordance with a rigorous set of standards covering each mechanical component of the vehicles.

    The Company's employees are subject to various federal and state laws and regulations pertaining to driver qualifications, and drug, alcohol and substance abuse testing. The Commercial Motor Vehicle Safety Act of 1986 requires drivers of commercial vehicles, including school buses, motor coaches and paratransit vehicles, to obtain a commercial driver's license. Many states have additional licensing requirements for subclasses of drivers such as school bus drivers and/or paratransit drivers. Under regulations enacted at the state and/or local levels, the Company's school bus drivers and paratransit drivers are required to complete certain minimum basic training and follow-up refresher classes annually. Pursuant to regulations promulgated by the United States Department of Transportation under the Drug Free Workplace Act of 1988, the Company's drivers are required to undergo pre-employment drug and alcohol testing, and the Company is required to conduct random testing for drug and/or alcohol abuse. Similar drug and alcohol abuse testing is also required under various state laws. The Company's operating and maintenance facilities for its School Bus Division, Paratransit Division and Pre-K/Medicaid Division are also required to be maintained in accordance with regulations promulgated by various federal and state agencies including departments of education, departments of motor vehicles and state departments of transportation.

ITEM 2. PROPERTIES

    The Company is headquartered in Staten Island, New York. Subsidiaries of the Company provide transportation services and sales from 32 facilities (of which eight are owned, 22 leased and two which are partially owned and partially leased) in seven states. The facilities are utilized for bus storage, repair and maintenance and/or administrative purposes. The following table outlines the facilities owned or leased by the Company or its subsidiaries at June 30, 1998.

AREA                     FACILITY LOCATION           OWNERSHIP   SQUARE FOOTAGE         TYPE OF OPERATION
----------------  --------------------------------  -----------  --------------  --------------------------------
New York          7 North Street                         Owned        131,000    Coach
                  Staten Island
                  52 Bayview Ave.                       Leased         37,500    School Bus
                  Staten Island
                  141 East Service Road                 Leased        300,250    Coach
                  West Shore Expressway
                  Staten Island
                  46-81 Metropolitan Ave.                Owned        203,000    School Bus/Paratransit
                  Ridgewood                                                      Pre-K/Medicaid
                  107-10 180th St.                      Leased        221,000    School Bus
                  Jamaica
                  1752 Shore Parkway                    Leased        225,000    School Bus
                  Brooklyn
                  1380-86 Ralph Avenue                  Leased        186,840    School Bus
                  Brooklyn
                  Exterior St.                          Owned/        177,000    School Bus
                  The Bronx                             Leased
                  c/o Somers Jr. High School            Leased         87,120    School Bus
                  Route 202 Somers
                  86 Alexander Street                   Leased         45,000    Paratransit
                  Yonkers
                  Gnarled Hollow Road                    Owned        128,763    School Bus
                  Setauket
                  44 N. Dunton Ave.                      Owned        199,657    School Bus
                  Medford
                  107 Lawson Blvd.                       Owned        720,000    School Bus
                  Oceanside
                  1620 New Highway                      Leased        161,172    School Bus
                  Farmingdale(1)
                  91 Baiting Place Road                 Leased        130,680    School Bus
                  Farmingdale
                  7765 Lakeport Rd.                      Owned        372,337    Bus-Sales
                  Chittenango
                  2926 Lakeville Road                   Leased          6,000    Bus-Sales
                  Avon
                  7730 Wheeler Rd.                      Leased          9,400    Bus-Sales
                  Chittenango
New Jersey        2628 Fire Road                        Leased         12,000    Paratransit
                  Egg Harbor Township
                  2015 Route 206                         Owned        217,824    Bus-Sales
                  Bordentown

AREA                     FACILITY LOCATION           OWNERSHIP   SQUARE FOOTAGE         TYPE OF OPERATION
----------------  --------------------------------  -----------  --------------  --------------------------------
                  107 How Lane                          Leased          6,800    School Bus
                  New Brunswick
                  222-226 Red Lion Road                 Leased        307,650    Central-School Bus
                  South Hampton
Pennsylvania      3740 East Thompson St.                Leased         54,425    School Bus/Paratransit
                  Philadelphia
                  6940 Norwitch Dr.                     Leased          2,000    School Bus/Paratransit
                  Philadelphia(1)
                  6971 Norwitch Dr.                     Leased         90,291    School Bus/Paratransit
                  Philadelphia
Connecticut       57 South St.                          Leased         78,408    School Bus
                  Ridgefield
Kentucky          925 West Broadway                     Leased         42,385    Paratransit
                  Louisville
Missouri          200 Sidney St.                         Owned        148,104    School Bus
                  St. Louis
                  5411 Brown Ave.                       Leased        208,696    School Bus
                  St. Louis
                  1808 So. 3rd St.                      Leased        115,200    School Bus
                  St. Louis
                  3376 Chauteau St.                     Leased        256,000    School Bus
                  St. Louis
California        201 W. Sotello St.                    Owned/        275,973    School Bus
                  Los Angeles                            Lease

(1) These leases are occupied on a statutory month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a plaintiff in a multi-party action against the New York Board of Education. The action, which is pending in the Supreme Court of the State of New York, New York County, concerns the method of calculation for increases to the daily rate of compensation paid to the Company under contract extension agreements. The New York Board of Education has claimed in preliminary audits that transportation contractors, including the Company, received contract payments in prior years, which exceeded the amount to which the contractors were entitled in accordance with contract rate adjustment procedures. Following the commencement of the litigation, the Company and other school bus contractors agreed that on a prospective basis, contractors would accept the lower contract rate which the New York Board of Education calculated to be due (based upon cumulative rate adjustments) and that the difference would be held in escrow by the New York Board of Education. A favorable result in the pending action would result in a prospective increase in the Company's daily rate of compensation and the release to the Company of the funds presently held in escrow. An unfavorable result would not affect the rates of payment which the Company is presently receiving, but could result in a liability of up to $1.0 million to the New York Board of Education for claimed overpayments for past years. The Company does not believe that such pending litigation will have a material adverse effect on the Company.

    The Company is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these claims will not have a material impact on the Consolidated Financial Statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MARKETS

    The Company is a wholly owned subsidiary of AETG. There is no public trading market for the Company's common stock.

    The Company has never paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for each of the years in the three-year period ended June 30, 1998 were derived from the audited historical Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

                                                                                    YEAR ENDED JUNE 30,
                                                                   -----------------------------------------------------
                                                                    1994(1)     1995       1996       1997       1998
                                                                   ---------  ---------  ---------  ---------  ---------

                                                                                      ($IN MILLIONS)
OPERATING DATA:
Revenues.........................................................  $   101.5  $   114.0  $   142.6  $   166.1  $   261.9
Income from operations...........................................        5.6        5.8        7.3        7.4       11.8
Income (loss) before extraordinary items.........................        1.9        1.5        1.4       (0.6)      (7.1)
Net Income (loss)................................................       12.3        2.6        1.4       (1.7)      (7.1)

BALANCE SHEET DATA (AT END OF PERIOD)(2):
Total assets.....................................................       68.9       83.0      104.4      154.4      206.5
Long-term debt...................................................       28.9       42.3       59.7      110.5      157.9
Total stockholder's equity.......................................       25.5       28.1       29.5       27.6       20.2

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

GENERAL

    Atlantic is one of the largest providers of school bus transportation in the United States. The Company has contracts with 63 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to the School Bus Division, the Company provides services to public transit systems for physically and mentally challenged passengers through the Paratransit Division, transportation for pre-kindergarten children and Medicaid recipients through the Pre-K/Medicaid Division, express commuter line and charter and tour bus services through the Coach Division (collectively the

"Transportation Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). At June 30, 1998, Atlantic had a fleet of 3,924 vehicles operating from 32 facilities.

    The School Bus Division accounted for 61.3%, 81.3% and 84.4% of the Company's revenues for each of fiscal 1998, 1997 and 1996, respectively. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a contract renewal rate of approximately 98%, which management believes is due to (i) its reputation for passenger safety and providing efficient, on-time service; (ii) its long-standing relationships with the school districts it services; (iii) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement; and (iv) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than the Company in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in Atlantic's primary markets, especially in the New York greater metropolitan area.

    The daily price charged per vehicle varies, depending upon a wide range of factors including (i) vehicle type (standard school buses, minivans, or vehicles with wheelchair lifts); (ii) the nature of service to be provided (transportation of regular enrollment students or transportation of physically or mentally challenged students); (iii) special requirements of a particular school district concerning age of vehicles and/or upgrades on equipment; and
(iv) the cost of labor. Salaries and related labor costs are the most significant factors in the Company's cost structure. In urban areas, particularly those with a strong union presence, the cost of providing school bus transportation is substantially greater than in suburban and rural areas, where unions are generally less prevalent and salaries are lower. As a result, prices paid by school districts vary accordingly. School Bus Division revenues have historically been seasonal, based on the school year and holiday schedules. During the months of September through June, the Company's fleet of school buses has been generally fully utilized. Historically, during the summer months, only a portion of the Company's school buses have been required to fulfill the Company's summer contracts for school and camp activities and special trips. The Company conducts periodic maintenance and overhauls its school vehicles during the summer months, which increases costs during a period of lower revenues.

    The Paratransit Division, which accounted for 11.5%, 11.4% and 8.3% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively, is the second largest and fastest growing division of the Transportation Operations. The terms of the Company's paratransit contracts range from one to five years. The contracts are awarded by public transit systems through a public bidding or RFP process. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies. See Item 1, "Business--Paratransit Division-Contracts."

    The Company's Pre-K/Medicaid Division accounted for less than 6% of the Company's revenues in each of the last three fiscal years. Pre-K contracts are generally awarded to the lowest responsible bidder in a public bidding process. Medicaid contracts are generally awarded through negotiations with private agencies. The Company generally services specific Pre-K bus routes during the months of September through June, and services Medicaid routes throughout the year. Pre-K and Medicaid contracts are generally paid based on number of passengers per trip.

    The Coach Division, which accounted for 2.0%, 3.4% and 3.9% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively, operates luxury coaches for express commuter services and charter and tour contracts for individual special events. The Company's contracts for coach services vary based on term and length of the trip. Coach Division charter and tour revenues are generally a function of the size and number of coaches utilized rather than the number of passengers carried.

    The Bus Sales Operations, which accounted for 22.5% of the Company's 1998 revenues, sells school buses and commercial vehicles primarily in New Jersey and various counties in New York. The Bus Sales Operations were acquired effective July 1, 1997.

    The principal elements of the Company's Transportation Operations costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. Historically, costs of sales have varied directly in proportion to revenues, and approximately 88% of fiscal 1998 costs of sales were variable costs consisting of direct labor (primarily driver wages and related employment expenses), fuel costs and maintenance costs. At June 30, 1998, approximately 79% of the Company's employees were members of various labor unions and the Company was party to 17 collective bargaining agreements, seven of which, covering approximately 1,500 employees, expire over the next three years, and one of which, covering 310 employees of the Paratransit Division, has already expired. In addition, the Company is currently negotiating three additional collective bargaining agreements covering approximately 300 newly unionized employees of the School Bus Division. Management does not believe that the results of the current negotiations will have a material increase in its labor costs, although no assurance can be given as to the outcome of negotiations. Although the Company believes that historically it has had satisfactory labor relations with its employees and their unions, the Company's inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on the Company.

    General and administrative expenses include costs associated with the Company's headquarters in Staten Island and terminal office and managerial salaries. In fiscal 1998, the Company increased the size of its staff in its corporate headquarters to accommodate the Company's growth. Management believes that it currently has sufficient staff to support anticipated revenues levels. The above cost increases are anticipated to be offset somewhat as the Company's business grows and the Company realizes economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and
(ii) capturing savings in expenses such as vehicle insurance and vehicle parts and purchases.

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

RESULTS OF OPERATIONS

                                                                                        YEAR ENDED JUNE 30,
                                                                  ----------------------------------------------------------------
                                                                          1996                  1997                  1998
                                                                  --------------------  --------------------  --------------------

                                                                                           ($IN MILLIONS)
Revenues........................................................  $   142.6      100.0% $   166.1      100.0% $   261.9  $   100.0%
Gross profit....................................................       27.4       19.3       30.0       18.1       44.5       17.0
General and administrative expenses.............................       10.4        7.3       12.2        7.3       21.3        8.1
Depreciation and amortization...................................        9.7        6.8       10.4        6.3       11.4        4.3
Income from operations..........................................        7.3        5.1        7.4        4.5       11.8        4.5
Net interest expense............................................        5.1        3.6        8.7        5.3       17.8        6.8
Non-recurring item..............................................         --         --         --         --        4.6        1.8
Income (loss) before extraordinary items........................        1.4        1.0       (0.6)      (0.4)      (7.1)      (2.7)
Net income (loss)...............................................        1.4        1.0       (1.7)      (1.0)      (7.1)      (2.7)

    TWELVE MONTHS ENDED JUNE 30, 1998 COMPARED TO TWELVE MONTHS ENDED JUNE 30,
     1997

    REVENUES. Revenues from Transportation Operations were $203.1 million for twelve months ended June 30, 1998 compared to $166.1 million for twelve months ended June 30, 1997, an increase of $37.0 million or 22.3%. This increase was due primarily to (i) $5.1 million in additional Transportation revenues as a result of the Central acquisition; (ii) new contracts awarded to and increases in service requirements of existing contracts in the Paratransit Division of $11.6 million; (iii) the award of the Los Angeles contracts which added $7.6 million of revenues; (iv) $1.5 million of additional summer contract revenues; (v) the acquisition of school bus routes in the State of New York in May 1997 which added $5.9 million of revenues; (vi) the acquisition of a Pre-K/Medicaid business in the State of New York which added $1.5 million of revenues; (vii) $3.8 million in contract rate increases and other revenues. Revenues from the Bus Sales Operations were $58.8 million for the twelve months ended June 30, 1998. These operations were included in the Company's results of operations effective July 1, 1997.

    GROSS PROFIT. Gross profit from Transportation Operations was $37.0 million for the twelve months ended June 30, 1998 compared to $30.0 million for the twelve months ended June 30, 1997, an increase of $6.9 million or 23.1%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit increased to 18.2% for the twelve months ended June 30, 1998 from 18.1% for the twelve months ended June 30, 1997. This increase was primarily due to a decrease in fuel and lease costs offset by a one time $1.7 million bonus and an adjustment to insurance reserves (see Notes 11 and 13 of Notes to Consolidated Financial Statements). Gross profit from the Bus Sales Operations was $7.6 million for the twelve months ended June 30, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the Transportation Operations were $18.0 million for the twelve months ended June 30, 1998 compared to $12.2 million for the twelve months ended June 30, 1997, an increase of $5.8 million or 47.7%. This increase was principally related to (i) $1.9 million in administrative payroll and benefits due to expansion to new areas; (ii) $0.9 million in administrative payroll and benefits due to increased billings on existing contracts and Corporate infrastructure growth; (iii) $1.1 million in other general and administrative expense due to expansion to new areas and increased billings on existing contracts; and (iv) an increase in the provision for doubtful accounts of $1.5 million. General and administrative expenses for the Bus Sales Operations were $3.3 million for the twelve months ended June 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of Transportation Operations was $10.4 million in fiscal 1998 and 1997. Depreciation increases due to the acquisition of Central's school transportation operations and increases in connection with the purchase of new vehicles were offset by a reduction of $1.8 million in depreciation due to the Company reassessing and extending the useful life of certain fixed assets (see Note 7 of Notes to Consolidated Financial Statements). Depreciation and amortization expense of the Bus Sales Operations was $1.0 million for the fiscal year ended June 30, 1998 (including $0.3 million amortization of Goodwill).

    INCOME FROM OPERATIONS. Transportation Operations income from operations was $8.5 million in fiscal 1998 compared to $7.4 million in fiscal 1997, an increase of $1.2 million or 15.6%. This is increase was due primarily to increased revenues offset by increases in general and administrative expenses. Bus Sales Operations income from operations was $3.3 million.

    NET INTEREST EXPENSE. Net interest expense was $17.8 million for the year ended June 30, 1998 compared to $8.7 million for the year ended June 30, 1997, an increase of $9.0 million or 103.1%. This increase was due primarily to interest in connection with the $150 million aggregate principal amount of the Company's 103/4% Senior Secured Notes due 2004 (including an increase of $1.0 million of amortization of deferred finance expenses in connection thereto).

    NON-RECURRING ITEM. Non-recurring item was $4.6 million in fiscal year 1998 due to the write-down of a note receivable from affiliates. This indebtedness resulted from numerous intercompany loans to the various entertainment subsidiaries of AETG prior to the formation of the Company as a separate entity (see Note 12 of Notes to Consolidated Financial Statements). There were no non-recurring items in the fiscal year ended June 30, 1997.

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS. The Company generated a loss before extraordinary items of $7.1 million in fiscal 1998 compared to a loss of $0.6 million in fiscal 1997, an increase of $6.5 million. This increase was due to the following factors: non-recurring item, increases in interest expense, general and administrative expenses, depreciation and amortization, offset by an increase in benefit from income taxes.

    NET INCOME (LOSS). The Company generated a net loss of $7.1 million for the fiscal year ended June 30, 1998 compared to a net loss of $1.7 million (including extraordinary items consisting of loss on early extinguishment of debt and write-off of unamortized deferred financing charges of $0.5 million each) (net of $0.4 million each of taxes) for the fiscal year ended June 30, 1997, an increase of $5.5 million.

    FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

    REVENUES. Revenues were $166.1 million in fiscal 1997 compared to $142.6 million in fiscal 1996, an increase of $23.5 million or 16.5%. This increase was due primarily to (i) new contracts awarded to the Paratransit Division, which added $8.0 million of revenues; (ii) $2.1 million in contract rate increase and other billings; (iii) the acquisition of school bus routes in the State of New York in October 1995 and May 1997, which added $2.4 million of revenues; (iv) the award of a new contract in St. Louis, which was initiated in September 1996 and added $8.3 million; (v) $0.7 million of additional summer contracts; (vi) $1.3 million of additional Pre-K/Medicaid billings; and (vii) additional runs awarded in Philadelphia, which added $0.7 million in revenue.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $12.2 million in fiscal 1997 compared to $10.4 million in fiscal 1996, an increase of $1.8 million or 17.3%. This increase was principally related to additional administrative payroll costs of $0.6 million related to infrastructure growth and an $0.8 million increase in the bad debt reserve. However, general and administrative expenses as a percentage of revenues remained constant at 7.3%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $10.4 million in fiscal 1997 compared to $9.7 million in fiscal 1996, an increase of $0.7 million or 7.0%. This increase was due to a net increase in depreciation in connection with the purchase of new vehicles.

    INCOME (LOSS) FROM OPERATIONS. Income from operations was $7.4 million in fiscal 1997 or 4.5% of revenues and $7.3 million in fiscal 1996 or 5.1% of revenues.

    NET INTEREST EXPENSE. Net interest expense was $8.7 million for the year ended June 30, 1997 compared to $5.1 million for the year ended June 30, 1996, an increase of $3.6 million or 71.4%. This increase was primarily due to $4.9 million of interest in connection with the Original Notes issued in the recent financing activity.

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS. The Company generated a loss before extraordinary items of $0.6 million in fiscal 1997 compared to income of $1.4 million in fiscal 1996, a decrease of $2.0 million. This decrease was due to the following factors: increases in interest expense, depreciation and amortization, and general and administrative expenses, partially offset by an increase in gross profit and an increase in benefit from income taxes.

    NET INCOME (LOSS). The Company generated a net loss of $1.7 million (including extraordinary items, consisting of loss on early extinguishment of debt and write-off of unamortized deferred financing charges of $0.5 million each (net of $0.4 million each of taxes) for the fiscal year ended June 30, 1997 compared to $1.4 million net income (with no extraordinary items) for the fiscal year ended June 30, 1996, a decrease of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    In February 1997, the Company issued $110.0 million aggregate principal amount of its 10 3/4% Senior Secured Notes due 2004 (the "Original Notes") in a private placement. The sale of the Original Notes was part of a refinancing plan designed to extend the maturity of the Company's indebtedness, provide the Company with additional financing and operating flexibility and enhance the Company's financial liquidity. In August 1997, the Company issued an additional $40.0 million aggregate principal amount of its 10 3/4% Secured Notes due 2004 (the "Additional Notes") in a private placement. The Company applied the net proceeds from the sale of the Additional Notes to acquire Central and to fund the Company's entrance to the Los Angeles market.

    Capital expenditures for the fiscal year ended June 30, 1998 totaled $27.7 million including $14.3 million for the purchase of buses and a facility in connection with Los Angeles contracts and $13.4 million capital expenditures for additional vehicles, property and equipment. Management anticipates total capital expenditures of approximately $22.0 million in fiscal 1999 consisting of $14.4 million in connection with new contracts and increases in service requirements of existing contracts and $3.8 million for replacement of vehicles, and $2.9 million for maintenance capital expenditures and $0.6 million for underground storage tank compliance.

    The majority of these capital expenditures will be incurred in the Company's first quarter which is its seasonal low period. The Company has negotiated an agreement with Congress Financial Corporation ("Congress"), its revolving credit lender, to sell Congress excess eligible receivables of up to $15.0 million through November 30, 1998. The Company believes that this agreement, along with its Revolving Credit Facility of $30.0 million (of which $28.5 million was undrawn at June 30, 1998) will provide it with sufficient liquidity to conduct its operations.

    The statements regarding the Company's anticipated capital expenditures and service requirements are "forward looking" statements which involve unknown risks and uncertainties, such as the Company's ability to meet or exceed its growth plans and/or available financing, which may cause actual capital expenditures to differ materially from currently anticipated amounts.

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash provided by operating activities of $16.6 million for fiscal 1998 resulted primarily from an increase in source of funds for working capital of $2.4 million, plus non-cash items of $19.7 million ($12.8 million of depreciation and amortization, $4.6 million write-down of note receivable from affiliates and $2.2 million provision for and write-off of doubtful accounts receivable), a $1.8 million increase in other sources of funds and $2.3 million transferred from restricted cash offset by a net loss of $7.1 million and $2.5 million increase in deferred income taxes. Net cash provided by operating activities was $4.9 million for fiscal 1997, primarily due to $10.9 million of depreciation and amortization and a $1.1 million increase in other sources of funds. This source of funds was offset in part by a $1.6 million net loss and a $5.5 million use of funds for working capital.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. In July 1997, the Company acquired Central for $21.3 million (net of $0.2 million cash acquired) which was funded from the proceeds of the Additional Notes and issued $2.2 million in mortgage notes relating to certain real property. For the fiscal year ended June 30, 1998 the Company made $27.7 million of capital expenditures to acquire additional vehicles, property and equipment and to purchase assets previously leased. Of these capital expenditures $6.4 million were directly financed and $9.3 million were financed from the proceeds of the Additional Notes. In addition, the Company made a net investment of $1.8 million in marketable securities, which securities are held by Atlantic North. In fiscal 1997, the Company made $26.3 million of capital expenditures to acquire additional vehicles and equipment, purchase certain assets previously leased, and for expansion of the Company's corporate headquarters. Of these capital expenditures, $11.9 million were directly financed. In addition, the Company purchased $5.0 million of marketable securities, which securities are held by Atlantic North.

    In March 1998, the Company was awarded additional contracts in Los Angeles for up to 78 buses. In May 1998, Longwood Central School District in New York awarded the Company a contract for 166 school buses and the City of Philadelphia awarded the Company a contract for 32 school buses. These contracts will require capital expenditures of approximately $12.7 million including $0.9 million for purchase of real property, $11.6 million for purchase of vehicles and $0.2 million for real property improvements. In September 1998, the Company was awarded a five-year contract to provide paratransit services in Denver, Colorado by the RTD. Pursuant to the contract, RTD will provide the Company with all of the required vehicles and as a result, the Company will not be required to make significant capital expenditures.

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash provided by financing activities totaled $25.0 million for the year ended June 30, 1998 due primarily to the net proceeds of the offering of the Additional Notes and $1.5 million increase in the borrowings under the Company's revolving line of credit, offset by $13.5 million principal and debt amortization requirements primarily in connection with the acquisition of Central and $3.8 million in deferred financing costs. In addition, the Company incurred $6.4 million of indebtedness to directly finance capital expenditures for the year ended June 30, 1998. In fiscal 1997, net cash provided by financing activities totaled $31.2 million, due primarily to the net proceeds from the offering of the Original Notes plus $8.5 million of additional borrowing (including an increase of $2.9 million in the Company's revolving line of credit), offset by $79.5 million of principal and debt amortization requirement and $7.0 million in deferred financing and organization costs. In addition, the Company incurred $11.9 million of indebtedness to directly finance capital expenditures for the year ended June 30, 1997.

    At June 30, 1998, the Company's total debt and stockholder's equity were $157.9 million and $20.2 million, respectively. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will depend upon its future performance, which will be subject to general economic conditions, its ability to achieve cost savings and other financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company cannot generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of such debt (including the Notes), sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.

QUARTERLY FINANCIAL INFORMATION; SEASONALITY

    The table below sets forth unaudited summary financial information for the Company for the last 12 quarters. This information has been prepared by the Company on a basis consistent with its audited Consolidated Financial Statements and includes all adjustments that management considers necessary for a fair presentation of the results for such quarters.

    The Company's operations are seasonal in nature. Historically, the first quarter of the Company's fiscal year has generated operating losses due to significantly reduced revenues of the Transportation Operations (primarily the School Bus Division) during the summer months. The Company's school bus contracts generally resume in late August and early September. The Company's quarterly operating results also fluctuate due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of the Company's other divisions. Consequently, interim results are not necessarily indicative of the full year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years.

                                                                               ($ IN MILLIONS)
                                               -------------------------------------------------------------------------------
                                                               FISCAL 1996                              FISCAL 1997
                                               --------------------------------------------  ---------------------------------
                                                 SEPT.      DEC.        MARCH       JUNE       SEPT.      DEC.        MAR.
                                                  30,        31,         31,         30,        30,        31,         31,
                                                 1995       1995        1996        1996       1996       1996        1997
                                               ---------  ---------  -----------  ---------  ---------  ---------  -----------
Revenue......................................  $    18.9  $    40.7   $    41.6   $    41.4  $    25.2  $    45.0   $    45.5
Income (loss) from operations................       (2.8)       3.8         2.6         3.7       (2.8)       2.4         2.0
Net income (loss) before extraordinary
  item.......................................       (2.5)       1.6         0.8         1.5       (2.5)       0.5        (0.5)
EBITDA(1)....................................       (0.5)       6.4         5.2         5.9       (0.2)       5.2         4.7
EBITDA as adjusted (2).......................       (0.5)       6.4         5.2         5.9       (0.2)       5.2         4.7


                                                                          FISCAL 1998
                                                          --------------------------------------------
                                                 JUNE       SEPT.      DEC.        MAR.        JUNE
                                                  30,        30,        31,         31,         30,
                                                 1997       1997       1997        1998        1998
                                               ---------  ---------  ---------  -----------  ---------
Revenue......................................  $    50.4  $    59.2  $    68.1   $    67.5   $    67.1
Income (loss) from operations................        5.8        0.8       (0.2)        5.1         6.1
Net income (loss) before extraordinary
  item.......................................        1.9       (1.9)      (2.6)        0.6        (3.2)
EBITDA(1)....................................        8.1        4.1        3.2         7.4         8.5
EBITDA as adjusted (2).......................        8.1        4.1        6.7         7.4         9.0

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

(2) EBITDA as adjusted is defined as EBITDA plus $4.0 million of one-time charges, including a $1.7 million bonus and a $2.0 million write-off of doubtful accounts (See Notes 4 and 11 of Notes to Consolidated Financial Statements).

    The Bus Sales Operations are also seasonal in nature. Approximately 47% of the annual sales of Bus Sales Operations occurred in the quarter ended September 30, 1998, which is typical for the school bus sales industry. In addition, the working capital needs of the operation have tended to increase during that quarter in response to the higher seasonal sales volume and inventory is at its highest during July and August prior to heavy seasonal school bus deliveries.

IMPACT OF YEAR 2000 ON THE COMPANY'S SYSTEMS

    The Company has completed an assessment of all of its software systems and has determined what changes, if any, need to be made so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of these changes is not expected to be material and will be expensed as incurred.

    Management is in the process of assessing the potential impact of any Year 2000 non-compliant systems of its vendors or customers, but does not expect its operations to be materially impacted by any potential systems problems incurred by such vendors or customers.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS" No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of any enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

    Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these two standards will have a material impact on its financial statement disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the members of the Board of Directors and executive officers of the Company as of September 30, 1998. Directors serve for a term of one year or until their successors are elected and qualified.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Domenic Gatto                                                  49   Chairman of the Board, President and Chief Executive
                                                                    Officer
Michael Gatto                                                  42   Executive Vice President, Secretary, Treasurer and
                                                                    Director
Patrick Gatto                                                  37   Executive Vice President and Director
Nathan Schlenker                                               60   Chief Financial Officer
Jerome Dente                                                   52   Chief Operating Officer
Noel Cabrera                                                   38   Executive Vice President
David Kessler                                                  58   Vice President and Director of the Paratransit
                                                                    Division
John Shea                                                      48   Director
Peter Petrillo                                                 38   Director

    The Company has expanded its Board of Directors to seven seats consisting of two directors designated by Wafra Investment Advisory Group, Inc. (the minority stockholder of AETG) (the "Preferred Stockholder"), three directors designated by the majority stockholders of AETG (Domenic Gatto, Michael Gatto and Patrick Gatto) (the "Majority Stockholders"), one director to be designated by the Majority Stockholders and one director to be designated by Jefferies & Company, Inc. ("Jefferies"). Neither the Majority Stockholders or Jefferies has yet designated a director to fill its respective vacancy on the Board of Directors.

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

    JEROME DENTE, CHIEF OPERATING OFFICER. Mr. Dente has been Chief Operating Officer since December 1997 and was the Director of New York School Bus Operations for the Company from 1994 through November 1997. Prior to 1994 Mr. Dente served 28 years as a Transportation Officer in the United States Army, achieving the rank of Colonel. Mr. Dente received a Master of Science in Transportation Management from Florida Institute of Technology, a Master of Arts in Strategic Studies from the U.S. Naval War College and a Bachelors of Science from Widener University.

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

ITEM 11. EXECUTIVE COMPENSATION

    Directors who are employees of the Company or one of its subsidiaries or affiliates of the Preferred Stockholder do not receive additional compensation for serving as directors. It is currently contemplated that only one director of the Company (the independent director of the Company to be designated by Jefferies) will receive $25,000 annually as compensation for services as a director.

                           SUMMARY COMPENSATION TABLE
                             ANNUAL COMPENSATION(1)

                                                          FISCAL                            OTHER ANNUAL    ALL OTHER
NAME AND PRINCIPAL POSITION                               YEAR(2)      SALARY      BONUS    COMPENSATION    INCOME(5)
------------------------------------------------------  -----------  ----------  ---------  -------------  -----------
Domenic Gatto.........................................        1998   $  518,009  $   7,500   $ 105,774(3)   $   1,875
President and Chief Executive Officer                         1997   $  486,755     --       $  94,292(3)   $   3,193

Michael Gatto.........................................        1998   $  344,963  $   7,500   $  42,224(4)   $   1,250
Executive Vice President, Secretary and Treasurer             1997   $  324,150     --       $  42,224(4)   $   3,050

Patrick Gatto.........................................        1998   $  344,963  $   7,500   $  42,224(4)   $   1,250
Executive Vice President                                      1997   $  324,150     --       $  42,224(4)   $   2,850

Nathan Schlenker......................................        1998   $  204,143  $  16,000       --         $   1,250
Chief Financial Officer                                       1997   $  197,725  $  17,000       --         $   2,678

------------------------

(1) There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals named in the table. There is no applicable defined benefit plan or actuarial plan under which benefits are determined other than 401(k) and deferred compensation contributions made. See Note (5).

(2) In accordance with Item 402(b) of Regulation S-K, information is presented only for the Company's last two completed fiscal years.

(3) Includes (i) $25,800 for automobile allowance; (ii) $35,000 for life insurance allowance; (iii) $6,516 for disability insurance; and (iv) $26,976 and $38,458 for vacation time not taken in 1997 and 1998, respectively.

(4) Includes (i) $19,224 for automobile allowance; and (ii) $23,000 for life insurance allowance.

(5) Representing contributions under Section 401(k) of the Internal Revenue Code for fiscal 1997 and contributions to the Atlantic Express Deferred Compensation Plan for fiscal 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    AETG owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the Common Stock and Series A Preferred Stock of AETG as of September 30, 1998 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock and Series A Preferred Stock; (ii) each director of AETG; (iii) AETG's Chief Executive Officer and the other executive officers listed in the Summary Compensation Table above; and (iv) all current directors and executive officers of AETG as a group.

                                                                                                        PERCENTAGE OF
                                                                           NUMBER      PERCENTAGE      ALL OUTSTANDING
NAME(1)                                          TITLE OF CLASS           OF SHARES     OF CLASS    VOTING SECURITIES(2)
----------------------------------------  ----------------------------  -------------  -----------  ---------------------
Domenic Gatto(3)........................  Common Stock                           88         100.0%             55.0%
Michael Gatto(4)........................  Common Stock                           25          28.4              15.6%
Patrick Gatto(5)........................  Common Stock                           25          28.4              15.6%
Nathan Schlenker........................
Noel Cabrera............................
John Shea(6)............................
Peter Petrillo(6).......................
Wafra Acquisition Fund 4, L.P.(7).......  Series A Preferred Stock               72         100.0%             45.0%
All directors and executive officers of   Common Stock
  AETG as a group (9 persons)...........                                         88         100.0%             55.0%

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

(6) The business address of Messrs. Shea and Petrillo is c/o Wafra Investment Advisory Group, Inc., 345 Park Avenue, New York, New York 10154.

(7) The shares of Series A Preferred Stock held by Wafra represent, upon full conversion, 45% of the Common Stock. Wafra's business address is 345 Park Avenue, New York, New York 10154. Holders of Series A Preferred Stock are entitled to one vote per share subject to greater voting rights under certain conditions pursuant to which the holders of Series A Preferred Stock may select a majority of the Board of Directors.

    ACQUISITION OF AETG. On September 29, 1998, GSCP II Holdings (AE), LLC ("Buyer"), an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, signed a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") with AETG, which owns all of the issued and outstanding shares of capital stock of the Company, and the shareholders of AETG pursuant to which Buyer is to acquire an approximately 88% equity interest in a recapitalized AETG (the "Recapitalization"). The Recapitalization Agreement is subject to a variety of conditions, including obtaining the consent of the holders of a majority of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") to an amendment to the Indenture relating to the Notes (the "Consent Solicitation"). Such amendment would in substance exempt the Recapitalization from the definition of "Change of Control" under the Indenture so that the Company would not be required as a result of the Recapitalization to offer to purchase all of the Notes then outstanding at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued interest to the date of repurchase.

    The Recapitalization, including the related transaction costs and expenses, incurred by the Buyer, Wafra and Domenic, Michael and Patrick Gatto (except for costs of the Consent Solicitation) will be funded by equity capital provided to AETG by the Buyer. 50% of the costs of the Consent Solicitation will be funded by equity capital provided to AETG by the Buyer and the balance of such costs will be funded by equity capital provided to AETG by Domenic Gatto and Wafra.

    No assurance can be given that the Recapitalization will be completed. If the Recapitalization takes effect as currently contemplated, AETG's authorized capital stock will be amended to consist of a single class of common stock, Buyer will acquire approximately 88% of the common stock of the recapitalized AETG, and AETG will repurchase all of the shares of AETG held by Michael and Patrick Gatto and a portion of shares held by Domenic Gatto and Wafra, which would leave them with approximately 8% and 4% of the common stock, respectively.

    At the closing of the Recapitalization Agreement, Domenic Gatto, the founder, Chairman of the Board, President and Chief Executive Officer of the Company, and Nathan Schlenker, Chief Financial Officer of the Company, would enter into new employment agreements and option agreements with AETG. Domenic Gatto's brothers, Michael Gatto, currently a Director and Executive Vice President, Secretary and Treasurer of the Company, and Patrick Gatto, currently a Director and Executive Vice President of the Company, would not continue with the Company.

    As part of the Recapitalization, the Stockholders' Agreement dated as of February 28, 1994 among AETG, the Gatto Shareholders and Wafra would be terminated. The Buyer and the other stockholders of AETG, including Domenic Gatto and Wafra, would enter into a new Stockholders' Agreement (the "New Stockholders Agreement") to be dated as of the closing of the Recapitalization Agreement.

    As currently proposed, the New Stockholders Agreement would contain governance provisions that, among other things, (i) provide for election of five directors, a majority of whom would be designated by the Buyer and which would include Domenic Gatto for so long as he is employed by AETG, (ii) provide for removal of any director, with or without cause, upon notification by the Buyer of its desire for such removal and (iii) provide for replacement of any director designated by the Buyer who ceases to serve on the board of directors with another designee of the Buyer.

    The New Stockholders Agreement would also contain provisions that, among other things and subject to certain exceptions, including any restrictions imposed by applicable law or by AETG's or the Company's debt agreements, (i) provide for put and call rights in the event Domenic Gatto or a Management Stockholder (as defined in the New Stockholders Agreement) is no longer employed by the Company, (ii) provide for put rights for Wafra upon the sixth anniversary of the New Stockholders Agreement or upon the sale by Domenic Gatto of all his shares of common stock of AETG, (iii) restrict the ability of Domenic Gatto and the Management Stockholders to transfer their respective ownership interests, other than in certain limited circumstances or by transfers to Permitted Transferees (as defined in the New Stockholders Agreement), (iv) restrict the ability of Wafra and a certain other stockholder to transfer their respective ownership interests other than in certain limited circumstances, (v) provide in certain circumstances for demand and piggyback registration rights for the Buyer and its affiliates that own common stock of AETG and for demand registration rights for Wafra, the costs of such registrations to be borne by AETG, (vi) provide tag-along rights to the remaining stockholders to participate in certain sales by the Buyer of common stock of

AETG and (vii) provide drag along rights pursuant to which the stockholders would agree to sell their shares of common stock to an independent third party if the Buyer approves such a sale.

    In addition, GSCP, Inc. ("GSCP"), an affiliate of Buyer, AETG and the Company would enter into a Financial Services Agreement (the "FSA") to be dated as of the closing of the Recapitalization Agreement. Under the FSA, AETG and the Company would engage GSCP as financial advisor to, among other things, provide assistance to each of AETG and the Company in connection with its financial and business affairs, its banking and other business relationships, and the operating and expansion of its business. The FSA would expire in 2008, subject to early termination by GSCP upon 15 days' notice to AETG and the Company or termination immediately upon certain events after which the Buyer no longer retains voting control of the Company. AETG and the Company would pay GSCP an annual advisory fee of $500,000 throughout the term of the FSA.

AETG PURCHASE AGREEMENT

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

    Under the Stockholders' Agreement, if Domenic Gatto's employment agreement is not renewed or if Domenic Gatto's employment is terminated by the Company without cause (as defined), Domenic Gatto has the right, subject to certain exceptions, to resell his shares of Common Stock to AETG for a purchase price equal to the greatest of (i) $1.5 million; (ii) if such shares are not then publicly traded, the fair market value of the shares as determined by an appraiser; or (iii) if such shares are then publicly traded, the market value of such shares. Such employment agreement includes certain non-competition and non-solicitation covenants, which are effective during the term of Domenic Gatto's employment and for 24 months after his termination. The employment agreements for Michael Gatto and Patrick Gatto include terms similar to the employment agreement of Domenic Gatto except that the minimum purchase price of the shares of Common Stock subject to the put right is $1.0 million.

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

    "Significant Transactions" include, among other things, (i) the creation of any additional classes of common stock or certain other securities; (ii) certain transactions (including acquisitions outside of the ordinary course of business) with a value of $3.5 million or more (except that, under certain circumstances, such threshold may be lower); (iii) any amendment or modification of any provision of AETG's or the Company's certificate of incorporation or by-laws;
(iv) certain extensions and any amendments or modifications of any employment agreements between AETG or the Company and Domenic Gatto, Patrick Gatto, Michael Gatto or Nathan Schlenker; and (v) any consolidation or merger of AETG or its affiliates with any other entity in which AETG or its affiliates will not be the controlling or surviving corporation, or the sale of all or substantially all of the assets of AETG or its affiliates. In addition, the approval of all of the directors appointed by the Majority Stockholders and the Preferred Stockholder is required to amend AETG's certificate of incorporation or its by-laws. The approval of a majority of disinterested directors is required under the Stockholders' Agreement to approve any transaction between AETG and the Majority Stockholders, the Preferred Stockholder, or an affiliate of either, except in the case of the renewal of any employment agreements between AETG and Domenic Gatto, Patrick Gatto and Michael Gatto, which may be approved by a majority of directors present at a meeting of the Board of Directors.

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

    Certain of the subsidiaries of AETG, which make up its entertainment business, were collectively indebted to the Company in the amount of $4.8 million as of June 30, 1997 pursuant to the Entertainment Note. Such indebtedness resulted from numerous intercompany loans among the various subsidiaries of AETG prior to the formation of the Company. During the last quarter of the Company's fiscal year, certain affiliates of AETG engaged in the entertainment business suffered significant declines in financial condition and the Company took a $4.6 million non-recurring charge and wrote the Entertainment Note down to $510,000. (See Item 1--Business--Recent Transactions--Sale of Entertainment Note.)

    Pursuant to the Stockholders' Agreement, Wafra is entitled to receive an annual management fee from AETG equal to (i) $229,503, subject to the same percentage adjustment, on an annual basis, as the average of the two highest salaries paid by the Company to its employees (other than Domenic Gatto); plus
(ii) $120,000. The current management fee is payable in equal monthly installments of $29,700. Wafra is under common control with the Preferred Stockholder.

    In fiscal 1996, the Company received management fees of $255,000 from affiliated companies. Such fees represented the affiliated companies' proportionate share of managerial accounting and legal expenses financed by the Company. The Company received no such management fees in fiscal 1997 or 1998.

    At June 30, 1998, the Company had a non-interest bearing receivable from AETG of $672,589. Such amount arose as a result of advances to AETG.

    In August 1997, in connection with the acquisition of Central, the Company purchased the real property, which serves as the primary operating facilities of Central, from Mr. Denney, a former shareholder of Central for a purchase price of $2.2 million and issued mortgage notes. The notes are being amortized over fifteen years with a five year balloon payment. Mr. Denney continues to be employed by the Company as President of Central.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  FINANCIAL STATEMENTS

    See Index to Consolidated Financial Statements, which appears on page F-1 hereof. No Schedules are provided as the Schedules are either not applicable, or the information has been otherwise provided in the Consolidated Financial Statements.

    (b)  REPORTS ON FORM 8-K

    NONE.

    (c)  EXHIBITS

    The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith (or incorporated by reference) in response to this Item.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                        ----------

Report of Independent Certified Public Accountants....................................................  F-2

Consolidated Balance Sheets as of June 30, 1997 and 1998..............................................  F-3

Consolidated Statements of Operations for the Years Ended June 30, 1996, 1997
  and 1998............................................................................................  F-4

Consolidated Statements of Stockholder's Equity for the Years Ended June 30, 1996, 1997 and 1998......  F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1997
  and 1998............................................................................................  F-6-F-7

Notes to Consolidated Financial Statements............................................................  F-8-F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    To the Board of Directors and Stockholder of

    Atlantic Express Transportation Corp.

    We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

New York, New York

September 18, 1998, except for Note 19

which is as of September 29, 1998

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,
                                                                                        ------------------------
                                                                                           1997         1998
                                                                                        -----------  -----------
                                        ASSETS
Current:
  Cash and cash equivalents...........................................................  $16,818,889  $13,772,537
  Current portion of marketable securities............................................    1,030,000      850,000
  Accounts receivable, net of allowance for doubtful accounts of $250,000 and
    $1,520,000 respectively...........................................................   31,237,975   37,310,006
  Inventories.........................................................................    1,969,228   10,762,839
  Notes receivable....................................................................      191,600    1,182,425
  Prepaid expenses and other current assets...........................................    4,986,656    5,692,610
                                                                                        -----------  -----------
    Total current assets..............................................................   56,234,348   69,570,417
                                                                                        -----------  -----------
Property, plant and equipment, less accumulated depreciation..........................   74,967,594   99,887,054
                                                                                        -----------  -----------

Other Assets:
  Goodwill, net.......................................................................      --        12,469,422
  Restricted cash and cash equivalents................................................    2,314,408      --
  Note receivable from affiliates.....................................................    4,772,974      510,000
  Investments.........................................................................      229,000      229,000
  Marketable securities...............................................................    4,139,697    7,027,937
  Deferred lease expense..............................................................      488,212      334,115
  Transportation contract rights, net.................................................    3,444,772    3,807,743
  Deferred financing and organization costs, net......................................    6,295,318    8,310,723
  Due from affiliates.................................................................      --           672,589
  Notes receivable....................................................................      120,992       25,000
  Deposit and other noncurrent assets.................................................    1,343,661    1,394,301
  Deferred tax assets.................................................................      --         2,087,000
  Covenant not to compete, net........................................................      --           160,000
                                                                                        -----------  -----------
    Total other assets................................................................   23,149,034   37,027,830
                                                                                        -----------  -----------
                                                                                        $154,350,976 $206,485,301
                                                                                        -----------  -----------
                                                                                        -----------  -----------

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current:
  Current portion of long-term debt...................................................  $   140,008  $   641,574
  Accounts payable....................................................................      764,293    2,250,615
  Accrued compensation................................................................    4,053,567    4,703,334
  Current portion of insurance reserve................................................    2,336,738    3,657,442
  Accrued interest....................................................................    4,927,085    6,776,630
  Other accrued expenses and current liabilities......................................      629,855    4,158,333
                                                                                        -----------  -----------
    Total current liabilities.........................................................   12,851,546   22,187,928
                                                                                        -----------  -----------
Long-term debt, net of current portion................................................  110,488,215  157,284,116
                                                                                        -----------  -----------
Premium on bond issuance..............................................................      --         1,202,550
                                                                                        -----------  -----------
Other long-term liabilities...........................................................    2,997,018    5,641,135
                                                                                        -----------  -----------
Deferred income taxes.................................................................      400,000      --
                                                                                        -----------  -----------
Stockholder's equity:
  Common stock, authorized 200 shares, no par value, issued and outstanding 100
    shares............................................................................      250,000      250,000
  Additional paid-in capital..........................................................   13,188,926   13,188,926
Unrealized gain on marketable securities..............................................      142,032      376,293
Retained earnings.....................................................................   14,033,239    6,354,353
                                                                                        -----------  -----------
    Total stockholder's equity........................................................   27,614,197   20,169,572
                                                                                        -----------  -----------
                                                                                        $154,350,976 $206,485,301
                                                                                        -----------  -----------
                                                                                        -----------  -----------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED JUNE 30,
                                                                  ----------------------------------------------
                                                                       1996            1997            1998
                                                                  --------------  --------------  --------------
Revenues........................................................  $  142,551,559  $  166,078,034  $  261,918,194
Costs and expenses:
  Cost of operations............................................     115,108,380     136,068,428     217,388,527
  General and administrative....................................      10,448,420      12,199,150      21,337,867
  Depreciation and amortization.................................       9,735,982      10,417,187      11,378,390
                                                                  --------------  --------------  --------------
                                                                     135,292,782     158,684,765     250,104,784
                                                                  --------------  --------------  --------------
    Income from operations......................................       7,258,777       7,393,269      11,813,410
Interest........................................................      (5,098,443)     (8,739,065)    (17,751,883)
Other income....................................................        --               133,977         207,686
                                                                  --------------  --------------  --------------
  Income (loss) before nonrecurring item, (provision for)
    benefit from income taxes and extraordinary items...........       2,160,334      (1,211,819)     (5,730,787)
Nonrecurring item:
  Write-down of note receivable from affiliates.................        --              --             4,614,597
                                                                  --------------  --------------  --------------
  Income (loss) before (provision for) benefit from income taxes
    and extraordinary items.....................................       2,160,334      (1,211,819)    (10,345,384)
(Provision for) benefit from income taxes.......................        (758,897)        600,936       3,224,453
                                                                  --------------  --------------  --------------
  Income (loss) before extraordinary items......................       1,401,437        (610,883)     (7,120,931)
Extraordinary items:
  Loss on early extinguishment of debt, net of tax benefit of
    $390,000....................................................        --              (526,974)       --
  Write-off of unamortized deferred finance charges, net of tax
    benefit of $368,000 as a result of refinancing..............        --              (525,943)       --
                                                                  --------------  --------------  --------------
Net income (loss)...............................................  $    1,401,437  $   (1,663,800) $   (7,120,931)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                                                      UNREALIZED
                                                        ADDITIONAL                      GAIN ON
                                        COMMON STOCK      PAID-IN        RETAINED     MARKETABLE
                                        NO PAR VALUE      CAPITAL        EARNINGS     SECURITIES       TOTAL
                                       --------------  -------------  --------------  -----------  --------------
BALANCE, JULY 1, 1995................   $    250,000    $13,188,926   $   14,645,114      --       $   28,084,040
  Net income.........................        --             --             1,401,437      --            1,401,437
                                       --------------  -------------  --------------  -----------  --------------
BALANCE, JUNE 30, 1996...............   $    250,000    $13,188,926   $   16,046,551      --       $   29,485,477
  Net loss...........................        --             --            (1,663,800)     --           (1,663,800)
  Dividends..........................        --             --              (349,512)     --             (349,512)
  Unrealized gain on marketable
    securities.......................        --             --              --           142,032          142,032
                                       --------------  -------------  --------------  -----------  --------------
BALANCE, JUNE 30, 1997...............   $    250,000    $13,188,926   $   14,033,239   $ 142,032   $   27,614,197
  Net loss...........................        --             --            (7,120,931)     --           (7,120,931)
  Dividends..........................        --             --              (557,955)     --             (557,955)
  Unrealized gain on marketable
    securities.......................        --             --              --           234,261          234,261
                                       --------------  -------------  --------------  -----------  --------------
BALANCE, JUNE 30, 1998...............   $    250,000    $13,188,926   $    6,354,353   $ 376,293   $   20,169,572
                                       --------------  -------------  --------------  -----------  --------------
                                       --------------  -------------  --------------  -----------  --------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)..................................................  $   1,401,437  $  (1,663,800) $  (7,120,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Gain on sale of marketable securities..............................       --             --             (675,398)
  Deferred income taxes..............................................       (104,000)    (1,490,000)    (2,487,000)
  Depreciation.......................................................      8,876,163      9,555,463     10,040,403
  Amortization.......................................................        859,819      1,311,212      2,808,394
  Write-off of doubtful accounts receivable..........................        569,000        500,000        973,810
  Reserve for doubtful accounts receivable...........................       --              250,000      1,270,000
  Interest accrued on note receivable................................       --             --             (326,287)
  Write down of note receivable from affiliates......................       --             --            4,614,597
  Transfer from (to) restricted cash.................................     (1,120,000)    (1,194,408)     2,314,408
  Extraordinary items................................................       --            1,836,312       --
  Other..............................................................       (236,012)      --             --
  Decrease (increase) in:
    Accounts receivable and retainage................................     (5,639,761)    (5,786,498)    (3,572,192)
    Inventories......................................................       (309,169)      (974,816)      (132,564)
    Prepaid expenses and other current assets........................     (1,669,625)       133,708       (339,873)
    Deferred lease expense...........................................       (515,176)       166,796        154,097
    Deposits and other noncurrent assets.............................        (43,640)      (485,179)        (5,882)
Increase (decrease) in:
  Accounts payable...................................................       (357,467)      (996,133)      (237,588)
  Accrued expenses and other current liabilities.....................      3,256,025      2,092,428      6,635,557
  Other long-term liabilities........................................        735,619      1,601,137      2,644,117
                                                                       -------------  -------------  -------------
  Net cash provided by operating activities..........................  $   5,703,213  $   4,856,222  $  16,557,668
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                                                                                YEAR ENDED JUNE 30,
                                                                   ----------------------------------------------
                                                                        1996            1997            1998
                                                                   --------------  --------------  --------------
Cash flows from investing activities:
  Acquisition of subsidiaries(net of cash acquired of
    $207,441)....................................................  $     --        $     --        $  (21,278,334)
  Proceeds from sale of fixed assets.............................        --              --               842,751
  Additions to property, plant and equipment.....................      (3,195,750)    (14,441,800)    (21,318,994)
  Purchase of transportation contract rights.....................        (688,833)       (873,192)         (1,660)
  Due from affiliates............................................        (100,596)       (303,999)       (697,925)
  Notes receivable...............................................         808,983         161,832        (314,515)
  Marketable securities..........................................        --            (5,027,665)     (1,789,879)
                                                                   --------------  --------------  --------------
    Net cash used in investing activities........................      (3,176,196)    (20,484,824)    (44,558,556)
                                                                   --------------  --------------  --------------
Cash flows from financing activities:
  Proceeds of additional borrowings..............................       8,143,521     118,473,894      42,864,754
  Principal payments on borrowings...............................     (10,919,409)    (79,580,780)    (13,532,291)
  Deferred financing and organization costs......................        (328,384)     (6,975,554)     (3,819,973)
  Transfer to restricted cash....................................        (750,000)       --              --
  Other..........................................................      (1,161,615)       (681,327)       (557,954)
                                                                   --------------  --------------  --------------
    Net cash provided by (used in) financing activities..........      (5,015,887)     31,236,233      24,954,536
                                                                   --------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents.............      (2,488,870)     15,607,631      (3,046,352)
Cash and cash equivalents, beginning of year.....................       3,700,128       1,211,258      16,818,889
                                                                   --------------  --------------  --------------
Cash and cash equivalents, end of year...........................  $    1,211,258  $   16,818,889  $   13,772,537
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest.....................................................  $    5,436,240  $    3,181,000  $   15,485,695
    Income taxes.................................................         305,000         222,000         408,542
Supplemental schedule of noncash investing and financing
activities:
  Loans incurred for purchase of property, plant and equipment...  $   17,416,258  $   11,887,542  $    6,368,900
  Use of restricted cash to pay down debt........................        --               750,000        --
  Transfer of bus from inventory to fixed assets.................        --              --                47,558
  Loans incurred for purchase of contract rights.................       2,670,000        --              --
  Deferral of payment for contract rights........................         250,000        --              --

          See accompanying notes to consolidated financial statements.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY STRUCTURE

    Prior to January 30, 1997, Atlantic Express Transportation Group Inc. ("AETG") (the parent company) operated in two industries, transportation and entertainment. On January 30, 1997, AETG transferred all operating assets and liabilities pertaining to the transportation operations to a newly formed company called Atlantic Express Transportation Corp. ("AETC"), which became the new parent company of the companies operating in the transportation industry. The accompanying consolidated financial statements give effect to the January 30,1997 restructuring as if it had occurred prior to July 1, 1995 and therefore, present the financial position and results of operations of the transportation companies for all periods presented.

2. BUSINESS

    AETC is primarily engaged in providing school bus transportation services for various municipalities in New York City, Nassau County, Suffolk County, Westchester County, Connecticut, Pennsylvania, Missouri, California and New Jersey. AETC also provides services to public transit systems for physically or mentally challenged passengers, express commuter line and charter and tour services, transportation for pre-kindergarten children and Medicaid recipients and, effective July 1, 1997, sales of school buses and commercial vehicles in New Jersey and various counties in New York (see Note 18).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of AETC and its subsidiaries. All material intercompany transactions and balances have been eliminated.

    REVENUES

    Revenues are recognized when services are performed and when vehicles are delivered to customers.

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

    MARKETABLE SECURITIES

    In accordance with Financial Accounting Standards Board Statement No. 115, AETC determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase, and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when AETC has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as a separate component of stockholder's equity. The cost of securities sold is based on the specific identification method.

    CASH EQUIVALENTS

    Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

    INVENTORIES

    Inventories primarily consist of new and used buses held for resale, fuel, parts and supplies which are valued at the lower of cost or market value. Cost is determined by specific identification for new and used buses and on a first-in, first-out ("FIFO") basis on the balance.

    TRANSPORTATION CONTRACT RIGHTS

    AETC has acquired certain transportation contract rights with respect to revenue contracts and travel routes. Such costs are amortized over the lesser of the expected life of the contracts or 12 years. Accumulated amortization at June 30, 1997 and 1998 was $1,301,917 and $1,957,836.

    DEFERRED FINANCING, GOODWILL AND OTHER COSTS

    Deferred financing costs are amortized over the life of the related debt. Goodwill is amortized over 40 years and all other costs are amortized on a straight-line basis over five years. Accumulated amortization at June 30, 1997 and 1998 was $560,040 and $2,173,254, respectively.

    INCOME TAXES

    AETC follows the liability method under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The primary objectives of accounting for taxes under SFAS 109 are to (a) recognized the amount of tax payable for the current year and (b) recognized the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in AETC's financial statements or tax returns.

    AETC files consolidated federal and state income tax returns with its parent and fellow subsidiaries. The income tax charge or benefits allocated to AETC is based upon the proportion of AETC's income or loss to that of the consolidated group, which approximates the charge or benefit which would be incurred by AETC on a stand-alone basis.

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

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable including retainage, notes receivable, accounts payable, and long-term debt approximated fair value as of June 30, 1997 and 1998 due to either short maturity or terms similar to those available to similar companies in the open market. Marketable securities, classified as available-for-sale, are valued at quoted market value.

    LONG-LIVED ASSETS

    Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which became effective for fiscal 1997. No write-downs have been necessary through June 30, 1998.

    EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of any enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

    Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these two standards will have a material impact on its financial statement disclosure.

    RECLASSIFICATIONS

    Certain amounts in the 1997 financial statements have been reclassified to conform with 1998 presentation.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

4. ACCOUNTS RECEIVABLE AND RETAINAGE

    In the quarter ended December 31, 1997 AETC recorded a $1.8 million provision for doubtful accounts in relation to a portion of its accounts receivable. The majority of the accounts subject to the provision arose between August 1993 and August 1996 from non-routine services furnished to certain municipal customers. Following the conclusion of discussions with the relevant customers during the quarter ended December 31, 1997, management determined that the provision for doubtful accounts should be recorded. An additional $0.5 million was provided in the quarter ended June 30, 1998 (See Note 13). At July 1, 1997, the balance of the allowance for Doubtful Accounts was $0.2 million, and $1.0 million was written off as Bad Debts during the year, resulting in a remaining allowance for Doubtful Accounts of $1.5 million at June 30, 1998. Amounts relating to prior periods were immaterial.

    Pursuant to certain municipal school bus contracts, certain contractual amounts (retainage) are withheld from billings as a guarantee of performance by AETC. At June 30, 1997 and 1998 retainage of $4,458,436 and $5,311,258, respectively, is classified as current and is included in accounts receivable in the accompanying consolidated balance sheets.

5. INVENTORIES

    Inventories are comprised of the following:

                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       1997          1998
                                                                   ------------  -------------
Parts and fuel...................................................  $  1,969,228  $   3,921,237
Buses held for sale..............................................       --           6,841,602
                                                                   ------------  -------------
                                                                   $  1,969,228  $  10,762,839
                                                                   ------------  -------------
                                                                   ------------  -------------

6. RESTRICTED CASH AND CASH EQUIVALENTS

    At June 30, 1997, restricted cash and cash equivalents consisted of a $1,120,000 U.S. Treasury Note and $1,200,000 of commercial paper used as collateral for letters of credit issued in connection with AETC's workers' compensation and vehicle insurance deductible reimbursement plans, respectively.

    Included in cash and cash equivalents is $1,307,842 and $2,825,043 at June 30, 1997 and 1998 respectively, which represents cash equivalents of a captive insurance company subsidiary which are only available for use by that subsidiary.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

7. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                          JUNE 30,
                                                               ------------------------------
                                                                    1997            1998
                                                               --------------  --------------
Land.........................................................  $    8,484,373  $    9,379,373
Building and improvements....................................      15,516,059      21,121,690
Construction-in-progress.....................................        --             1,179,969
Transportation equipment.....................................     112,863,875     140,009,989
Machinery and equipment......................................       9,138,859      12,907,155
Furniture and fixtures.......................................       1,801,002       2,780,433
                                                               --------------  --------------
                                                                  147,804,168     187,378,609
Less: Accumulated depreciation...............................      72,836,574      87,491,555
                                                               --------------  --------------
                                                               $   74,967,594  $   99,887,054
                                                               --------------  --------------
                                                               --------------  --------------

    Effective January 1, 1998, AETC reassessed the useful lives of certain fixed assets (primarily vehicles) and as a result adjusted the remaining lives of these assets and the corresponding depreciation charges. This resulted in a decrease of $1.8 million in depreciation expense for the year ended June 30, 1998.

8. MARKETABLE SECURITIES

    The amortized cost and estimated fair value of the marketable securities are as follows:

                                                                    JUNE 30, 1998
                                                        --------------------------------------
                                                                        GROSS
                                                                      UNREALIZED
                                                            COST         GAIN      FAIR VALUE
                                                        ------------  ----------  ------------
Available-for-sale: Equity securities.................  $  4,895,268  $  291,991  $  5,187,259
  U.S. Treasury and other U.S.
    government debt securities........................     2,606,376      84,302     2,690,678
                                                        ------------  ----------  ------------
    Total marketable securities.......................  $  7,501,644  $  376,293  $  7,877,937
                                                        ------------  ----------  ------------
                                                        ------------  ----------  ------------

                                                                    JUNE 30, 1997
                                                        --------------------------------------
                                                                        GROSS
                                                                      UNREALIZED
                                                            COST         GAIN      FAIR VALUE
                                                        ------------  ----------  ------------
Available-for-sale:
  Equity securities...................................  $  2,467,651  $  136,918  $  2,604,569
  U.S. Treasury and other U.S. government debt
    securities........................................     4,054,254       3,722     4,057,976
  Corporate debt securities...........................     1,218,456       1,392     1,219,848
                                                        ------------  ----------  ------------
    Total available-for-sale..........................     7,740,361     142,032     7,882,393
  Less: Cash equivalents..............................     2,712,696      --         2,712,696
                                                        ------------  ----------  ------------
    Total marketable securities.......................  $  5,027,665  $  142,032  $  5,169,697
                                                        ------------  ----------  ------------
                                                        ------------  ----------  ------------

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

8. MARKETABLE SECURITIES (CONTINUED)

    The above marketable securities are held by a captive insurance subsidiary and are available for use only by that company. At June 30, 1998 marketable securities of approximately $4.5 million are pledged as collateral for $3.4 million of letters of credit issued by the captive insurance company.

    Of the marketable securities, while all are available for use in the ordinary course of business of the captive insurance company subsidiary, $850,000 has been classified as current in accordance with that subsidiary's cash on hand and expected payments of claims in the next fiscal year.

    Contractual maturity dates of the above securities are as follows:

                                                                        COST       FAIR VALUE
                                                                    ------------  ------------
January 1998......................................................  $    247,070  $    249,334
August 2005.......................................................        29,906        31,659
2013-2027.........................................................     2,329,400     2,409,685
No maturity date (equity securities)..............................     4,895,268     5,187,259
                                                                    ------------  ------------
                                                                    $  7,501,644  $  7,877,937
                                                                    ------------  ------------
                                                                    ------------  ------------

    Net realized gains on marketable securities for the year ended June 30, 1998 amounted to $675,000 and are included in revenues of the captive insurance company.

9. DEBT

    The following represents the debt outstanding at June 30, 1997 and 1998.

                                                                          JUNE 30,
                                                               ------------------------------
                                                                    1997            1998
                                                               --------------  --------------
10 3/4% Senior Secured Notes, due February 2004, with
  interest payable on February 1 and August 1 annually (A)...  $  110,000,000  $  150,000,000
8% mortgage on real estate located in Chittenango, New York,
  due July 1, 2002 (B).......................................        --               709,874
8% mortgage on real estate located in Bordentown, New Jersey,
  due July 1, 2002 (B).......................................        --             1,434,255
Revolving line of credit (C).................................        --             1,464,754
Various notes payable secured by transportation equipment,
  with interest from 8%-9.1%.................................         628,223       4,316,807
                                                               --------------  --------------
                                                                  110,628,223     157,925,690
Less: Current portion........................................         140,008         641,574
                                                               --------------  --------------
                                                               $  110,488,215  $  157,284,116
                                                               --------------  --------------
                                                               --------------  --------------

------------------------

(A) On February 4, 1997, AETC issued $110,000,000 of 10 3/4% Senior Secured Notes due 2004 (the "Original Notes"). The net proceeds from the sale of the Original Notes were used to repay its existing indebtedness, buy-out certain leases and for certain other corporate purposes. Such notes contain various covenants, including limitations on payments of dividends.

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

9. DEBT (CONTINUED)
   In August 1997, AETC issued $40,000,000 aggregate principal amount of 10 3/4%
    Senior Secured Notes due 2004 (the "Additional Notes"). The Additional Notes were issued at a premium of $1.4 million, which is being amortized over the term of the Additional Notes. The Original Notes were required to be registered with the Securities and Exchange Commission by July 3, 1997. Such registration along with the registration of the Additional Notes did not occur until January 21, 1998 and AETC was required to pay $308,572 of liquidated damages, which was charged to interest expense.

(B) In connection with the acquisition of Central (see Note 18), AETC purchased from Mr. Denney, a former shareholder of Central, the real property of Central which serves as the primary operating facilities of Central in New York and New Jersey. The mortgage notes are amortized over 15 years with a five-year balloon payment due July 2002. Mr. Denney remains employed as President of Central.

(C) On February 4, 1997, concurrent with the refinancing referred to in (a) AETC entered into a $30 million revolving credit facility with Congress Financial Corporation. Borrowings under the revolving credit facility are available for working capital and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein.

    The revolving credit facility is secured by first priority liens on the cash, accounts receivable, inventory, general intangibles and documents and instruments related thereto of AETC and all of its subsidiaries with the exception of the captive insurance subsidiary.

    The revolving credit facility expires on February 4, 2000, unless extended. The interest rate per annum applicable to the revolving credit facility will be the prime rate, as announced by CoreStates Bank N.A., plus 0.75% or, at AETC's option, the adjusted Eurodollar rate (as defined) plus 2.75%, and provides for a one-time 0.25% reduction in rates upon AETC reaching certain profitability levels. AETC is required to pay certain fees in connection with the revolving credit facility including but not limited to an unused line fee of 0.375% on the undrawn portion of the first $22 million of the revolving credit commitment.

    The revolving credit facility contains negative covenants similar to those contained in the senior notes referred to in (a) and customary events of default.

    Aggregate yearly maturities of long-term debt as of June 30, 1998, are as follows:

                                                                                    TOTAL
                                                                                --------------
1999..........................................................................  $      641,574
2000..........................................................................       2,165,931
2001..........................................................................         744,159
2002..........................................................................         632,104
2003..........................................................................         689,307
Thereafter....................................................................     153,052,615
                                                                                --------------
  Total.......................................................................  $  157,925,690
                                                                                --------------
                                                                                --------------

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

10. INCOME TAXES

    The provisions (benefits) for income taxes consist of the following:

                                                                                    YEAR ENDED JUNE 30,
                                                                          ----------------------------------------
                                                                             1996         1997           1998
                                                                          ----------  -------------  -------------
Current:
  Federal...............................................................  $  687,000  $    --        $    (900,000)
  State and local.......................................................     176,000        131,000        163,000
                                                                          ----------  -------------  -------------
                                                                             863,000        131,000       (737,000)
Deferred taxes..........................................................    (104,000)    (1,490,000)    (2,487,000)
                                                                          ----------  -------------  -------------
                                                                          $  759,000  $  (1,359,000) $  (3,224,000)
                                                                          ----------  -------------  -------------
                                                                          ----------  -------------  -------------

    Deferred tax liabilities (assets) are comprised of the following:

                                                                           JUNE 30,
                                                                 -----------------------------
                                                                     1997            1998
                                                                 -------------  --------------
Deferred tax liabilities:
  Depreciation.................................................  $   9,808,000  $   12,795,000
  Goodwill amortization........................................       --               238,000
                                                                 -------------  --------------
                                                                 $   9,808,000  $   13,033,000
                                                                 -------------  --------------
Deferred tax assets:
  Allowance for doubtful receivables...........................       (105,000)       (678,000)
  Loss and tax credit carryforwards............................     (9,303,000)    (13,724,000)
  Contract rights and other....................................       --              (718,000)
                                                                 -------------  --------------
                                                                    (9,408,000)    (15,120,000)
                                                                 -------------  --------------
Deferred tax (asset)/liabilities (net).........................  $     400,000  $   (2,087,000)
                                                                 -------------  --------------
                                                                 -------------  --------------

    The actual tax expense (benefit) differs from the tax expense computed by applying the U.S. corporate rate of 34% as follows:

                                                                                    YEAR ENDED JUNE 30,
                                                                          ----------------------------------------
                                                                             1996         1997           1998
                                                                          ----------  -------------  -------------
Tax expense (benefit) at statutory rate.................................  $  734,000  $  (1,028,000) $  (3,517,000)
Adjustments to tax contingency reserve related to bankruptcy issues.....    (136,000)      --             --
Write-down of notes receivable from affiliate...........................      --           --            1,569,000
State and local tax expense (benefit)...................................     176,000       (331,000)    (1,293,000)
Other...................................................................     (15,000)      --               17,000
                                                                          ----------  -------------  -------------
Actual tax expense (benefit)............................................  $  759,000  $  (1,359,000) $  (3,224,000)
                                                                          ----------  -------------  -------------
                                                                          ----------  -------------  -------------

             ATLANTIC EXPRESS TRANSPORTATION CORP. AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
    At June 30, 1998, AETC had the following carryforwards available.

                                                                TAX REPORTING  EXPIRATION DATE
                                                                  PURPOSES         THROUGH
                                                                -------------  ---------------
Investment tax credits available to offset certain future
  taxes.......................................................  $     967,000          2001
Net operating loss carryforwards..............................     25,309,000          2018
Alternative minimum tax credits available to offset certain
  future taxes................................................      1,367,000          None
                                                                -------------         -----
                                                                -------------         -----

11. COST OF SALES

    In December 1997, in connection with a five-year extension of its labor agreement with the Amalgamated Transit Union (which represents approximately 1,500 drivers, escorts and mechanics rendering services on behalf of the New York City Board of Education), AETC negotiated and paid a $1.7 million non-recurring lump sum bonus to all employees continuously and actively employed from December 1, 1996 to December 1, 1997. The agreement also provided that there would be no further pay increases until November 1, 1998.

12. NON-RECURRING CHARGE

    Certain of the subsidiaries of AETG which comprise its entertainment business were collectively indebted to AETC in the amount of $4,772,974 at June 30, 1997. Such indebtedness, which was evidenced by a note accruing interest, payable at maturity (July 1, 2004) at 6.8%, resulted from numerous intercompany loans among the various subsidiaries of AETG prior to the formation of AETC as a separate entity. During the last quarter of AETC's fiscal year, certain affiliates of AETC engaged in the entertainment business suffered significant declines in financial condition and AETC recorded a $4.6 million non-recurring charge and wrote the note down to $510,000.

13. FOURTH QUARTER ADJUSTMENTS

    In the fourth quarter of the fiscal year, AETC recorded the following significant adjustments:

        1.  Increase in allowance for doubtful accounts of $0.5 million.

        2.  Increase in self-insurance reserves of $1.2 million.

        3.  Write-down of note receivables from affiliate of $4.6 million (see
    Note 12).

14. RELATED PARTY TRANSACTIONS

    AETC had amounts due from or (due to) the parent company of $(17,405) and $672,589 at June 30, 1997 and 1998, respectively. AETC had a note receivable from affiliated companies of $4,790,379 and $510,000 (see Note 12) at June 30, 1997 and 1998, respectively. During the year ended June 30, 1996 AETC received management fee income from affiliated companies of $255,000. No management fees were charged or received from related parties during the other periods presented. AETC incurred rent expense of $224,550 and $228,000 for the years ended in June 1997 and 1998 in connection with leases of real property from affiliate companies.

15. COMMITMENTS AND CONTINGENCIES

    LEASES

    Minimum rental commitments as of June 30, 1998 for noncancellable equipment and real property operating leases are as follows:

                                                                               YEAR ENDED JUNE 30, 1998
                                                                     --------------------------------------------
                                                                                    TRANSPORTATION
                                                                                      AND OTHER
                                                                     REAL PROPERTY    EQUIPMENT         TOTAL
                                                                     -------------  --------------  -------------
1999...............................................................  $   2,069,080   $  3,260,840   $   5,329,920
2000...............................................................      1,816,285      2,731,350       4,547,635
2001...............................................................      1,654,577      1,809,886       3,464,463
2002...............................................................      1,129,690      1,335,059       2,464,749
2003 and thereafter................................................      5,449,557      2,421,070       7,870,627
                                                                     -------------  --------------  -------------
                                                                     $  12,119,189   $ 11,558,205   $  23,677,394

    During the year ended June 30, 1998, as part of its normal course of business, AETC entered into various rental and purchase agreements for replacement vehicles and additional vehicles to satisfy new transportation contracts.

    Total rental charges included in cost operations were $4,539,202, $5,301,131 and $4,932,881 for the years ended June 30, 1996, 1997 and 1998, respectively.

    LITIGATION

    AETC is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these claims will not have a material impact on the financial statements of AETC.

    EMPLOYMENT AND CONSULTING AGREEMENTS

    AETC is obligated under various employment and consulting agreements with certain officers which provide for base annual compensation aggregating $1,227,181 subject to increase by a percentage equal to the percentage increase in the Regional Consumer Price Index with a maximum of 5% of base salary. The agreements extend through January 15, 2002, subject to an extension by the Board of Directors for up to three more years. Six months of severance pay is payable in the event of nonrenewal of the agreements.

    OUTSTANDING LETTERS OF CREDIT

    Letters of credit totaling approximately $2,591,000 and $3,890,000 (including $3.4 million issued by the captive insurance company (see note 8) were outstanding as of June 30, 1997 and 1998, respectively. The letters of credit serve primarily as security in connection with financial obligations.

    PERFORMANCE SECURITY

    AETC's transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, AETC secures the performance of its New York Board of Education contracts through the use of performance bonds plus cash retainages of 5% of amounts due to AETC. In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 1998, AETC has provided performance bonds aggregating approximately $42.0 million.

    UNION CONTRACTS.

    At June 30, 1998 approximately 79% of AETC's employees were members of various labor unions and AETC was party to 17 collective bargaining agreements, seven of which covering 1,500 employees expire over the next three years, and one of which covering 310 employees has already expired. In addition, AETC is currently negotiating three additional collective bargaining agreements covering approximately 300 newly unionized employees.

16. RETIREMENT PLANS

    AETC sponsors a tax qualified 401(k) plan whereby eligible employees can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee's compensation is also invested. AETC's contribution was approximately $69,000, $64,000 and $96,000 for the years ended June 30, 1996, 1997 and 1998 respectively.

    AETC has a qualified Profit Sharing Plan for eligible employees (primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC's contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC's contribution was approximately $88,000 and $150,000 for the years ended June 30, 1997 and 1998 respectively.

    In fiscal 1998, AETC instituted a Deferred Compensation Plan providing deferred compensation to its highly compensated employees. AETC contributes 5% of the participant's compensation to a maximum of $7,500 during a plan year. Participants are not allowed to make deferred contributions. AETC's contribution was approximately $14,000 for the year ended June 30, 1998.

17. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

    For the years ended June 30, 1996, 1997 and 1998 revenues derived from the Board of Education of the City of New York were approximately 50%, 47% and 33%, respectively. As of June 30, 1997 and 1998, AETC had accounts receivable including retainage from this customer of $11,057,558 and $13,072,141, respectively. Fiscal 1997 revenues and accounts receivable include $750,000 relative to this customer in connection with lost revenues due to delayed school openings in September 1993. During fiscal 1995, contracts with this customer were extended through the year 2000.

    At June 30, 1997 and 1998, substantially all cash and cash equivalents were on deposit with one major financial institution.

18. ACQUISITIONS

    During the year ended June 30, 1997, AETC acquired the operations of several companies. Such investments included the purchase of contract rights and vehicles. The acquisitions were not material to the consolidated financial statements.

    Effective July 1, 1997, AETC acquired 100% of the common stock of Central New York Coach Sales and Services Inc. and Jersey Bus Sales, Inc. and related real property (collectively "Central"). These companies are engaged in the sale and service of buses as well as school bus contract operations. Total consideration consisted of $26.5 million cash less Central's long-term indebtedness as of July 1, 1997, which was $4.8 million, and AETC's agreement to issue $2.2 million in mortgage notes relating to certain real property. In connection with the acquisition, Central's net assets were recorded at fair value, and the following intangible assets were recorded:

Covenant not to compete........................................  $  200,000
Transportation contract rights.................................   1,200,000
Goodwill.......................................................  12,795,320

    The Consolidated Statement of Operations for the year ended June 30, 1998 includes the results of operations of Central from July 1, 1997 through June 30, 1998. Had the acquisition of Central occurred on July 1, 1996, the pro forma consolidated results of operations of AETC for the year ended June 30, 1997 after elimination of intercompany transactions and after giving pro forma effect to employment agreements, interest and taxes at 45% would be as follows:

Sales.........................................................  $222,451,018
Net loss......................................................      333,570

    In connection with the above acquisitions AETC issued the Additional Notes (see Note 9).

19. SUBSEQUENT EVENTS

    On September 29, 1998, GSCP II Holdings (AE), LLC ("Buyer"), an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, signed a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") with AETG, which owns all of the issued and outstanding shares of capital stock of the Company, and the shareholders of AETG pursuant to which Buyer is to acquire an approximately 88% equity interest in a recapitalized AETG (the "Recapitalization"). The Recapitalization Agreement is subject to a variety of conditions, including obtaining the consent of the holders of a majority of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") to an amendment to the Indenture relating to the Notes. Such amendment would in substance exempt the Recapitalization from the definition of "Change of Control" under the Indenture so that the Company would not be required as a result of the Recapitalization to offer to purchase all of the Notes then outstanding at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued interest to the date of repurchase.

    No assurance can be given that the Recapitalization will be completed. If the Recapitalization takes effect as currently contemplated, AETG's authorized capital stock will be amended to consist of a single class of common stock, Buyer will acquire approximately 88% of the common stock of the recapitalized AETG, and AETG will repurchase all of the shares of AETG held by Michael and Patrick Gatto and a portion of shares held by Domenic Gatto and Wafra Acquisition Fund 4, L.P. ("Wafra"), which would leave them with approximately 8% and 4% of the common stock, respectively.

20. SEGMENT INFORMATION

    AETC's business is comprised of Transportation Operations and, effective July 1, 1997, Bus Sales Operations conducted in various states throughout the U.S.. The summarized segment information, as of and for the year ended June 30, 1998 is as follows:

                                                                             YEAR ENDED JUNE 30, 1998
                                                                   ---------------------------------------------
                                                                   TRANSPORTATION    BUS SALES
                                                                     OPERATIONS     OPERATIONS        TOTAL
                                                                   --------------  -------------  --------------
Revenues.........................................................  $  203,073,256  $  58,844,938  $  261,918,194
Cost of operations/sales.........................................     166,120,186     51,268,341     217,388,527
Income from operations...........................................       8,546,455      3,266,955      11,813,410
Income (loss) before non-recurring items and (provision for)
  benefit from income taxes......................................      (5,685,211)       (45,576)     (5,730,787)
Total Assets as at June 30, 1998.................................     174,223,642     32,261,659     206,485,301
Capital Expenditures.............................................      25,081,536      2,606,358      27,687,894
Depreciation and amortization....................................      10,387,066        991,324      11,378,390

21. SUPPLEMENTAL FINANCIAL INFORMATION

    The following are condensed consolidating financial statements as of and for the years ended June 30, 1997 and 1998 regarding AETC (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantors of the Senior Secured Notes. (See Note 9a).

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1998

                                    ATLANTIC
                                    EXPRESS                           NON
                                 TRANSPORTATION    GUARANTOR       GUARANTOR      ELIMINATION
                                     CORP.        SUBSIDIARIES   SUBSIDIARIES       ENTRIES       CONSOLIDATED
                                 --------------  --------------  -------------  ---------------  --------------
Current assets.................  $   13,459,022  $   47,736,795  $   8,374,600  $     --         $   69,570,417
Investment in affiliates.......      60,404,818        --             --            (60,404,818)       --
Total assets...................     193,219,371     165,426,379     15,993,943     (168,154,392)    206,485,301
Current liabilities............       7,688,435       6,743,371      7,756,122        --             22,187,928
Total liabilities..............     160,355,739     120,676,905     13,032,657     (107,749,572)    186,315,729
Stockholder's equity...........      32,863,632      44,749,474      2,961,286      (60,404,820)     20,169,572

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            YEAR ENDED JUNE 30, 1998

                                         ATLANTIC
                                         EXPRESS                          NON
                                      TRANSPORTATION    GUARANTOR      GUARANTOR     ELIMINATION
                                          CORP.        SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CONSOLIDATED
                                      --------------  --------------  ------------  -------------  --------------
Net revenues........................   $    --        $  261,060,717  $  6,865,533  $  (6,008,056) $  261,918,194
Income (loss)
  from operations...................        --            11,937,838      (124,428)      --            11,813,410
Income (loss) before non-recurring
  items, (provision for) benefit
  from income taxes.................        --            (5,606,359)     (124,428)      --            (5,730,787)
Write down of notes receivable from
  affiliates........................     (4,614,597)        --             --            --            (4,614,597)
Net loss of subsidiaries............     (3,786,052)        --             --           3,786,052        --
Net income (loss)...................     (7,120,931)      (3,700,197)      (85,855)     3,786,052      (7,120,931)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1998

                                          ATLANTIC
                                          EXPRESS                           NON
                                       TRANSPORTATION    GUARANTOR       GUARANTOR    ELIMINATION
                                           CORP.        SUBSIDIARIES   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                       --------------  --------------  -------------  -----------  --------------
Net cash provided by (used in)
  operating activities...............  $  (24,725,157) $   37,752,699  $   3,530,126   $  --       $   16,557,668
Net cash used in investing
  activities.........................     (21,857,874)    (20,685,757)    (2,014,925)     --          (44,558,556)
Net cash provided by (used in)
  financing activities...............      38,486,827     (13,532,291)      --            --           24,954,536
Increase (decease) in cash and cash
  equivalents........................      (8,096,204)      3,534,651      1,515,201      --           (3,046,352)
Cash and cash equivalents,
  beginning of period................      15,029,114         479,933      1,309,842      --           16,818,889
Cash and cash equivalents,
  end of period......................  $    6,932,910  $    4,014,584  $   2,825,043   $  --       $   13,772,537

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1997

                                    ATLANTIC
                                    EXPRESS                           NON
                                 TRANSPORTATION    GUARANTOR       GUARANTOR      ELIMINATION
                                     CORP.        SUBSIDIARIES   SUBSIDIARIES       ENTRIES       CONSOLIDATED
                                 --------------  --------------  -------------  ---------------  --------------
Current assets.................  $   15,201,813  $   36,683,710  $   6,897,269  $    (2,548,444) $   56,234,348
Investment in affiliates.......      41,425,377        --             --            (41,425,377)       --
Total assets...................     125,185,876     157,487,252     11,536,966     (139,859,118)    154,350,976
Current liabilities............       3,645,196       5,674,175      6,203,093       (2,670,918)     12,851,546
Total liabilities..............      85,201,313     116,328,026      8,724,086      (83,516,646)    126,736,779
Stockholder's equity...........      39,984,563      41,159,226      2,812,880      (56,342,472)     27,614,197

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            YEAR ENDED JUNE 30, 1997

                                         ATLANTIC
                                         EXPRESS                          NON
                                      TRANSPORTATION    GUARANTOR      GUARANTOR     ELIMINATION
                                          CORP.        SUBSIDIARIES   SUBSIDIARIES     ENTRIES      CONSOLIDATED
                                      --------------  --------------  ------------  -------------  --------------
Net revenues........................   $    --        $  166,078,034  $  3,779,932  $  (3,779,932) $  166,078,034
Income (loss) from operations.......        --             6,950,410       442,859       --             7,393,269
Income (loss) before income taxes...        --            (1,654,678)      442,859       --            (1,211,819)
Net loss of subsidiaries............     (1,663,800)        --             --           1,663,800        --
Net income (loss)...................     (1,663,800)      (1,969,373)      305,573      1,663,800      (1,663,800)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1997

                                          ATLANTIC
                                          EXPRESS                           NON
                                       TRANSPORTATION    GUARANTOR       GUARANTOR    ELIMINATION
                                           CORP.        SUBSIDIARIES   SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                       --------------  --------------  -------------  -----------  --------------
Net cash provided by (used in)
  operating activities...............  $  (79,122,235) $   78,455,161  $   5,523,296      --       $    4,856,222
Net cash used in investing
  activities.........................        (411,968)    (15,045,191)    (5,027,665)     --          (20,484,824)
Net cash provided by (used in)
  financing activities...............      94,189,879     (62,953,646)      --            --           31,236,233
Increase (decease) in cash and cash
  equivalents........................      14,655,676         456,324        495,631      --           15,607,631
Cash and cash equivalents,
  beginning of period................         373,438          23,609        814,211      --            1,211,258
Cash and cash equivalents,
  end of period......................  $   15,029,114  $      479,933  $   1,309,842      --       $   16,818,889

    Condensed information for 1996 is not provided as Non-Guarantor financial information is not material.

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

Date: October 19, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board,         October 19, 1998
      /s/ DOMENIC GATTO         President and Chief
------------------------------  Executive Officer
        Domenic Gatto           (Principal Executive
                                Officer)

                                Chief Financial Officer        October 19, 1998
     /s/ NATHAN SCHLENKER       (Principal Financial
------------------------------  Officer and Principal
       Nathan Schlenker         Accounting Officer)

      /s/ MICHAEL GATTO         Executive Vice President,      October 19, 1998
------------------------------  Secretary, Treasurer and
        Michael Gatto           Director

      /s/ PATRICK GATTO         Executive Vice President       October 19, 1998
------------------------------  and Director
        Patrick Gatto

        /s/ JOHN SHEA           Director                       October 19, 1998
------------------------------
          John Shea

      /s/ PETER PETRILLO        Director                       October 19, 1998
------------------------------
        Peter Petrillo

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                DESCRIPTION                                                PAGE
---------  -------------------------------------------------------------------------------------------------     -----
3.1        Restated Certificate of Incorporation of the Company (filed as exhibit 3.1 to the Company's
           Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
3.2        By-laws of the Company (filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the
           year ended June 30, 1997 and incorporated herein by reference)
10.1       Registration Rights Agreement dated February 4, 1997 between the Company, the Guarantors (as defined therein) and the Initial Purchaser (as defined therein) (filed as exhibit 10.1 to the
           Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.2       Loan and Security Agreement dated February 4, 1997 by and between Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit
           10.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.2.1     Amendment dated as of May 18, 1998 to Loan and Security Agreement by and among Congress Financial
           Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor
10.3       General Security Agreement dated February 4, 1997 by and among the Company and the Guarantors (as defined therein) in favor of Congress Financial Corporation (filed as exhibit 10.3 to the
           Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.4       Collateral Assignment of Trademarks (Security Agreement) dated as of February 4, 1997 between the
           Company and Congress Financial Corporation (filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.5       Employment Agreement dated as of January 21, 1997 between the Company and Domenic Gatto (filed as exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.6       Employment Agreement dated as of January 21, 1997 between the Company and Michael Gatto (filed as exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.7       Employment Agreement dated as of January 21, 1997 between the Company and Patrick Gatto (filed as exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.8       Employment Agreement dated as of January 21, 1997 between the Company and Nathan Schlenker (filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.9       Lease dated August 5, 1986 between Bonnie Heights Realty Corp. and Amboy Bus Co., Inc. and
           Notices of Opinion to Renew dated December 26, 1989 and May 10, 1996 respectively, by Amboy Bus
           Co., Inc. for the facility at 1752 Shore Parkway, Brooklyn, New York (filed as exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.10      Lease dated June 30, 1993 by and between Rockhill Limited Partnership and Mayflower Contract
           Services, Inc. and Atlantic Express of Missouri Inc. for the facility at 6810 Prescott Street,
           St. Louis, Missouri (filed as exhibit 10.10 to the Company's Annual Report on Form 10-K for the
           year ended June 30, 1997 and incorporated herein by reference)
10.11      Lease dated August 1, 1995 between Stamar Realty Corp. and 180 Jamaica Corp. for the facility at
           107-10 180th Street, Jamaica, New York (filed as exhibit 10.11 to the Company's Annual Report on
           Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)

EXHIBIT
NUMBER                                                DESCRIPTION                                                PAGE
---------  -------------------------------------------------------------------------------------------------     -----
10.12      The Board of Education of the City of New York, serial no. 0070, dated July 19, 1978 (filed as exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.13      The Board of Education of the City of New York, serial no. 8108 (filed as exhibit 10.13 to the
           Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.14      Extension and Eighth Amendment of Contract for Special Education Pupil Transportation Services,
           dated June 19, 1996 by and between The Board of Education of the City of New York, Amboy Bus Co.,
           Inc. and Staten Island Bus Co. (filed as exhibit 10.14 to the Company's Annual Report on Form
           10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.15      The Board of Education of the city of New York, serial no. 9888 (filed as exhibit 10.15 to the
           Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.16      Extension and Sixth Amendment of the Contract for Regular Education Pupil Transportation
           Services, dated January 2, 1996 by and between The Board of Education of the City of New York and
           Amboy Bus Co., Inc. (filed as exhibit 10.16 to the Company's Annual Report on Form 10-K for the
           year ended June 30, 1997 and incorporated herein by reference)
10.17      New York City Transit Authority Contract #94E5461B, Five Borough Paratransit Carrier Service:
           Part I Contract Terms and Conditions and Attachment I: Price Schedule (filed as exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.18      Indenture dated as of February 4, 1997, including Note, between the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 10.18 to the Company's
           Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.19      First Amendment to the Security Agreement, dated as of August 14, 1997 among the Company, the
           Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit
           10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.20      First Supplemental Indenture, dated as of August 14, 1997, between the Company, the Guarantors
           (as defined therein) and The Bank of New York, as trustee) (filed as exhibit 10.20 to the
           Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)
10.21      Second Supplemental Indenture, dated as of December 12, 1997, among the Company, the Guarantors
           (as defined therein) and The Bank of New York, as trustee
21         Subsidiaries of the Company
27         Financial Data Schedule