Form 10-Q
period 1998-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1998-11-16
CIK 1035423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         (Mark One )

           ----
           X       Quarterly report pursuant to Section 13 or 15(d) of the
           ----
           Securities Exchange Act of 1934


           For the quarterly period ended September 30, 1998 or

           ----
                   Transition report pursuant to Section 13 or 15(d) of the
           ----
           Securities Exchange Act of 1934


           For the transition period from ______________ to ______________

           Commission file number      0-24247
      ---------------------------------------------------------------------

                                   ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      New York                           13-392-3467
---------------------------------------------    -------------------------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    _______      _______
                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_______ No_______

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

100 Shares of Common Stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I. Financial Information


                                                                                                 Page
                                                                                                --------
       ITEM 1. Financial Statements:

       Consolidated Balance Sheets at June 30, 1998 (audited) and September 30, 1998
            (unaudited)......................................................................       1

       Consolidated Statements of Operations for the Three Month Periods Ended September
            30,1997 (unaudited) and 1998 (unaudited).........................................       2

       Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended
             September 30, 1997 (unaudited) and 1998 (unaudited).............................       3

       Consolidated Statements of Cash Flows for the Three Month Periods Ended September
            30, 1997 (unaudited) and 1998 (unaudited)........................................       4

       Notes to Consolidated Financial Statements (unaudited)................................     5-7

       ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................    8-10


PART II. Other Information                                                                         11



       Signatures............................................................................      12

       Index to Exhibits.....................................................................     E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                 June 30,      September 30,
                                                                                   1998             1998
                                                                              --------------  --------------
                                                                                 (audited)      (unaudited)
Assets
Current:
     Cash and cash equivalents ............................................   $  13,772,537   $   5,709,729
     Current portion of marketable securities .............................       2,786,000         850,000
     Accounts receivable, net of allowance for doubtful accounts ..........      37,310,006      41,091,575
     Inventories ..........................................................      10,762,839      11,984,909
     Notes receivable .....................................................       1,182,425         253,133
     Prepaid expenses and other current assets ............................       5,692,610       6,074,026
                                                                              -------------   -------------
               Total current assets .......................................      69,570,417      67,899,372
                                                                              -------------   -------------
Property, plant and equipment, less accumulated depreciation ..............      99,887,054     117,924,616
                                                                              -------------   -------------
Other assets:
     Goodwill, net ........................................................      12,469,422      12,387,945
     Notes receivable from affiliates .....................................         510,000         518,670
     Investments ..........................................................         229,000         229,000
     Marketable securities ................................................       7,027,937       6,751,273
     Deferred lease expense ...............................................         334,115         303,454
     Transportation contract rights, net ..................................       3,807,743       3,617,640
     Deferred financing and organization costs, net .......................       8,310,723       7,937,656
     Due from affiliates ..................................................         672,589         672,589
     Notes receivable .....................................................          25,000          23,000
     Deposit and other noncurrent assets ..................................       1,394,301       1,720,523
     Deferred tax assets ..................................................       2,087,000       4,733,583
     Covenant not to compete, net .........................................         160,000         150,000
                                                                              -------------   -------------
               Total other assets .........................................      37,027,830      39,045,333
                                                                              -------------   -------------
                                                                              $ 206,485,301   $ 224,869,321
                                                                              -------------   -------------
                                                                              -------------   -------------
Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ....................................   $     641,574   $   1,191,427
     Accounts payable .....................................................       2.250,615       2,442,542
     Accrued compensation .................................................       4,703,334       6,440,535
     Current portion of insurance reserve .................................       3,657,442       3,760,000
     Accrued interest .....................................................       6,776,630       2,942,429
     Other accrued expenses and current liabilities .......................       4,158,333       3,884,679
                                                                              -------------   -------------
               Total current liabilities ..................................      22,187,928      20,661,612
                                                                              -------------   -------------
Long-term debt, net of current portion ....................................     157,284,116     181,079,556
                                                                              -------------   -------------
     Premium on bond issuance .............................................       1,202,550       1,148,700
                                                                              -------------   -------------
Other long-term liabilities ...............................................       5,641,135       5,743,545
                                                                              -------------   -------------
Stockholder's equity:
     Common Stock, authorized 200 shares, issued and outstanding
       100 shares..........................................................         250,000         250,000
     Additional paid-in capital ...........................................      13,188,926      13,188,926
     Retained earnings ....................................................       6,354,353       3,030,539
     Accumulated other comprehensive income (loss):
          Unrealized gain (loss) on marketable securities .................         376,293        (233,557)
                                                                              -------------   -------------
               Total stockholder's equity .................................      20,169,572      16,235,908
                                                                              -------------   -------------
                                                                              $ 206,485,301   $ 224,869,321
                                                                              -------------   -------------
                                                                              -------------   -------------


          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations



                                                                           Three Months Ended
                                                                             September 30,
                                                                      ----------------------------
                                                                              1997            1998
                                                                      ------------    ------------
                                                                              (unaudited)
Revenues ..........................................................   $ 59,153,376    $ 71,032,787
                                                                      ------------    ------------
Costs and expenses:
     Cost of operations ...........................................     51,254,085      64,656,073
     General and administrative ...................................      3,772,320       4,584,422
     Depreciation and amortization ................................      3,292,279       2,855,986
                                                                      ------------    ------------
                                                                        58,318,684      72,096,481
                                                                      ------------    ------------
          Income (loss) from operations ...........................        834,692      (1,063,694)
Interest ..........................................................     (4,137,672)     (4,817,603)
Other income ......................................................        108,154            --
                                                                      ------------    ------------
          Loss before benefit for income taxes ....................     (3,194,826)     (5,881,297)
Benefit for income taxes ..........................................     (1,341,827)     (2,646,583)
                                                                      ------------    ------------

          Net loss ................................................   $ (1,852,999)   $ (3,234,714)
                                                                      ------------    ------------
                                                                      ------------    ------------


          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

             Consolidated Statements of Comprehensive Income (Loss)



                                                                            Three Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                                1997           1998
                                                                         -----------    -----------
                                                                                 (unaudited)
Net loss .............................................................   $(1,852,999)   $(3,234,714)

Other comprehensive income (loss)
     Unrealized gain (loss) on marketable securities .................       254,885       (609,850)
                                                                         -----------    -----------
Comprehensive loss ...................................................   $(1,598,114)   $(3,844,564)
                                                                         -----------    -----------
                                                                         -----------    -----------




          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                   ----------------------------
                                                                                        1997            1998
                                                                                   ------------    ------------
                                                                                            (unaudited)
Cash flows from operating activities:
     Net income (loss) .........................................................   $ (1,852,999)   $ (3,234,714)
Adjustments to reconcile net loss to net cash provided by operating Activities:
          (Gain) loss on sale of marketable securities .........................       (108,154)         23,940
          Deferred income taxes ................................................     (1,341,777)     (2,646,583)
          Depreciation .........................................................      2,865,361       2,494,083
          Amortization .........................................................        686,719         676,326
          Reserve for doubtful accounts receivable .............................           --            30,000
          Interest accrued on notes receivable .................................        (81,570)         (8,670)
          Decrease (increase) in:
               Accounts receivable and retainage ...............................       (989,032)     (3,811,569)
               Inventories .....................................................        258,241      (1,222,070)
               Prepaid expenses and other current assets .......................     (2,395,535)       (381,416)
               Deferred lease expense ..........................................          5,531          30,661
               Deposits and other noncurrent assets ............................         (7,051)       (326,222)
          Increase (decrease) in:
               Accounts payable ................................................       (971,001)        191,927
               Accrued expenses and other current liabilities ..................      1,061,473      (2,268,096)
               Other long-term liabilities .....................................          7,757         102,410
                                                                                   ------------    ------------
               Net cash (used in) operating activities .........................     (2,862,037)    (10,349,993)
                                                                                   ------------    ------------

Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $207,441) ............    (21,519,397)           --
     Proceeds from sale of fixed assets ........................................         62,739            --
     Additions to property, plant and equipment ................................    (12,575,183)    (14,845,029)
     Purchase of transportation contract rights ................................        (16,722)           --
     Due from affiliates .......................................................       (260,638)           --
     Notes receivable ..........................................................       (806,414)        931,292
     Marketable securities sold (purchased), net ...............................        551,463      (2,293,126)
                                                                                   ------------    ------------
               Net cash used in investing activities ...........................    (34,564,152)    (16,206,863)
                                                                                   ------------    ------------
Cash flows from financing activities:
     Proceeds of additional borrowings .........................................     43,035,000      18,760,246
     Principal payments on borrowings ..........................................    (13,052,950)       (101,570)
     Deferred financing and organization costs .................................     (2,962,775)        (75,529)
     Other .....................................................................        (87,378)        (89,099)
                                                                                   ------------    ------------
          Net cash provided by financing activities ............................     26,931,897      18,494,048
                                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........................    (10,494,292)     (8,062,808)
Cash and cash equivalents, beginning of period .................................     16,818,889      13,772,537
                                                                                   ------------    ------------
Cash and cash equivalents, end of period .......................................   $  6,324,597    $  5,709,729
                                                                                   ------------    ------------
                                                                                   ------------    ------------
Supplemental disclosures of cash flow information: Cash paid during the period for:
          Interest .............................................................   $  6,145,081    $  8,467,803
          Income taxes .........................................................        331,527         132,122

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ..............   $  6,368,900    $  5,686,617
     Transfer of bus from inventory to fixed assets ............................         47,558            --

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.    Basis of Accounting

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's financial statements as of and for the year ended June 30, 1998 as filed on Form 10-K. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.
         Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with current period presentation.
         Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.    New Accounting Pronouncement

         Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income (loss) and total comprehensive income (loss) be reported on one of the following: a statement of income and comprehensive income (loss), a statement of comprehensive income (loss) or a statement of stockholder's equity. The Company is reporting this information on a separate statement of comprehensive income
(loss) and all changes to stockholder's equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement did not change the current accounting treatment for components of comprehensive income.

3.    New Contracts

         In March 1998, the Los Angeles Uniformed School District awarded a contract to the Company for a period of 5 years, commencing September 1998 and in May 1998, Longwood School District in New York awarded the Company a one year contract for 166 buses and the City of Philadelphia School District awarded the Company a one year contract for 32 school buses. Results of operations relative to these contracts were not material through September 30, 1998. The Company incurred in the current period, approximately $12.5 million of capital expenditures in connection with these contracts.

4.    Inventories

         Inventories comprised the following:


                                                          June 30,   September 30,
                                                            1998         1998
                                                        ----------   ----------
Parts and fuel ......................................    3,921,237    3,609,209
Buses ...............................................    6,841,602    8,375,700
                                                        ----------   ----------
                                                        10,762,839   11,984,909
                                                        ----------   ----------
                                                        ----------   ----------

6.    Supplemental Financial Information

         The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantors as of and for the three months ended September 30, 1998, and a consolidating balance sheet as of June 30, 1998 and consolidating statements of operations and cash flows for the three months ended September 30, 1997.

                      Condensed Consolidating Balance Sheet
                               September 30, 1998



                                                   Atlantic
                                                   Express                        Non
                                                Transportation   Guarantor      Guarantor     Elimination
                                                     Corp       Subsidiaries   Subsidiaries     Entries       Consolidated
                                                ------------    ------------   ------------   -------------   ------------

Current assets ..............................   $  6,720,985    $ 57,841,876    $ 6,646,784   $   3,310,273    $ 67,899,372
Investment in affiliates ....................    (57,199,524)           --             --       (57,199,524)           --
Total assets ................................    205,214,904     139,467,143     14,281,264    (134,093,990)    224,869,321
Current liabilities .........................      3,159,531      14,540,299      6,272,055      (3,310,273)     20,661,612
Total liabilities ...........................    174,533,231      99,079,047     11,915,601     (76,894,466)    208,633,413
Stockholder's equity ........................     30,681,673      40,388,096      2,365,663     (57,199,524)     16,235,908


                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 1998



                                                   Atlantic
                                                   Express                        Non
                                                Transportation   Guarantor      Guarantor     Elimination
                                                     Corp       Subsidiaries   Subsidiaries     Entries       Consolidated
                                                ------------    ------------   ------------   ------------    ------------

Net revenues ................................    $       --     $ 70,976,555   $  1,168,680   $ (1,112,448)   $ 71,032,787
Income (loss) from operations ...............         (53,491)    (1,024,431)        14,228           --        (1,063,694)
Income (loss) before income taxes............         (53,491)    (5,842,034)        14,228           --        (5,881,297)
Net income (loss) of subsidiaries ...........      (3,205,294)          --             --        3,205,294            --
Net income (loss) ...........................      (3,234,714)    (3,211,697)         6,403      3,205,294      (3,234,714)


                 Condensed Consolidating Statement of Cash Flows
                      Three months ended September 30, 1998



                                                   Atlantic
                                                   Express                        Non
                                                Transportation   Guarantor      Guarantor     Elimination
                                                     Corp       Subsidiaries   Subsidiaries        Entries    Consolidated
                                                ------------    ------------   ------------   ------------    ------------


Net cash provided by (used in)
 operating activities .......................    $(20,428,687)  $  9,637,206   $    441,488   $        --        $(10,349,993)
Net cash used in investing activities .......        (101,408)   (13,812,329)    (2,293,126)                      (16,206,863)
Net cash provided by (used in)
  financing activities ......................      18,595,618       (101,570)           --             --          18,494,048
Increase (decrease) in cash and
     cash equivalents .......................      (1,934,477)    (4,276,693)    (1,851,638)           --          (8,062,808)
Cash and cash equivalents,
beginning of period .........................       6,932,910      4,014,584      2,825,043            --          13,772,537
                                                 ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents,
     end of period
                                                 $  4,998,433    $  (262,109)   $  973,405    $        --         $ 5,709,729

                      Condensed Consolidating Balance Sheet
                                  June 30, 1998

                                                  Atlantic
                                                   Express                           Non
                                               Transportation     Guarantor       Guarantor      Elimination
                                                     Corp       Subsidiaries    Subsidiaries       Entries       Consolidated
                                                -------------   -------------   -------------   -------------    -------------
Current assets ..............................   $  13,459,022   $  47,736,795   $   8,374,600   $        --      $  69,570,417
Investment in affiliates ....................      60,404,818            --              --       (60,404,818)
Total assets ................................     193,219,371     165,426,379      15,993,943    (168,154,392)     206,485,301
Current liabilities .........................       7,688,435       6,743,371       7,756,122            --         22,187,928
Total liabilities ...........................     160,355,739     120,676,905      13,032,657    (107,749,572)     186,315,729
Stockholder's equity ........................      32,863,632      44,749,474       2,961,286     (60,404,820)      20,169,572



                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 1997


                                                  Atlantic
                                                   Express                           Non
                                               Transportation     Guarantor       Guarantor      Elimination
                                                     Corp       Subsidiaries    Subsidiaries       Entries       Consolidated
                                                -------------   -------------   -------------   -------------    -------------
Net revenues ....................               $       --      $ 59,153,376    $  1,187,910    $ (1,187,910)    $  59,153,376
Income (loss) from operations ...                 (649,448)      1,525,891         (41,751)           --               834,692
Income (loss) before income taxes                 (649,448)     (2,698,105)        152,727            --            (3,194,826)
Net income (loss) of subsidiaries               (1,203,551)           --              --           1,203,551            --
Net income (loss)                               (1,852,999)     (1,287,551)         84,000         1,203,551        (1,852,999)



                 Condensed Consolidating Statement of Cash Flows
                      Three months ended September 30, 1997

                                                  Atlantic
                                                   Express                            Non
                                                Transportation    Guarantor        Guarantor      Elimination
                                                     Corp        Subsidiaries     Subsidiaries      Entries     Consolidated
                                                --------------   ------------    ---------------   ---------   ---------------
Net cash provided by (used in) operating
activities ...................................   $(29,442,370)   $ 26,877,071    $   (296,738)   $    --     $    (2,862,037)
Net cash used in investing activities ........    (21,536,460)    (13,579,155)        551,463         --         (34,564,152)
Net cash provided by (used in)
     financing activities ....................     39,984,847     (13,052,950)           --           --          26,931,897
Increase (decrease) in cash
and cash equivalents .........................    (10,993,983)        244,966         254,725         --         (10,494,292)
Cash and cash equivalents,
     beginning of period .....................     15,029,114         479,933       1,309,842         --          16,818,889
                                                 -----------------------------------------------------------------------------
Cash and cash equivalents,
end of period ................................   $  4,035,131    $    724,899    $  1,564,567    $    --     $     6,324,597




7.    Subsequent Event- Change of Control of the Company

         On October 27, 1998 the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the Indenture relating to the Notes which in substance exempted the transactions contemplated by Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the Indenture. On November 4, 1998 the Recapitalization was consummated. As a result, GSCP II Holdings (AE), LLC, an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, acquired an approximately 88% equity interest in a recapitalized Atlantic Express Transportation Group, Inc. ("AETG"), which owns all of the issued and outstanding shares of capital stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward-looking statements within the meaning of the federal securities laws and as such involve known and unknown risks and uncertainties. These statements may use forward-looking words such as "anticipate", "estimate", "expect", "will" or other similar words. These statements discuss future expectations or contain projections of future events. Actual results may differ materially from those expressed or implied by the forward-looking statements for various reasons, including general economic conditions, reliance on suppliers, labor relations and other factors, many of which are beyond the Company's control. Readers are cautioned not to place undue reliance on such forward-looking statements.

Three months ended September 30, 1998 compared to three months ended September 30, 1997.

         The Company's revenues from Transportation Operations are significantly curtailed during the months of July and August due to school holidays, while revenues from Bus Sales Operations have historically been significantly higher during the first three months of the fiscal year. In addition, the quarterly results of the Transportation Operations also fluctuate due to a variety of factors, including variation in the number of school days in each quarter. Consequently, revenues and results for the first fiscal quarter are not representative of annual operations and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years.

         Revenues. Revenues from Transportation Operations were $35.6 million for the three months ended September 30, 1998 compared to $31.6 million for the three months ended September 30, 1997, an increase of $4.0 million or 12.8%. This increase was due primarily to the net effect of (i) the award of new contracts which added $4.6 million of revenues; (ii) $1.1 million of additional summer revenues; and (iii) a decrease in billings on existing contracts of $1.7 million. This decrease resulted from a reduction in revenue days in September 1998 as compared to September 1997 (primarily 6 less revenue days in New York
City) which the Company estimates reduced revenues by $3.5 million. Revenues for the Bus Sales Operations were $35.4 million for the three months ended September 30, 1998 compared to $27.6 million for the three months ended September 30, 1997, an increase of $7.8 million or 28.4%. Due to a strike affecting General Motors Corporation, the Company was unable to obtain buses to meet all of its orders in the first three months of the fiscal year. The Company estimates that due to the strike, Bus Sales Operations revenues were reduced by approximately $3.7 million less than anticipated. The Company expects to deliver these orders in the next two quarters of the fiscal year.

         Gross Profit. Gross profit for Transportation Operations was $2.3 million for the three months ended September 30, 1998 compared to $4.3 million for the three months ended September 30, 1997, a decrease of $2.0 million or 46.2%. As a percentage of revenues, gross profit decreased to 6.5% for the three months ended September 30, 1998 from 13.6% for the three months ended September 30, 1997. This decrease was due primarily to the reduction in revenue days mentioned above, partially offset by a reduction in driver and escort payroll days (2 fewer days in the New York City market), which resulted in an approximate decrease of $2.9 million of gross profit. Gross profit for the Bus Sales Operations was $4.1 million for the three months ended September 30, 1998 compared to $3.6 million for the three months ended September 30, 1997, an increase of $0.5 million or 13.0%. As a percentage of revenues, gross profit decreased to 11.5% for the three months ended September 30, 1998 from 13.0% for the three months ended September 30, 1997. The reduction in gross profit percentage was due primarily to an increase in the current quarter of the proportion of sales made in the New Jersey market which has had historically lower gross profit margins than the New York market.

         General and administrative expenses. General and administrative expenses for the Transportation Operations were $3.6 million for the three months ended September 30, 1998 compared to $3.0 million for the three months ended September 30, 1997, an increase of $0.6 million or 20.4%. This increase was principally related to additional administrative payroll, benefits and other general and administrative expenses due to expansion to new areas and expansion of existing operations. As a percentage of revenues, general and administrative expenses increased to 10.2% for the three months ended September 30, 1998 from 9.6% for the three months ended September 30, 1997. General and administrative expenses for the Bus Sales Operations were $0.9 million for the three months ended September 30, 1998 compared to $0.7 million for the three months ended September 30, 1997, an increase of $0.2 million or 26.3%. As a percentage of revenues, general and administrative expenses were 2.7% for the three months ended September 30, 1998 and 1997.

         Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $2.7 million for the three months ended September 30, 1998 compared to $3.0 million for the three months ended September 30, 1997, a decrease of $0.3 million. This decrease was due to the Company reassessing (on January 1, 1998) and extending the useful lives of certain fixed assets which reduced depreciation by $0.7 million, which was partially offset by increases in depreciation due to the purchase of new vehicles. Depreciation and amortization expenses for the Bus Sales Operations were $0.2 million for the three months ended September 30, 1998 compared to $0.3 million for the three months ended September 30, 1997.

         Income (loss) from operations. Income from operations was $0.8 million for the three months ended September 30, 1997 compared to a loss of $1.1 million for the three months ended September 30, 1998 a decrease of $1.9 million. This decrease was due to the net effect of the items discussed above.

         Net interest expense. Net interest expense was $4.8 million for the three months ended September 30, 1998 compared to $4.1 million for the three months ended September 30, 1997, an increase of $0.7 million. This increase was primarily due to the interest in connection with the $40,000,000 increase in the aggregate principal amount of the Company's 103/4% Senior Secured Notes due 2004 issued in August 1997 of $0.4 million and increases in interest in connection with equipment financing and amortization of deferred finance charges.

         Net loss. The Company generated a net loss of $3.2 million for the three months ended September 30, 1998 compared to a net loss of $1.9 million for the three months ended September 30, 1997 an increase of $1.3 million due to the net effect of the items discussed above.

 Liquidity and Capital Resources

         Management anticipates total capital expenditures of $24.5 million in fiscal 1999 of which approximately $20.5 million were made by September 30, 1998. This included approximately $18.9 million for purchase of new vehicles and $1.6 million for other property and equipment.

         Net Cash Used In Operating Activities. Net cash used in operating activities was $10.3 million for the three months ended in September 30, 1998 primarily due to the following: (i) a net loss of $3.2 million plus non cash items of depreciation and amortization of $3.2 million less a $2.6 million increase in deferred tax benefit (ii) use of cash for working capital of $7.5 million and (iii) an increase in other assets of $0.2 million.

         Net Cash Used In Investing Activities. For the three months ended September 30, 1998, the Company made $20.5 million of capital expenditures to acquire additional vehicles and equipment. Of these capital expenditures $5.7 million were directly financed. In addition, the Company made a net investment of $2.3 million in marketable securities.

         Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $18.5 million for the three months ended September 30, 1998, due to $18.8 million net borrowing under the Company's revolving line of credit, partially offset by principal payments of $0.1 on borrowings and $0.1 million in deferred financing and organization costs. In addition, the Company incurred $5.7 million of indebtedness to directly finance capital expenditures for the three months ended September 30, 1998.

         The first quarter is historically the period of the Company's greatest use of its revolving line of credit due to the purchase of vehicles for the upcoming school year and seasonal lower revenues in this quarter. The Company has an agreement with Congress Financial Corporation ("Congress"), its revolving credit lender, to sell Congress excess receivables of up to $15.0 million through November 30, 1998. The Company believes that this agreement, along with its Revolving Credit Facility of $30.0 million (of which $9.3 million was undrawn at September 30, 1998) will provide it with sufficient liquidity to conduct its operations.

         At September 30, 1998, the Company's total debt and stockholder's equity were $182.3 million and $16.2 million respectively.

New Accounting Pronouncement

         Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income (loss) and total comprehensive income (loss) be reported on one of the following: a statement of income and comprehensive (loss), a statement of comprehensive income (loss) or a statement of stockholder's equity. The Company is reporting this information on a separate statement of comprehensive income
(loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholder's equity, except those due to investments by owners (changes in paid capital) and distributions to owners (dividends). This statement did not change the current accounting treatment for components of comprehensive income.

PART II     OTHER INFORMATION

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

         b)    Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated November 10, 1998, reporting under Item 1 the consummation of the Recapitalization of AETG.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.





                                       ATLANTIC EXPRESS TRANSPORTATION CORP.


                                       By:       /s/ NATHAN SCHLENKER
                                                 -------------------------------
                                                 Nathan Schlenker
                                                 Chief Financial Officer

November 13, 1998

                                Index to Exhibits


         The following documents are exhibits to this Quarterly Report on Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Regulation S-K. The page number, if any, listed opposite an exhibit indicates the page number in the sequential numbering system on the manually signed original of this Quarterly Report on Form 10-Q where such exhibit can be found.


    Exhibit                                                                        Sequential Page
     Number                                  Exhibit                                   Number
    -------                                  -------                               ---------------
      4.1         Third Supplemental Indenture, dated as of October 29, 1998, by and among Atlantic Express Transportation Corp., the
                  Guarantors named therein and The Bank of New York, as Trustee
                  (incorporated by reference to Exhibit 1.1 to the Company's
                  Current Report on Form 8-K filed November 10, 1998).

      27.1        Financial Data Schedule

