Form 10-Q/A
period 1998-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1998-12-01
CIK 1035423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

       Index to Exhibits.....................................................................     E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                 June 30,      September 30,
                                                                                   1998             1998
                                                                              --------------  --------------
                                                                                 (audited)      (unaudited)
Assets
Current:
     Cash and cash equivalents ............................................   $  13,772,537   $   5,709,729
     Current portion of marketable securities .............................         850,000       2,786,000
     Accounts receivable, net of allowance for doubtful accounts ..........      37,310,006      41,091,575
     Inventories ..........................................................      10,762,839      11,984,909
     Notes receivable .....................................................       1,182,425         253,133
     Prepaid expenses and other current assets ............................       5,692,610       6,074,026
                                                                              -------------   -------------
               Total current assets .......................................      69,570,417      67,899,372
                                                                              -------------   -------------
Property, plant and equipment, less accumulated depreciation ..............      99,887,054     117,924,616
                                                                              -------------   -------------
Other assets:
     Goodwill, net ........................................................      12,469,422      12,387,945
     Notes receivable from affiliates .....................................         510,000         518,670
     Investments ..........................................................         229,000         229,000
     Marketable securities ................................................       7,027,937       6,751,273
     Deferred lease expense ...............................................         334,115         303,454
     Transportation contract rights, net ..................................       3,807,743       3,617,640
     Deferred financing and organization costs, net .......................       8,310,723       7,937,656
     Due from affiliates ..................................................         672,589         672,589
     Notes receivable .....................................................          25,000          23,000
     Deposit and other noncurrent assets ..................................       1,394,301       1,720,523
     Deferred tax assets ..................................................       2,087,000       4,733,583
     Covenant not to compete, net .........................................         160,000         150,000
                                                                              -------------   -------------
               Total other assets .........................................      37,027,830      39,045,333
                                                                              -------------   -------------
                                                                              $ 206,485,301   $ 224,869,321
                                                                              -------------   -------------
                                                                              -------------   -------------
Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ....................................   $     641,574   $   1,191,427
     Accounts payable .....................................................       2.250,615       2,442,542
     Accrued compensation .................................................       4,703,334       6,440,535
     Current portion of insurance reserve .................................       3,657,442       3,760,000
     Accrued interest .....................................................       6,776,630       2,942,429
     Other accrued expenses and current liabilities .......................       4,158,333       3,884,679
                                                                              -------------   -------------
               Total current liabilities ..................................      22,187,928      20,661,612
                                                                              -------------   -------------
Long-term debt, net of current portion ....................................     157,284,116     181,079,556
                                                                              -------------   -------------
     Premium on bond issuance .............................................       1,202,550       1,148,700
                                                                              -------------   -------------
Other long-term liabilities ...............................................       5,641,135       5,743,545
                                                                              -------------   -------------
Stockholder's equity:
     Common Stock, authorized 200 shares, issued and outstanding
       100 shares..........................................................         250,000         250,000
     Additional paid-in capital ...........................................      13,188,926      13,188,926
     Retained earnings ....................................................       6,354,353       3,030,539
     Accumulated other comprehensive income (loss):
          Unrealized gain (loss) on marketable securities .................         376,293        (233,557)
                                                                              -------------   -------------
               Total stockholder's equity .................................      20,169,572      16,235,908
                                                                              -------------   -------------
                                                                              $ 206,485,301   $ 224,869,321
                                                                              -------------   -------------
                                                                              -------------   -------------


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

December 1, 1998

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

