Form 10-Q/A
period 1998-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1999-01-12
CIK 1035423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A-2

         (Mark One )

           ----
           X       Quarterly report pursuant to Section 13 or 15(d) of the
           ----
           Securities Exchange Act of 1934


           For the quarterly period ended September 30, 1998 or

           ----
                   Transition report pursuant to Section 13 or 15(d) of the
           ----
           Securities Exchange Act of 1934


           For the transition period from ______________ to ______________

           Commission file number      0-24247
-------------------------------------------------------------------------------

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

Impact of Year 2000 on the Company's Systems

         The Company has completed its assessment of all of its computerized systems and has determined what changes, if any, need to be made so that such systems, which include information and non-information technology systems, will function properly with respect to dates in the year 2000 and thereafter to ensure that the Company's financial, information and operational systems are year 2000 compliant. The Company has developed a program to implement these changes, which consists of the following phases: (1) developing solutions for affected technology and systems,
(2) modifying or replacing affected technology and systems, (3) testing and verifying solutions, (4) implementing solutions and (5) developing contingency plans. The Company is in varying stages of its year 2000 compliance program with respect to these phases and expects all phases to be completed in 1999.

         Costs incurred to date directly related to the year 2000 issue have not been material to the Company. Having completed its assessment of the changes required to become year 2000 compliant, the Company expects that the total cost of meeting the goals of its year 2000 program will not be material and will be expensed as incurred.

         Management is in the process of assessing the potential impact of any year 2000 non-compliant systems of its vendors or customers and has begun communicating with those vendors and customers with whom the Company does significant business. A third-party's failure to become year 2000 compliant or the Company's inability to become compatible with third parties with which the Company has a material relationship may have an adverse effect on the Company; however, the Company does not expect its operations to be materially impacted by any potential systems problems incurred by such vendors or customers.

         The Company is in the process of developing its contingency plan for its facilities to provide for the most reasonably likely worst case scenarios regarding year 2000 compliance. This contingency plan is expected to be completed in 1999.

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

January 12, 1999