Form 10-Q
period 1998-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1999-02-12
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      (Mark One )

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1998 or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________

      Commission file number 0-24247
                             -------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                  13-392-3467
-------------------------------------       -----------------------------------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

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

================================================================================

                                    TABLE OF CONTENTS

PART I. Financial Information

                                                                           Page
                                                                           -----
    ITEM 1. Financial Statements:

    Consolidated Balance Sheets at June 30, 1998 (audited) and
      December 31, 1998 (unaudited)...................................       1

    Consolidated Statements of Operations for the Three Month
      and Six Month Periods Ended December 31, 1997 (unaudited)
      and 1998 (unaudited)............................................       2

    Consolidated Statements of Comprehensive Income (Loss) for
      the Three Months and Six Months Ended December 31, 1997
      (unaudited) and 1998 (unaudited)................................       3

    Consolidated Statements of Cash Flows for the Six Month Periods
      Ended December 31, 1997 (unaudited) and 1998 (unaudited)........       4

    Notes to Consolidated Financial Statements (unaudited)............     5-8

    ITEM 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations.............................    9-12

PART II. Other Information                                                  13

Signatures............................................................      14

Index to Exhibits.....................................................     E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                             June 30,     December 31,
                                                                                               1998           1998
                                                                                           ------------   ------------
                                                                                             (audited)     (unaudited)
Assets
Current:
     Cash and cash equivalents .........................................................   $ 13,772,537   $  2,491,118
     Current portion of marketable securities ..........................................        850,000      2,700,000
     Accounts receivable, net of allowance for doubtful accounts .......................     37,310,006     40,962,184
     Inventories .......................................................................     10,762,839      9,913,095
     Notes receivable ..................................................................      1,182,425        124,839
     Prepaid expenses and other current assets .........................................      5,692,610      6,990,474
                                                                                           ------------   ------------
               Total current assets ....................................................     69,570,417     63,181,710
                                                                                           ------------   ------------
Property, plant and equipment, less accumulated depreciation ...........................     99,887,054    125,345,670
                                                                                           ------------   ------------
Other assets:
     Goodwill, net .....................................................................     12,469,422     12,306,468
     Notes receivable from affiliates ..................................................        510,000             --
     Investments .......................................................................        229,000        229,000
     Marketable securities .............................................................      7,027,937      7,450,835
     Deferred lease expense ............................................................        334,115        276,811
     Transportation contract rights, net ...............................................      3,807,743      8,955,742
     Deferred financing and organization costs, net ....................................      8,310,723      7,583,802
     Due from affiliates ...............................................................        672,589        831,117
     Notes receivable ..................................................................         25,000         22,339
     Deposit and other noncurrent assets ...............................................      1,394,301      1,721,051
     Deferred tax assets ...............................................................      2,087,000      4,464,809
     Covenant not to compete, net ......................................................        160,000        245,000
                                                                                           ------------   ------------
               Total other assets ......................................................     37,027,830     44,086,974
                                                                                           ------------   ------------
                                                                                           $206,485,301   $232,614,354
                                                                                           ============   ============
Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt .................................................   $    641,574   $  1,272,948
     Accounts payable ..................................................................      2,250,615      2,924,060
     Accrued compensation ..............................................................      4,703,334      4,457,427
     Current portion of insurance reserve ..............................................      3,657,442      3,760,000
     Accrued interest ..................................................................      6,776,630      6,899,913
     Other accrued expenses and current liabilities ....................................      4,158,333      3,592,410
                                                                                           ------------   ------------
               Total current liabilities ...............................................     22,187,928     22,906,758
                                                                                           ------------   ------------
Long-term debt, net of current portion .................................................    157,284,116    181,246,282
                                                                                           ------------   ------------
Premium on bond issuance ...............................................................      1,202,550      1,094,850
                                                                                           ------------   ------------
Other long-term liabilities ............................................................      5,641,135      7,116,526
                                                                                           ------------   ------------

Stockholder's equity:
     Common stock, no par value - shares authorized 200; issued and outstanding 100 ....        250,000        250,000
     Additional paid-in capital ........................................................     13,188,926     15,898,517
     Retained earnings .................................................................      6,354,353      2,773,750
     Accumulated other comprehensive income:
          Unrealized gain on marketable securities, net ................................        376,293      1,327,671
                                                                                           ------------   ------------
               Total stockholder's equity ..............................................     20,169,572     20,249,938
                                                                                           ------------   ------------
                                                                                           $206,485,301   $232,614,354
                                                                                           ============   ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                        Three Months Ended                 Six Months Ended
                                                            December 31,                      December 31,
                                                   ------------------------------    ------------------------------
                                                       1997             1998             1997             1998
                                                   -------------    -------------    -------------    -------------
                                                            (unaudited)                       (unaudited)
Revenues .......................................   $  68,138,099    $  84,968,315    $ 127,291,475    $ 156,001,102
                                                   -------------    -------------    -------------    -------------
Costs and expenses:
     Cost of operations ........................      57,915,037       68,403,973      109,169,121      133,060,046
     General and administrative ................       7,000,890        5,606,220       10,773,210       10,190,642
     Depreciation and amortization .............       3,419,061        3,123,996        6,711,340        5,979,982
                                                   -------------    -------------    -------------    -------------
                                                      68,334,988       77,134,189      126,653,671      149,230,670
                                                   -------------    -------------    -------------    -------------
          Income (loss) from operations ........        (196,889)       7,834,126          637,804        6,770,432
Interest .......................................      (4,919,498)      (5,263,970)      (9,057,169)     (10,081,573)
Other income (expense) .........................         124,748          (72,999)         232,902          (72,999)
                                                   -------------    -------------    -------------    -------------
          Income (loss) before nonrecurring
             item and benefit for income
             taxes .............................      (4,991,639)       2,497,157       (8,186,463)      (3,384,140)
Nonrecurring item ..............................              --       (2,709,591)              --       (2,709,591)
                                                   -------------    -------------    -------------    -------------
          Loss before benefit for income
             taxes .............................      (4,991,639)        (212,434)      (8,186,463)      (6,093,731)
Benefit for income taxes .......................      (2,342,083)         (95,595)      (3,683,910)      (2,742,178)
                                                   -------------    -------------    -------------    -------------
          Net loss .............................   $  (2,649,556)   $    (116,839)   $  (4,502,553)   $  (3,351,553)
                                                   =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

             Consolidated Statements of Comprehensive Income (Loss)

                                                   Three Months Ended             Six Months Ended
                                                       December 31,                  December 31,
                                               --------------------------    --------------------------
                                                  1997           1998           1997           1998
                                               -----------    -----------    -----------    -----------
                                                       (unaudited)                   (unaudited)
Net loss ...................................   $(2,649,556)   $  (116,839)   $(4,502,553)   $(3,351,553)

Other comprehensive income (loss):
     Unrealized gain (loss) on marketable
          securities .......................      (168,528)     1,561,228         86,357        951,378
                                               -----------    -----------    -----------    -----------
Comprehensive income (loss) ................   $(2,818,084)   $ 1,444,389    $(4,416,196)   $(2,400,175)
                                               ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           1997            1998
                                                                                       ------------    ------------
                                                                                                (unaudited)
Cash flows from operating activities:
     Net income (loss) .............................................................   $ (4,502,553)   $ (3,351,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
          Gain on sale of marketable securities ....................................       (232,902)       (194,329)
          Deferred income taxes ....................................................     (3,683,860)     (2,742,178)
          Depreciation .............................................................      5,857,519       5,401,850
          Amortization .............................................................      1,835,166       1,205,624
          Write-off of accounts receivable .........................................        480,000              --
          Reserve for doubtful accounts receivable .................................      1,270,000          60,000
          Interest accrued on notes receivable .....................................       (157,775)             --
          Transfer from restricted cash ............................................        914,408              --
          Nonrecurring item ........................................................             --       2,709,591
          Decrease (increase) in:
               Accounts receivable and retainage (net of receivables sold) .........       (575,882)     (3,092,168)
               Inventories .........................................................      1,557,316       1,014,617
               Prepaid expenses and other current assets ...........................     (2,646,982)     (1,209,744)
               Deferred lease expense ..............................................         75,202          57,304
               Deposits and other noncurrent assets ................................       (113,901)        200,699
          Increase (decrease) in:
               Accounts payable ....................................................       (388,852)        595,259
               Accrued expenses and other current liabilities ......................      5,429,580      (1,975,650)
               Other long-term liabilities .........................................        752,364         475,390
                                                                                       ------------    ------------
               Net cash provided (used in) operating activities ....................      5,868,848        (845,288)
                                                                                       ------------    ------------
Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $207,441 and $1,100,009
          in 1997 and 1998 respectively) ...........................................    (21,519,397)     (6,014,361)
     Proceeds from sale of fixed assets ............................................        234,064          33,887
     Additions to property, plant and equipment ....................................    (15,426,604)    (18,745,242)
     Purchase of transportation contract rights ....................................        (39,665)        (70,215)
     Due from affiliates ...........................................................       (564,422)       (158,528)
     Notes receivable ..............................................................       (643,042)      1,570,247
     Marketable securities sold (purchased), net ...................................     (2,167,328)     (1,127,191)
                                                                                       ------------    ------------
               Net cash used in investing activities ...............................    (40,126,394)    (24,511,403)
                                                                                       ------------    ------------

Cash flows from financing activities:
     Proceeds of additional borrowings .............................................     45,770,000      19,355,307
     Principal payments on borrowings ..............................................    (13,252,118)     (5,000,991)
     Deferred financing and organization costs .....................................     (3,567,213)        (49,995)
     Other .........................................................................       (379,756)       (229,049)
                                                                                       ------------    ------------
          Net cash provided by financing activities ................................     28,570,913      14,075,272
                                                                                       ------------    ------------
Net decrease in cash and cash equivalents ..........................................     (5,686,633)    (11,281,419)
Cash and cash equivalents, beginning of period .....................................     16,818,889      13,772,537
                                                                                       ------------    ------------
Cash and cash equivalents, end of period ...........................................   $ 11,132,256    $  2,491,118
                                                                                       ============    ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
          Interest .................................................................   $  6,320,900    $  9,521,069
          Income taxes .............................................................        331,527         182,068

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ..................   $  6,368,900    $  5,686,617
     Liability incurred for acquisition of contract rights .........................             --       1,000,000
     Additional paid-in capital contributed ........................................             --       2,709,591
     Transfer of bus from inventory to fixed assets ................................         47,558              --

                See accompanying notes to financial statements.

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

2.    New Accounting Pronouncement

      Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income (loss) and total comprehensive income (loss) be reported on one of the following: a statement of income and comprehensive income (loss), a statement of comprehensive income (loss) or a statement of stockholder's equity. The Company is reporting this information on a separate statement of comprehensive income
(loss) which includes all changes to stockholder's equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement did not change the current accounting treatment for components of comprehensive income.

3.    Inventories

            Inventories comprised the following:

                                                 June 30,      December 31,
                                                   1998           1998
                                                -----------    -----------
            Parts and fuel.....................  $3,921,237     $4,105,675
            Buses..............................   6,841,602      5,807,420
                                                -----------    -----------
                                                $10,762,839    $ 9,913,095
                                                ===========    ===========

4.    Change of Control of the Company and Nonrecurring Item

      On October 27, 1998 the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the Indenture relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the Indenture. On November 4, 1998 the Recapitalization was consummated. As a result, GSCP II Holdings (AE), LLC, an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, acquired an approximately 88% equity interest in a recapitalized Atlantic Express Transportation Group, Inc. ("AETG") which owns all of the issued and outstanding shares of capital stock of the Company.

      $2.7 million of fees and expenses paid by the stockholders of AETG in connection with the amendment to the Indenture have been recorded as a nonrecurring charge with a corresponding contribution to additional paid in capital.

5.    Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are Guarantors and Non-Guarantors of the Notes as of and for the six months ended December 31, 1998, and a consolidating balance sheet as of June 30, 1998 and consolidating statements of operations for the three months ended December 31, 1998 and 1997 and for the six months ended December 31, 1997, and consolidating statement of cash flows for the six months ended December 31, 1997.

                      Condensed Consolidating Balance Sheet
                                December 31, 1998

                                              Atlantic
                                              Express                              Non-
                                           Transportation      Guarantor        Guarantors      Elimination
                                                Corp.         Subsidiaries     Subsidiaries        Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Current assets .........................   $    2,911,199    $   58,353,400   $    6,568,262   $   (4,651,151)   $   63,181,710
Investment in affiliates ...............       68,340,331                --               --      (68,340,331)               --
Total assets ...........................      215,736,244       189,048,763       14,788,778     (186,959,431)      232,614,354
Current liabilities ....................        8,035,215        14,878,354        4,685,458       (4,692,269)       22,906,758
Total liabilities ......................      179,950,126       162,386,314       10,731,984     (140,704,008)      212,364,416
Stockholder's equity ...................       35,786,118        26,662,449        4,056,794      (46,255,423)       20,249,938

                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 1998

                                              Atlantic
                                              Express
                                           Transportation      Guarantor           Non-         Elimination
                                                Corp.         Subsidiaries      Guarantors        Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Net revenues ...........................   $           --    $   84,667,851   $    2,273,552   $   (1,973,088)   $   84,968,315
Income (loss) from operations ..........         (267,415)        7,853,713          247,828               --         7,834,126
Income (loss) before nonrecurring
  item, (provision for) benefit from
  income taxes .........................         (267,415)        2,516,744          247,828               --         2,497,157
Nonrecurring item ......................       (2,709,591)               --               --               --        (2,709,591)
Net income of subsidiaries .............        1,520,514                --               --       (1,520,514)               --
Net income (loss) ......................         (116,839)        1,382,786          137,728       (1,520,514)         (116,839)

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 1998

                                              Atlantic
                                              Express
                                           Transportation      Guarantor           Non-         Elimination
                                                Corp.         Subsidiaries      Guarantors        Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Net revenues ...........................   $           --    $  155,644,406   $    3,442,232   $   (3,085,536)   $  156,001,102
Income (loss) from operations ..........         (320,906)        6,829,282          262,056               --         6,770,432
Income (loss) before nonrecurring
  item, (provision for) benefit from
  income taxes .........................         (320,906)       (3,325,290)         262,056               --        (3,384,140)
Nonrecurring item ......................       (2,709,591)               --               --               --        (2,709,591)
Net loss of subsidiaries ...............       (1,684,780)               --               --        1,684,780                --
Net income (loss) ......................       (3,351,553)       (1,828,911)         144,131        1,684,780        (3,351,553)

                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 1998

                                             Atlantic
                                              Express                              Non-
                                           Transportation      Guarantor         Guarantor      Elimination
                                                Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Net cash provided by (used in)
     operating activities ..............   $  (18,865,166)   $   15,950,730   $    2,069,148   $           --    $     (845,288)
Net cash used in investing
     activities ........................       (5,842,005)      (17,542,207)      (1,127,191)              --       (24,511,403)
Net cash provided by (used in)
     financing activities ..............       19,076,263        (5,000,991)              --               --        14,075,272
Increase (decrease) in cash and
     cash equivalents ..................       (5,630,908)       (6,592,468)         941,957               --       (11,281,419)
Cash and cash equivalents,
     beginning of period ...............        6,932,910         4,014,584        2,825,043               --        13,772,537
                                           ------------------------------------------------------------------------------------
Cash and cash equivalents,
     end of period .....................   $    1,302,002    $   (2,577,884)  $    3,767,000   $           --    $    2,491,118

                      Condensed Consolidating Balance Sheet
                                  June 30, 1998

                                             Atlantic
                                              Express                              Non-
                                           Transportation      Guarantor         Guarantor      Elimination
                                                Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Current assets .........................   $   13,459,022    $   47,736,795   $    8,374,600   $           --    $   69,570,417
Investment in affiliates ...............       60,404,818                --               --      (60,404,818)               --
Total assets ...........................      193,219,371       165,426,379       15,993,943     (168,154,392)      206,485,301
Current liabilities ....................        7,688,435         6,743,371        7,756,122               --        22,187,928
Total liabilities ......................      160,355,739       120,676,905       13,032,657     (107,749,572)      186,315,729
Stockholder's equity ...................       32,863,632        44,749,474        2,961,286      (60,404,820)       20,169,572

                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 1997

                                             Atlantic
                                              Express                              Non-
                                           Transportation      Guarantor         Guarantor      Elimination
                                                Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Net revenues ...........................   $           --    $   68,138,099   $    2,520,904   $   (2,520,904)   $   68,138,099
Income (loss) from operations ..........               --          (140,130)         (56,759)              --          (196,889)
Income (loss) before income taxes ......               --        (5,157,648)         166,009               --        (4,991,639)
Net loss of subsidiaries ...............       (2,649,556)               --               --        2,649,556                --
Net income (loss) ......................       (2,649,556)       (2,740,861)          91,305        2,649,556        (2,649,556)

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 1997

                                             Atlantic
                                              Express                              Non-
                                           Transportation      Guarantor         Guarantor      Elimination
                                                Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Net revenues ...........................   $           --    $  127,291,475   $    3,708,814   $   (3,708,814)   $  127,291,475
Income (loss) from operations ..........               --           736,314          (98,510)              --           637,804
Income (loss) before income taxes ......               --        (8,505,199)         318,736               --        (8,186,463)
Net loss of subsidiaries ...............       (4,502,553)               --               --        4,502,553                --
Net income (loss) ......................       (4,502,553)       (4,677,858)         175,305        4,502,553        (4,502,553)

                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 1997

                                             Atlantic
                                              Express                              Non-
                                           Transportation      Guarantor         Guarantor      Elimination
                                                Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                           --------------    --------------   --------------   --------------    --------------
Net cash provided by (used in)
     operating activities ..............   $  (24,399,331)   $   27,584,225   $    2,683,954   $           --    $    5,868,848
Net cash used in investing
     activities ........................      (22,223,082)      (15,735,984)      (2,167,328)              --       (40,126,394)
Net cash provided by (used in
     financing activities ..............       41,713,031       (13,142,118)              --               --        28,570,913
Increase (decrease) in cash and
     cash equivalents ..................       (4,909,382)       (1,293,877)         516,626               --        (5,686,633)
Cash and cash equivalents,
     beginning of  period ..............       15,029,114           479,933        1,309,842               --        16,818,889
                                           ------------------------------------------------------------------------------------
Cash and cash equivalents, end of
     period ............................   $   10,119,732    $     (813,944)  $    1,826,468               --    $   11,132,256

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

Three months ended December 31, 1998 compared to three months ended December 31, 1997.

      Revenues. Revenues from Transportation Operations were $68.5 million for the three months ended December 31, 1998 compared to $55.8 million for the three months ended December 31, 1997, an increase of $12.7 million or 22.8%. This increase was due primarily to (i) an increase in billings on existing contracts of $5.8 million; (ii) the award of new contracts which added $3.8 million of revenues; and (iii) $3.1 million from the operations of five newly acquired subsidiaries. Revenues from Bus Sales Operations were $16.5 million for the three months ended December 31, 1998 compared to $12.4 million for the three months ended December 31, 1997, an increase of $4.1 million or 33.1%.

      Gross Profit. Gross profit from Transportation Operations was $15.0 million for the three months ended December 31, 1998 compared to $8.6 million for the three months ended December 31, 1997, an increase of $6.4 million or 73.6%. As a percentage of revenues, gross profit increased to 21.9% in the second quarter of 1998 from 15.5% in the second quarter of 1997. In the second quarter of 1997, there was a one time bonus which reduced gross profit by $1.7 million or 3.0%. The increase in gross profit (exclusive of the one time bonus) of $4.7 million was due primarily to (i) increased revenues (ii) an increase in gross profit percentage of 2.6% due primarily to a reduction in health and welfare, fuel and vehicle insurance expenses and (iii) gross profit of $1.2 million generated from operations of newly acquired subsidiaries. Gross Profit for the Bus Sales Operations was $1.6 million for the three months ended December 31, 1998 and December 31, 1997. As a percentage of revenues, gross profit decreased to 9.4% for the three months ended December 31, 1998 from 12.7% for the three months ended December 31, 1997. The reduction in gross profit percentage was due primarily to an increase in the current quarter of the proportion of sales made in the New Jersey market which has had historically lower gross profit margins than the New York market.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $4.6 million for the three months ended December 31, 1998 compared to $6.0 million for the three months ended December 31, 1997, a decrease of $1.4 million or 23.5%. This decrease was primarily due to a $1.8 million provision for doubtful accounts taken in the second quarter of 1997 partially offset by $0.4 million of general and administrative expenses incurred by newly acquired subsidiaries. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the three months ended December 31, 1998 from 10.8% for the three months ended December 31, 1997. General and administrative expenses for the Bus Sales Operations were $1.0 million for the three months ended December 31, 1998 and 1997. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the three months ended December 31, 1998 from 8.1% for the three months ended December 31, 1997.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $2.9 million for the three months ended December 31, 1998 compared to $3.1 million for the three months ended December 31, 1997, a decrease of $0.1 million. This decrease was due to the Company reassessing (on January 1, 1998) and extending the useful lives of certain fixed assets which reduced depreciation by approximately $0.9 million, which was partially offset by increases in depreciation due to the purchase of new vehicles. Depreciation and amortization of Bus Sales Operations was $0.2 million for the second quarter of 1998 compared to $0.3 million for the second quarter of 1997.

      Income (loss) from operations. Income from operations was $7.8 million for the three months ended December 31, 1998 compared to a loss from operations of $0.2 million for the three months ended December 31, 1997, an increase of $8.0 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $5.3 million for the three months ended December 31, 1998 compared to $4.9 million for the three months ended December 31, 1997, an increase of $0.3 million or 7.0%. This increase was primarily due to increased interest in connection with the Company's revolving line of credit and equipment financing.

      Income (loss) before nonrecurring item and taxes. Income before nonrecurring item and taxes was $2.5 for the three months ended December 31, 1998 compared to a loss before nonrecurring item and taxes of $5.0 million for the three months ended December 31, 1997, and increase of $7.5 million.

      Nonrecurring item. Nonrecurring item was $2.7 million for the three months ended December 31, 1998. This represented fees and expenses paid by the shareholders of Atlantic Express Transportation Group, Inc. (the parent of AETC) for the benefit of the Company. (See Note 4 of Notes to Consolidated Financial Statements). There were no nonrecurring items for the three months ended December 31, 1997.

      Net loss. The Company generated a net loss of $0.1 million for the three months ended December 31, 1998 compared to a net loss of $2.6 million for the three months ended December 31, 1997, a decrease of $2.5 million due to the net effect of the items discussed above.

Six months ended December 31, 1998 compared to six months ended December 31,
1997

      Revenues. Revenues from Transportation Operations were $104.1 million for the six months ended December 31, 1998 compared to $87.3 million for the six months ended December 31, 1997, an increase of $16.8 million or 19.2%. This increase was due primarily to (i) the award of new contracts which added $8.3 million of revenues; (ii) an increase in billings on existing contracts of $4.3 million; (iii) $3.1 million in revenues from operations of five newly acquired subsidiaries and (iv) $1.1 million of additional summer revenues. Revenues from Bus Sales Operations were $51.9 million for the six months ended December 31, 1998 compared to $40.0 million for the six months ended December 31, 1997, an increase of $11.9 million or 29.8%.

      Gross Profit. Gross profit from Transportation Operations was $17.3 million for the six months ended December 31, 1998 compared to $13.0 million for the six months ended December 31, 1997, an increase of $4.4 million or 33.8%. As a percentage of revenues, gross profit increased to 16.6% for the six months ended December 31, 1998 from 14.8% for the six months ended December 31, 1997. In the second quarter of 1997, there was a one time bonus which reduced gross profit for the six months ended December 31, 1997 by $1.7 million or 1.9%. The increase in gross profit (exclusive of the one time bonus) of $2.7 million was due primarily to (i) increased revenues (ii) gross profit generated by operations from newly acquired subsidiaries partially offset by a decrease in gross profit due to a net reduction in revenue days (primarily in New York City) for the six months ended December 31, 1998. Gross profit for the Bus Sales Operations was $5.6 million for the six months ended December 31, 1998 compared to $5.2 million for the six months ended December 31, 1997, an increase of $0.4 million or 8.6%. As a percentage of revenues, gross profit decreased to 10.8% for the six months ended December 31, 1998 from 12.9% for the six months ended December 31, 1997. This decrease was due primarily to an increase in the current six months of the proportion of sales in the New Jersey market which has had historically lower gross margins then the New York market.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $8.2 million for the six months ended December 31, 1998 compared to $9.0 million for the six months ended December 31,1997, a decrease of $0.8 million or 8.8%. This decrease was principally due to a $1.8 million provision for doubtful accounts taken in the second quarter of 1997 partially offset by increases in professional fees of $0.5 million and $0.4 million of general and administrative expenses incurred by newly acquired subsidiaries. As a percentage of revenues, general and administrative expenses decreased to 7.9% for the six months ended December 31, 1998 from 10.3% for the six months ended December 31, 1997. General and administrative expenses for the Bus Sales Operations was $2.0 million for the six months ended December 31, 1998 compared to $1.7 million for the six months ended December 31, 1997, an increase of $0.2 million or 12.2%. As a percentage of revenues, general and administrative expenses decreased to 3.8% for the six months ended December 31, 1998 from 4.4% for the six months ended December 31, 1997.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $5.6 million for the six months ended December 31, 1998 compared to $6.0 million for the six months ended December 31, 1997, a decrease of $0.4 million. This decrease was due to the Company reassessing (on January 1, 1998) and extending the useful life of certain fixed assets which reduced depreciation by approximately $1.8 million, which was partially offset by increases in depreciation due to the purchase of new vehicles. Depreciation and amortization of Bus Sales Operations were $0.4 million for the six months ended December 31, 1998, compared to $0.7 million for the six months ended December 31, 1997, a decrease of $0.3 million.

      Income (loss) from operations. Income from operations was $6.8 million for the six months ended December 31, 1998 compared to $0.6 million for the six months ended December 31, 1997, an increase of $6.1 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $10.1 million for the six months ended December 31, 1998 compared to $9.1 million for the six months ended December 31, 1997, an increase of $1.0 million. This increase was primarily due to increased interest in connection with the Company's revolving line of credit and equipment financing.

      Loss before nonrecurring item and taxes. Loss before nonrecurring item and taxes was $3.4 million for the six months ended December 31, 1998 compared to $8.2 million for the six months ended December 31, 1997, a decrease of $4.8 million.

      Nonrecurring item. Nonrecurring item was $2.7 million for the six months ended December 31, 1998. This represented fees and expenses paid by the shareholders of Atlantic Express Transportation Group, Inc. (the parent of AETC) for the benefit of the Company. (See Note 4 of Notes to Consolidated Financial Statements). There were no nonrecurring items for the six months ended December 31, 1997.

      Net loss. The Company generated a net loss of $3.4 million for the six months ended December 31, 1998 compared to a net loss of $4.5 million for the six months ended December 31, 1997, a decrease of $1.2 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $25.8 million in fiscal 1999 of which approximately $24.4 million were made by December 31, 1998. This included approximately $21.3 million for purchase of new vehicles and $3.1 million for other property and equipment.

      Net Cash Used In Operating Activities. Net cash used in operating activities was $0.8 million for the six months ended December 31, 1998 primarily due to the following: (i) a net loss of $3.4 million plus non cash items of depreciation and amortization of $6.6 million and a nonrecurring item of $2.7 million less a $2.7 million increase in deferred tax benefit (ii) use of cash for working capital of $4.7 million and (iii) an increase of $0.6 million in other items.

      Net Cash Used in Investing Activities. For the six months ended December 31, 1998, the Company made $24.4 million of capital expenditures to acquire additional vehicles and equipment. Of these capital expenditures $5.7 million were directly financed. Effective October 1, 1998, the Company acquired five new subsidiaries for $6.0 million (net of $1.1 million cash acquired). These acquisitions were funded from the Company's revolving line of credit.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $14.1 million due primarily to $19.4 million net borrowings under the Company's revolving line of credit, partially offset by principal payments of $5.0 million on borrowings.

      The Company believes that its Revolving Credit Facility of $30.0 million (of which $9.2 million was undrawn at December 31, 1998) will provide it with sufficient liquidity to conduct its operations.

      At December 31, 1998, the Company's total debt and stockholder's equity were $182.5 million and $20.2 million respectively.

      Impact of Year 2000 on the Company's Systems

      The Company has completed its assessment of all of its computerized systems and has determined what changes, if any, need to be made so that such systems, which include information and non-information technology systems, will function properly with respect to dates in the year 2000 and thereafter to ensure that the Company's financial, information and operational systems are year 2000 compliant. The Company has developed a program to implement these changes, which consists of the following phases: (i) developing solutions for affected technology and systems (ii) modifying or replacing affected technology and systems, (iii) testing and verifying solutions, (iv) implementing solutions and (v) developing contingency plans. The Company has completed its year 2000 compliance at 3 of its locations, including its corporate office. The Company intends to complete its compliance of its remaining locations by the end of the calendar year.

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

      The Company is in the process of developing its contingency plan for its facilities to provide for the most reasonable likely worst case scenarios regarding year 2000 compliance. This contingency plan is expected to be completed in 1999.

New Accounting Pronouncement

      Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income (loss) and total comprehensive income (loss) be reported on one of the following: a statement of income and comprehensive (loss), a statement of comprehensive income (loss) or a statement of stockholder's equity. The Company is reporting this information on a separate statement of comprehensive income
(loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholder's equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement did not change the current accounting treatment for components of comprehensive income.

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

February 12, 1999

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


     Exhibit                                                   Sequential Page
     Number                        Exhibit                          Number
     ------                        -------                          ------

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