Form 10-Q
period 1999-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1999-05-13
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      (Mark One)

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999 or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________

      Commission file number  0-24247
                              --------------------------------------------------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               New York                                 13-392-3467
---------------------------------------   --------------------------------------
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

================================================================================

                                TABLE OF CONTENTS

PART I. Financial Information

                                                                        Page
                                                                        ----
    ITEM 1. Financial Statements:

    Consolidated Balance Sheets at June 30, 1998 (audited) and
      March 31, 1999 (unaudited) .....................................    1

    Consolidated Statements of Operations for the Three Month
      and Nine Month Periods Ended March 31, 1998 (unaudited)
      and 1999 (unaudited) ...........................................    2

    Consolidated Statements of Comprehensive Income (Loss) for
      the Three Months and Nine Months Ended March 31, 1998
      (unaudited) and 1999 (unaudited) ...............................    3

    Consolidated Statements of Cash Flows for the Nine Month
      Periods Ended March 31, 1998 (unaudited) and 1999
      (unaudited) ....................................................    4

    Notes to Consolidated Financial Statements (unaudited) ...........  5-8

    ITEM 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations ............................ 9-12

    ITEM 3. Quantitative and Qualitative Disclosures About
      Market Risk ....................................................   13


PART II. Other Information                                               13


Signatures ...........................................................   14

Index to Exhibits ....................................................  E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                        June 30,      March 31,
                                                                          1998           1999
                                                                      ------------   ------------
                                                                        (audited)     (unaudited)
Assets
Current:
     Cash and cash equivalents ....................................   $ 13,772,537   $  4,381,703
     Current portion of marketable securities .....................        850,000      2,860,200
     Accounts receivable, net of allowance for doubtful accounts ..     37,310,006     40,619,548
     Inventories ..................................................     10,762,839     12,130,276
     Notes receivable .............................................      1,182,425        106,994
     Prepaid expenses and other current assets ....................      5,692,610      6,746,360
                                                                      ------------   ------------
               Total current assets ...............................     69,570,417     66,845,081
                                                                      ------------   ------------
Property, plant and equipment, less accumulated depreciation ......     99,887,054    125,469,447
                                                                      ------------   ------------
Other assets:
     Goodwill, net ................................................     12,469,422     12,224,991
     Notes receivable from affiliates .............................        510,000             --
     Investments ..................................................        229,000         75,000
     Marketable securities ........................................      7,027,937      6,306,004
     Deferred lease expense .......................................        334,115        272,889
     Transportation contract rights, net ..........................      3,807,743      8,772,872
     Deferred financing and organization costs, net ...............      8,310,723      7,146,279
     Due from affiliates ..........................................        672,589        883,117
     Notes receivable .............................................         25,000         17,157
     Deposits and other noncurrent assets .........................      1,394,301      1,822,120
     Deferred tax assets ..........................................      2,087,000      4,202,568
     Covenant not to compete, net .................................        160,000        229,750
                                                                      ------------   ------------
               Total other assets .................................     37,027,830     41,952,747
                                                                      ============   ============
 ..................................................................   $206,485,301   $234,267,275
                                                                      ============   ============
Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ............................   $    641,574   $ 20,456,128
     Accounts payable .............................................      2,250,615      2,943,138
     Accrued compensation .........................................      4,703,334     10,788,150
     Current portion of insurance reserve .........................      3,657,442      4,058,200
     Accrued interest .............................................      6,776,630      2,878,885
     Other accrued expenses and current liabilities ...............      4,158,333      5,842,730
                                                                      ------------   ------------
               Total current liabilities ..........................     22,187,928     46,967,231
                                                                      ------------   ------------
Long-term debt, net of current portion ............................    157,284,116    160,142,723
                                                                      ------------   ------------
Premium on bond issuance ..........................................      1,202,550      1,041,000
                                                                      ------------   ------------
Other long-term liabilities .......................................      5,641,135      5,789,853
                                                                      ------------   ------------

Stockholder's equity:
     Common stock, no par value - shares authorized 200; issued
          and outstanding 100 .....................................        250,000        250,000
     Additional paid-in capital ...................................     13,188,926     15,898,517
     Retained earnings ............................................      6,354,353      3,095,434
     Accumulated other comprehensive income:
          Unrealized gain on marketable securities, net ...........        376,293      1,082,517
                                                                      ------------   ------------
               Total stockholder's equity .........................     20,169,572     20,326,468
                                                                      ------------   ------------
                                                                      $206,485,301   $234,267,275
                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                         Three Months Ended                Nine Months Ended
                                                              March 31,                         March 31,
                                                   ------------------------------    ------------------------------
                                                        1998             1999             1998             1999
                                                   -------------    -------------    -------------    -------------
                                                             (unaudited)                       (unaudited)
Revenues .......................................   $  67,502,640    $  77,280,417    $ 194,794,115    $ 233,281,518
                                                   -------------    -------------    -------------    -------------

Costs and expenses:
     Cost of operations ........................      55,264,597       63,273,504      164,433,718      196,333,550
     General and administrative ................       4,869,509        5,170,018       15,642,719       15,360,660
     Depreciation and amortization .............       2,277,073        3,124,050        8,988,413        9,104,032
                                                   -------------    -------------    -------------    -------------
                                                      62,411,179       71,567,572      189,064,850      220,798,242
                                                   -------------    -------------    -------------    -------------
          Income (loss) from operations ........       5,091,461        5,712,845        5,729,265       12,483,276
Interest .......................................      (4,343,472)      (5,080,341)     (13,400,641)     (15,161,914)
Other income (expense) .........................         295,940          (49,750)         528,842         (122,748)
                                                   -------------    -------------    -------------    -------------
          Income (loss) before nonrecurring
             item and benefit for income
             taxes .............................       1,043,929          582,754       (7,142,534)      (2,801,386)
Nonrecurring item ..............................              --               --               --       (2,709,591)
                                                   -------------    -------------    -------------    -------------
          Income (loss) before provision
             (benefit) for income taxes ........       1,043,929          582,754       (7,142,534)      (5,510,977)
Provision (benefit) for income taxes ...........         469,770          262,241       (3,214,140)      (2,479,937)
                                                   -------------    -------------    -------------    -------------

          Net income (loss)  ...................   $     574,159    $     320,513    $  (3,928,394)   $  (3,031,040)
                                                   =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

             Consolidated Statements of Comprehensive Income (Loss)

                                                  Three Months Ended             Nine Months Ended
                                                       March 31,                     March 31,
                                               -------------------------    --------------------------
                                                   1998          1999           1998           1999
                                               -----------   -----------    -----------    -----------
                                                      (unaudited)                   (unaudited)
Net income (loss) ..........................   $   574,159   $   320,513    $(3,928,394)   $(3,031,040)

Other comprehensive income (loss):

     Unrealized gain (loss) on marketable
          securities .......................       300,049      (245,154)       386,406        706,224
                                               -----------   -----------    -----------    -----------
Comprehensive income (loss)  ...............   $   874,208   $    75,359    $(3,541,988)   $(2,324,816)
                                               ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             1998            1999
                                                                         ------------    ------------
                                                                                 (unaudited)
Cash flows from operating activities:
     Net loss .......................................................... $ (3,928,394)   $ (3,031,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
          Gain on sale of marketable securities ........................     (527,817)       (977,358)
          Deferred income taxes ........................................   (3,418,438)     (2,479,937)
          Depreciation .................................................    7,916,119       8,201,044
          Amortization .................................................    2,299,465       1,844,227
          Write-off of accounts receivable .............................      480,000              --
          Reserve for doubtful accounts receivable .....................    1,270,000          90,000
          Interest accrued on notes receivable .........................     (239,346)             --
          Transfer from restricted cash ................................      914,408              --
          Nonrecurring item ............................................           --       2,709,591
          Decrease (increase) in:
               Accounts receivable and retainage .......................   (1,146,944)     (2,779,532)
               Inventories .............................................    3,320,241      (1,202,564)
               Prepaid expenses and other current assets ...............     (399,776)       (965,630)
               Deferred lease expense ..................................      114,177          61,226
               Deposits and other noncurrent assets ....................     (220,891)        221,904
          Increase (decrease) in:
               Accounts payable ........................................     (376,571)        614,337
               Accrued expenses and other current liabilities ..........    3,783,272       2,862,356
               Other long-term liabilities .............................    1,405,345        (851,283)
                                                                         ------------    ------------
               Net cash provided by operating activities ...............   11,244,850       4,317,341
                                                                         ------------    ------------
Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $207,441
          and $1,100,009 in 1998 and 1999 respectively) ................  (21,519,397)     (6,014,361)
     Proceeds from sale of fixed assets ................................      453,550          40,045
     Additions to property, plant and equipment ........................  (17,618,263)    (21,536,621)
     Purchase of transportation contract rights ........................      (57,139)        (69,540)
     Due from affiliates ...............................................     (541,753)       (336,978)
     Notes receivable ..................................................     (517,685)      1,593,274
     Proceeds from sale of investment ..................................           --         196,408
     Marketable securities sold (purchased), net .......................   (2,692,148)        352,907
                                                                         ------------    ------------
               Net cash used in investing activities ...................  (42,492,835)    (25,774,866)
                                                                         ------------    ------------
Cash flows from financing activities:
     Proceeds of additional borrowings .................................   41,400,000      17,671,251
     Principal payments on borrowings ..................................  (13,366,493)     (5,374,518)
     Deferred financing and organization costs .........................   (3,589,107)           (993)
     Other .............................................................     (468,854)       (229,049)
                                                                         ------------    ------------
          Net cash provided by financing activities ....................   23,975,546      12,066,691
                                                                         ------------    ------------
Net decrease in cash and cash equivalents ..............................   (7,272,439)     (9,390,834)
Cash and cash equivalents, beginning of period .........................   16,818,889      13,772,537
                                                                         ------------    ------------
Cash and cash equivalents, end of period ............................... $  9,546,450    $  4,381,703
                                                                         ============    ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest ..................................................... $ 15,029,925    $ 10,268,144
          Income taxes .................................................      362,809         210,962
Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ...... $  6,368,900    $  5,823,824
     Liability incurred for acquisition of contract rights .............           --       1,000,000
     Additional paid-in capital contributed ............................           --       2,709,591
     Transfer of bus from inventory to fixed assets ....................       47,558              --

                 See accompanying notes to financial statements

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

3. Inventories

      Inventories comprised the following:

                                       June 30,      March 31,
                                         1998          1999
                                      -----------   -----------
      Parts and fuel ...............  $ 3,921,237   $ 4,168,859
      Buses ........................    6,841,602     7,961,417
                                      -----------   -----------
                                      $10,762,839   $12,130,276
                                      ===========   ===========

4. Subsequent Event

      Effective April 1, 1999, the Company sold five subsidiaries, acquired during the 2nd quarter of fiscal 1999, to an affiliate for a price equal to its original investment in these subsidiaries plus their net earnings since the dates of acquisition. In addition to the purchase price of $7.5 million, the Company was repaid $2.8 million of inter-company advances made to these subsidiaries. The gross proceeds ($10.3 million) were received on April 28, 1999 and used to reduce borrowings under the Company's Revolving Line of Credit.

5. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are Guarantors and Non-Guarantors of the Notes as of and for the nine months ended March 31, 1999, and a consolidating balance sheet as of June 30, 1998 and consolidating statements of operations for the three months ended March 31, 1999 and 1998 and for the nine months ended March 31, 1998, and consolidating statement of cash flows for the nine months ended March 31, 1998.

                      Condensed Consolidating Balance Sheet
                                 March 31, 1999

                                              Atlantic
                                               Express                           Non-
                                           Transportation     Guarantor        Guarantor     Elimination
                                                Corp.        Subsidiaries    Subsidiaries      Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Current assets .........................   $    2,082,418   $  60,629,266   $   4,133,397   $          --    $  66,845,081
Investment in affiliates ...............       70,036,491              --              --     (70,036,491)              --
Total assets ...........................      207,695,909     209,156,586      13,730,964    (196,316,184)     234,267,275
Current liabilities ....................       19,465,761      22,537,692       4,963,778              --       46,967,231
Total liabilities ......................      170,506,761     163,322,150       9,713,631    (129,601,735)     213,940,807
Stockholder's equity ...................       37,189,148      45,834,436       4,017,333     (66,714,449)      20,326,468

                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 1999

                                              Atlantic
                                               Express                           Non-
                                           Transportation     Guarantor        Guarantor     Elimination
                                                Corp.        Subsidiaries    Subsidiaries      Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Net revenues ...........................   $           --   $  76,467,602   $     812,815   $          --    $  77,280,417
Income (loss) from operations ..........         (311,781)      5,650,639         373,987              --        5,712,845
Income (loss) before nonrecurring
     item, (provision for) benefit
     from income taxes .................         (311,781)        520,548         373,987              --          582,754
Nonrecurring item ......................               --              --              --              --               --
Net income of subsidiaries .............          491,993              --              --        (491,993)              --
Net income .............................          320,513         286,300         205,693        (491,993)         320,513

                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 1999

                                              Atlantic
                                               Express
                                           Transportation     Guarantor          Non-        Elimination
                                                Corp.        Subsidiaries     Guarantor        Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Net revenues ...........................   $           --   $ 232,112,007   $   4,255,047   $  (3,085,536)   $ 233,281,518
Income (loss) from operations ..........         (632,687)     12,479,920         636,043              --       12,483,276
Income (loss) before nonrecurring
     item, (provision for) benefit
     from income taxes .................         (632,687)     (2,804,742)        636,043              --       (2,801,386)
Nonrecurring item ......................       (2,709,591)             --              --              --       (2,709,591)
Net loss of subsidiaries ...............       (1,192,787)             --              --       1,192,787               --
Net income (loss)  .....................       (3,031,040)     (1,542,611)        349,824       1,192,787       (3,031,040)

                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 1999

                                              Atlantic
                                               Express                           Non-
                                           Transportation     Guarantor        Guarantor     Elimination
                                                Corp.        Subsidiaries    Subsidiaries      Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Net cash provided by (used in)
     operating activities ..............   $  (17,934,338)  $  24,231,629   $  (1,979,950)  $          --    $   4,317,341
Net cash provided by (used in)
     investing activities ..............       (6,177,592)    (19,950,181)        352,907              --      (25,774,866)
Net cash provided by (used in)
     financing activities ..............       17,441,209      (5,374,518)             --              --       12,066,691
Decrease in cash and cash
     equivalents .......................       (6,670,721)     (1,093,070)     (1,627,043)             --       (9,390,834)
Cash and cash equivalents,
     beginning of period ...............        6,932,910       4,014,584       2,825,043              --       13,772,537
                                           --------------   -------------   -------------   -------------    -------------
Cash and cash equivalents,
     end of period .....................   $      262,189   $   2,921,514   $   1,198,000   $          --    $   4,381,703

                      Condensed Consolidating Balance Sheet
                                  June 30, 1998

                                              Atlantic
                                               Express                           Non-
                                           Transportation     Guarantor        Guarantor     Elimination
                                                Corp.        Subsidiaries    Subsidiaries      Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Current assets .........................   $   13,459,022   $  47,736,795   $   8,374,600   $          --    $  69,570,417
Investment in affiliates ...............       60,404,818              --              --     (60,404,818)              --
Total assets ...........................      193,219,371     165,426,379      15,993,943    (168,154,392)     206,485,301
Current liabilities ....................        7,688,435       6,743,371       7,756,122              --       22,187,928
Total liabilities ......................      160,355,739     120,676,905      13,032,657    (107,749,572)     186,315,729
Stockholder's equity ...................       32,863,632      44,749,474       2,961,286     (60,404,820)      20,169,572

                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 1998

                                              Atlantic
                                               Express                           Non-
                                           Transportation     Guarantor        Guarantor     Elimination
                                                Corp.        Subsidiaries    Subsidiaries      Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Net revenues ...........................   $           --      67,502,640       1,386,474      (1,386,474)      67,502,640
Income (loss) from operations ..........               --       5,101,601         (10,140)             --        5,091,461
Income before income taxes .............               --         963,222          80,707              --        1,043,929
Net income of subsidiaries .............          574,159              --              --        (574,159)              --
Net income .............................          574,159         520,892          53,267        (574,159)         574,159

                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 1998

                                              Atlantic
                                               Express                           Non-
                                           Transportation     Guarantor        Guarantor     Elimination
                                                Corp.        Subsidiaries    Subsidiaries      Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Net revenues ...........................   $           --   $ 194,794,115   $   4,465,288   $  (4,465,288)   $ 194,794,115
Income (loss) from operations ..........               --       5,837,915        (108,650)             --        5,729,265
Income (loss) before income taxes ......               --      (7,640,487)        497,953              --       (7,142,534)
Net loss of subsidiaries ...............       (3,928,393)             --              --       3,928,393               --
Net income (loss)  .....................       (3,928,393)     (4,257,043)        328,649       3,928,393       (3,928,394)

                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 1998

                                              Atlantic
                                               Express                           Non-
                                           Transportation     Guarantor        Guarantor     Elimination
                                                Corp.        Subsidiaries    Subsidiaries      Entries        Consolidated
                                           --------------   -------------   -------------   -------------    -------------
Net cash provided by (used in)
     operating activities ..............   $  (22,684,533)  $  31,791,341   $   2,138,042   $          --    $  11,244,850
Net cash used in investing
     activities ........................      (21,942,765)    (17,632,876)     (2,917,194)             --      (42,492,835)
Net cash provided by (used in
     financing activities ..............       37,342,039     (13,366,493)             --              --       23,975,546
Increase (decrease) in cash and
     cash equivalents ..................       (7,285,259)        791,972        (779,152)             --       (7,272,439)
Cash and cash equivalents,
     beginning of  period ..............       15,029,114         479,933       1,309,842              --       16,818,889
                                           --------------   -------------   -------------   -------------    -------------
Cash and cash equivalents, end of
     period ............................   $    7,743,855   $   1,271,905   $     530,690   $          --    $   9,546,450

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company believes that this report contains forward-looking statements within the meaning of the federal securities laws and as such involve known and unknown risks and uncertainties. These statements may use forward-looking words such as "anticipate", "estimate", "expect", "will" or other similar words. These statements discuss future expectations or contain projections of future events. Actual results may differ materially from those expressed or implied by the forward-looking statements for various reasons, including general economic conditions, reliance on suppliers, labor relations and other factors, many of which are beyond the Company's control. Readers are cautioned not to place undue reliance on such forward-looking statements.

Three months ended March 31, 1999 compared to three months ended March 31, 1998.

      Revenues. Revenues from Transportation Operations were $68.5 million for the three months ended March 31, 1999 compared to $57.3 million for the three months ended March 31, 1998, an increase of $11.3 million or 19.7%. This increase was due primarily to (i) an increase in billings on existing operations of $5.1 million; (ii) the award of new contracts which added $3.6 million of revenues; and (iii) $2.6 million from operations of five newly acquired subsidiaries. These subsidiaries were sold to an affiliate effective April 1, 1999 (see Note 4 to Consolidated Financial Statements). Revenues from Bus Sales Operations were $8.8 million for the three months ended March 31, 1999 compared to $10.2 million for the three months ended March 31, 1998, a decrease of $1.5 million or 14.4%. This decrease was due primarily to timing differences in the delivery of vehicles.

      Gross Profit. Gross profit from Transportation Operations was $13.4 million for the three months ended March 31, 1999 compared to $10.9 million for the three months ended March 31, 1998, an increase of $2.6 million or 23.8%. This increase was primarily due to increased revenues and $0.9 million of gross profit generated from operations of newly acquired subsidiaries. As a percentage of revenues, gross profit increased to 19.6% for the three months ended March 31, 1999 from 19.0 % for the three months ended March 31, 1998. The increase in gross profit percentage of 0.6% was primarily due to higher gross profit margins of newly acquired subsidiaries. Gross profit for the Bus Sales Operations was $0.6 million for the three months ended March 31, 1999 compared to $1.4 million for the three months ended March 31, 1998, a decrease of $0.8 million or 59.2%. As a percentage of revenues gross profit decreased to 6.4% for the three months ended March 31, 1999 from 13.5% for the three months ended March 31, 1998. The reduction in gross profit percentage was primarily due to (i) lower margins generated on sales of commercial vehicles due to increased competition and (ii) increase in the current quarter of the proportion of sales in the New Jersey market which has had historically lower gross margins than the New York market.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $4.3 million for the three months ended March 31, 1999 compared to $4.1 million for the three months ended March 31, 1998, an increase of $0.2 million or 4.4%. This increase was primarily due to general and administrative expenses of newly acquired subsidiaries. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the three months ended March 31, 1999 from 7.1% for the three months ended March 31, 1998. General and administrative expenses for the Bus Sales Operations were $0.9 million for the three months ended March 31, 1999 compared to $0.8 million for the three months ended March 31, 1998, an increase of $0.1 million or 15.4%. As a percentage of revenues, general and administrative expenses increased to 10.3% for the three months ended March 31, 1999 from 7.6% for the three months ended March 31, 1998.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $2.9 million for the three months ended March 31, 1999 compared to $2.1 million for the three months ended March 31, 1998, an increase of $0.9 million. This increase was primarily due to depreciation in connection with the purchase of new vehicles and depreciation and amortization of assets of newly acquired subsidiaries. Depreciation and amortization of Bus Sales Operations was $0.2 million for the three months ended March 31, 1999 and 1998.

      Income from operations. Income from operations was $5.7 million for the three months ended March 31, 1999 compared to $5.1 million for the three months ended March 31, 1998, an increase of $0.6 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $5.1 million for the three months ended March 31, 1999 compared to $4.3 million for the three months ended March 31, 1998, an increase of $0.7 million or 17.0%. This increase was primarily due to increased interest in connection with the Company's Revolving Credit Facility.

      Net income. The Company generated net income of $0.3 million for the three months ended March 31, 1999 compared to $0.6 million for the three months ended March 31, 1998, a decrease of $0.3 million due to the net effect of the items discussed above.

Nine months ended March 31, 1999 compared to nine months ended March 31, 1998

      Revenues. Revenues from Transportation Operations were $172.6 million for the nine months ended March 31, 1999 compared to $144.6 million for the nine months ended March 31, 1998, an increase of $28.0 million or 19.4%. This increase was due primarily to (i) the award of new contracts which added $11.9 million of revenues; (ii) an increase in billings of existing operations of $9.3 million; (iii) $1.1 million of additional summer revenues and (iv) $5.7 million from operations of five newly acquired subsidiaries. These subsidiaries were sold to an affiliate effective April 1, 1999 (see Note 4 to Consolidated Financial Statements). Revenues from Bus Sales Operations were $60.7 million for the nine months ended March 31, 1999 compared to $50.2 million for the nine months ended March 31, 1998, an increase of $10.5 million or 20.8%. This increase was primarily due to increased volume.

      Gross Profit. Gross profit from Transportation Operations was $30.8 million for the nine months ended March 31, 1999 compared to $23.8 million for the nine months ended March 31, 1998, an increase of $7.0 million or 29.2%. As a percentage of revenues, gross profit increased to 17.8% for the nine months ended March 31, 1999 from 16.5% for the nine months ended March 31, 1998. In the second quarter of fiscal 1998, there was a one time bonus which reduced gross profit for the nine months ended March 31, 1998 by $1.7 million or 1.2%. The increase in gross profit (exclusive of the one time bonus) of $5.3 million was due primarily to (i) increased revenues and (ii) $2.1 million of gross profit generated from newly acquired subsidiaries. Gross profit from Bus Sales Operations was $6.2 million for the nine months ended March 31, 1999 compared to $6.6 million for the nine months ended March 31, 1998, a decrease of $0.4 million or 5.7%. As a percentage of revenues, gross profit decreased to 10.2% for the nine months ended March 31, 1999 from 13.1% for the nine months ended March 31, 1998. This decrease was due primarily to an increase in the current nine months of the proportion of sales in the New Jersey market which has had historically lower gross margins then the New York market and lower margins generated by sales of commercial vehicles.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $12.5 million for the nine months ended March 31, 1999 compared to $13.1 million for the nine months ended March 31,1998, a decrease of $0.6 million or 4.7%. This decrease was primarily due to a $1.8 million provision for doubtful accounts taken in the second quarter of fiscal 1998 partially offset by increases in professional fees of $0.8 million and $0.6 million of general and administrative expenses incurred by newly acquired subsidiaries. As a percentage of revenues, general and administrative expenses decreased to 7.2% for the nine months ended March 31, 1999 from 9.1% for the nine months ended March 31, 1998. General and administrative expenses for the Bus Sales Operations was $2.9 million for the nine months ended March 31, 1999 compared to $2.5 million for the nine months ended March 31, 1998, an increase of $0.3 million or 13.2%. As a percentage of revenues, general and administrative expenses decreased to 4.7% for the nine months ended March 31, 1999 from 5.0% for the nine months ended March 31, 1998.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $8.5 million for the nine months ended March 31, 1999 compared to $8.1 million for the nine months ended March 31, 1998, an increase of $0.4 million. This increase was due primarily to depreciation and amortization incurred by newly acquired subsidiaries ($0.8 million) and increases in depreciation in connection with the purchase of new vehicles partially offset due to the Company reassessing (on January 1, 1998) and extending the useful life of certain fixed assets which reduced depreciation by approximately $1.8 million for the six months ended December 31, 1998. Depreciation and amortization of the Bus Sales Operations were $0.6 million for the nine months ended March 31, 1999 compared to $0.9 million for the nine months ended March 31, 1998, a decrease of $0.3 million.

      Income from operations. Income from operations was $12.5 million for the nine months ended March 31, 1999 compared to $5.7 million for the nine months ended March 31, 1998, an increase of $6.8 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $15.2 million for the nine months ended March 31, 1999 compared to $13.4 million for the nine months ended March 31, 1998, an increase of $1.8 million. This increase was primarily due to increased interest in connection with the Company's revolving line of credit.

      Loss before nonrecurring item and taxes. Loss before nonrecurring item and taxes was $2.8 million for the nine months ended March 31, 1999 compared to $7.1 million for the nine months ended March 31, 1998, a decrease of $4.3 million.

      Nonrecurring item. Nonrecurring item was $2.7 million for the nine months ended March 31, 1999. This represented fees and expenses paid by the shareholders of Atlantic Express Transportation Group, Inc. (the parent of AETC) for the benefit of the Company. There were no nonrecurring items for the nine months ended March 31, 1998.

      Net loss. The Company generated a net loss of $3.0 million for the nine months ended March 31, 1999 compared to a net loss of $3.9 million for the nine months ended March 31, 1998, a decrease of $0.9 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $28.9 million in fiscal 1999 of which approximately $27.4 million were made by March 31, 1999. This included approximately $22.3 million for purchase of new vehicles and $5.1 million for other property and equipment.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities of $4.3 million for the nine months ended March 31, 1999 resulted primarily from non-cash items of depreciation and amortization of $10.0 million and a nonrecurring item of $2.7 million offset by (i) a net loss of $3.0 million; (ii) $2.5 million increase in deferred income taxes; (iii) $1.5 million use of cash for working capital and (iv) $1.4 million decrease in other sources of funds.

      Net Cash Used in Investing Activities. For the nine months ended March 31, 1999, the Company made $27.4 million of capital expenditures to acquire additional vehicles and equipment. Of these capital expenditures $5.8 million were directly financed. Effective October 1, 1998, the Company acquired five new subsidiaries for $6.0 million (net of $1.1 million cash acquired). These acquisitions were funded from the Company's revolving line of credit.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $12.1 million due primarily to $17.9 million net borrowings under the Company's revolving line of credit, partially offset by principal payments of $5.4 million on other borrowings.

      Effective April 1, 1999 the Company sold its five newly acquired subsidiaries to an affiliate (see Note 4 to Consolidated Financial Statements). The gross proceeds received from this transaction ($10.3 million) were used to reduce borrowings under the Company's $30.0 million Revolving Credit Facility (the "Facility"). At March 31, 1999, $10.6 million of the Facility was undrawn. The extension of the Facility, which expires February 4, 2000, is currently being negotiated with its existing lender and the Company expects that an identical facility will be in place prior to the first quarter of the Company's 2000 fiscal year.

The Company believes that its current operating cash flow, along with its borrowing capacity under a revolving credit facility will provide it with sufficient liquidity to conduct its operations and pay interest under the Facility and Senior Notes for the fiscal year ended June 30, 2000.

      At March 31, 1999, the Company's total debt and stockholder's equity were $180.6 million and $20.3 million respectively.

Impact of Year 2000 on the Company's Systems

      The Company has completed its assessment of all of its computerized systems and has determined what changes, if any, need to be made so that such systems, which include information and non-information technology systems, will function properly with respect to dates in the year 2000 and thereafter to ensure that the Company's financial, information and operational systems are year 2000 compliant. The Company has developed a program to implement these changes, which consists of the following phases: (i) developing solutions for affected technology and systems; (ii) modifying or replacing affected technology and systems; (iii) testing and verifying solutions; (iv) implementing solutions and (v) developing contingency plans. The Company has completed its year 2000 compliance at 6 of its locations, including its corporate office, which is its most important and most computer-reliant location. The Company intends to complete its compliance of its remaining 27 locations according to the following schedule: 3 locations to become compliant by June 30,1999, 22 locations to become compliant by September 30, 1999 and 2 locations to become compliant by October 31, 1999.

      Costs incurred to date directly related to the year 2000 issue have not been material to the Company. Having completed its assessment of the changes required to become year 2000 compliant, the Company expects that the total cost of meeting the goals of its year 2000 program will not be material and will be expensed or capitalized as incurred.

      Management continues to assess the potential impact of any year 2000 non-compliant systems of its vendors or customers and has begun communicating with those vendors and customers with whom the Company does significant business. The Company has received assurances from its two largest customers, which represented approximately 32% of the Company's net sales for fiscal 1998, its two major fuel suppliers, which provided approximately 69% of the Company's fuel requirements in fiscal 1998, and its three largest suppliers of parts and tires, which provided approximately 26% of the Company's requirements for parts and tires in fiscal 1998, that they are or will be year 2000 compliant by the end of 1999. A third-party's failure to become year 2000 compliant or the Company's inability to become compatible with third parties with which the Company has a material relationship may have an adverse effect on the Company. Although initial responses from the Company's major customers and suppliers of fuel, parts and tires have assured the Company that they will be year 2000 compliant before the end of 1999, there can be no assurance that the Company's operations will not be materially adversely impacted by any potential systems problems incurred by such vendors or customers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

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

                                          ATLANTIC EXPRESS TRANSPORTATION CORP.

                                          By: /s/ NATHAN SCHLENKER
                                              ----------------------------------
                                              Nathan Schlenker
                                              Chief Financial Officer

May 13, 1999

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