Form 10-K405
period 1999-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1999-09-30
CIK 1035423

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1999 or

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number: 0-24247

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
             (Exact name of registrant as specified in its charter)

                    New York                            13-392-3467
        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or organization)             Identification No.)
       7 North Street, Staten Island, New
                      York                               10302-1205
        (Address of principal executive                  (Zip Code)
                    offices)

                                 (718) 442-7000

               Registrant's telephone number, including area code

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

      As of September 28, 1999, 100 Shares of Common Stock, no par value, were outstanding; all of which were held by an affiliate

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                     PART I.

Item 1. BUSINESS

      General

      Unless otherwise indicated or the context otherwise requires, references to the "Company" and "Atlantic" are to Atlantic Express Transportation Corp. and its subsidiaries, and, for periods prior to February 4, 1997, the subsidiaries of Atlantic Express Transportation Group, Inc. (together with its predecessors, "AETG") engaged in the transportation business. Atlantic conducts its business through its subsidiaries. References to fiscal years are to years ending June 30.

      Atlantic, a wholly owned subsidiary of AETG, is one of the largest providers of school bus transportation in the United States. The Company has contracts with 69 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to its school bus transportation operations (the "School Bus Division"), the Company provides services to public transit systems for physically and mentally challenged passengers (the "Paratransit Division"), transportation for pre-kindergarten children and Medicaid recipients (the "Pre-K/Medicaid Division"), express commuter line and charter and tour bus services (the "Coach Division") (collectively the "Transportation Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). Atlantic has a fleet of approximately 4,600 vehicles operating from 34 facilities and provides bus sales from four facilities.

      Effective July 1, 1997, the Company acquired 100% of the common stock of Central New York Coach Sales & Service, Inc. ("Coach") and Jersey Bus Sales, Inc. ("Jersey") and certain related property (together with Coach and Jersey, collectively "Central") for a total consideration of $26.5 million less Central's long-term indebtedness as of July 1, 1997 which was $4.8 million. Central is the leading authorized distributor of school buses manufactured by Blue Bird Body Company ("Blue Bird") which is the leading manufacturer of school buses in North America.

      Recent Transactions

      Certain of the Recent Transactions discussed below occurred after June 30, 1999, the end of the fiscal year covered by this Form 10-K. Nevertheless, the discussion has been included to provide a more complete description of the business of the Company as of the date of the filing of this Form 10-K.

      Acquisition of AETG. On October 27, 1998, the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the Indenture (the "Consent") relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the Indenture. On November 4, 1998 the Recapitalization was consummated. As a result, GSCP II Holdings (AE), LLC, ("Buyer") an affiliate of Greenwich Street Capital Partners, Inc. a New York based private equity fund, acquired an approximately 88% equity interest in a recapitalized Atlantic Express Transportation Group, Inc. ("AETG") which owns all of the issued and outstanding shares of capital stock of the Company.

      New School Bus Contracts. In May 1999, the Company was awarded an additional contract for up to 65 buses by the Voluntary Interdistrict Coordinating Council. This contract requires capital expenditures of approximately $3 million for purchase of vehicles.

      New Paratransit Contracts. In September 1998, the Company was awarded a five-year contract to provide paratransit services to Denver, Colorado by the Regional Transit District of Denver ("RTD"). Pursuant to the contract, RTD provided the Company with all of the required vehicles and, as a result, the Company was not required to make significant capital expenditures to fulfill its obligations thereunder. In June 1999, the Company signed a contract modification with the New York City Transit Authority ("T.A."), to provide additional service hours which will increase its expected revenues by approximately

$34 million dollars over the last two years of the contract (June 1999 to May
2001). The T.A. is required to provide all of the vehicles to perform this modification.

      Sale of Entertainment Note. On November 4, 1998, the Company sold a promissory note, which had an original principal amount of $4.6 million, made by three subsidiaries of AETG's entertainment division (the "Entertainment Note") to Domenic Gatto, a shareholder and executive officer of the Company and Michael and Patrick Gatto, former shareholders and executive officers of the Company. The sales price was $510,000 (the book value of the note), plus an amount equal to one-half of the net proceeds received from any sale of assets of two of the subsidiaries within a 12 month period from the date of closing. As of September 21, 1999 there has been no sale of assets and the Company will have no interest in any proceeds from a sale of assets after November 4, 1999 (see Item 13 - Certain Relationships and Related Transactions).

      Sale of Subsidiaries. Effective April 1, 1999, the Company sold five subsidiaries, acquired during the second quarter of fiscal 1999, to an affiliate for a price equal to its original investment in these subsidiaries plus their net earnings since the dates of acquisition. In addition to the sales price of $7.5 million, the Company was repaid $2.8 million of inter-company advances made to these subsidiaries. The gross proceeds ($10.3 million) were received on April 28, 1999 and used to reduce borrowings under the Company's revolving line of credit.

      Accounts Purchase and Sale Agreement. In July 1999 the Company entered into an agreement (the "Receivable Agreement") with Congress Financial Corporation ("Congress"), its revolving credit lender, to sell Congress, without recourse, up to $15.0 million of accounts receivable of the Company. Under the Receivable Agreement, Congress purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount to the Company, with the balance paid to the Company upon Congress receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited. This agreement will terminate on November 1, 1999.

Transportation Operations

School Bus Division. The School Bus Division is Atlantic's largest division. The Company has contracts to provide school bus transportation in 69 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. The Company's revenues from school bus operations have increased at a compound annual growth rate of 18.6%, from $96.2 million in fiscal 1995 to $190.2 million in fiscal 1999.

      Services. The Company generally provides services for transportation of open enrollment ("Regular Education") students through the use of standard school buses, and transportation for physically or mentally challenged ("Special Education") students through the use of an assortment of vehicles, including standard school buses, passenger vans and lift-gate vehicles, which are capable of accommodating wheelchair bound students. In most jurisdictions serviced by the Company, escorts are required to accompany drivers on Special Education vehicles.

      Contracts. The Company's school bus transportation contracts are awarded by school districts based on public bidding or request for proposal ("RFP") process. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a contract renewal rate of approximately 98%. Compensation under school bus transportation contracts is generally based upon a daily rate per vehicle, which is established either by public bidding or by proposal and negotiation with respect to RFP contracts. Contracts in New York City provide for the payment of the daily vehicle rate (which encompasses all costs of the Company, including driver and escorts) for days of scheduled performance in accordance with the school calendar and provides for payment in the event of school cancellation as a result of inclement weather or other emergencies. Daily vehicle rates earned under contract renewals are generally increased from previous rates by application of the Consumer Price Index ("CPI"). The Company's costs could outpace such revenue increases. The number of vehicles required is determined by the school districts, initially pursuant to its bid specifications and/or RFP, and is subject to change.

      The Company's school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, the Company secures the performance of its contracts with the Board of Education of the City of New York ("New York Board of Education") through the use of performance bonds plus cash retainages of 5% of amounts due to the Company. In most instances, the Company has opted to satisfy its security performance requirements by posting performance bonds, which aggregated approximately $38 million at June 30, 1999.

      Customers. The Company has longstanding relationships with many of the school districts which it services. School districts with which the Company does business generally appoint a business manager and/or transportation supervisor to oversee school bus transportation operations. Larger school districts have separate bureaus or divisions, which regulate and supervise the provision of school bus transportation services. Passenger safety, timeliness and quality of service are among the factors used by school bus transportation administrators to evaluate the Company.

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

      The New York Board of Education accounted for 39.5%, 42.9% and 46.1% of the Company's revenues from Transportation Operations in fiscal 1999, 1998 and 1997, respectively. The Company's 17 contracts with the New York Board of Education will expire on June 30, 2000. These contracts have been successively extended for terms of up to five years since 1982. Although the Company has engaged in preliminary discussions concerning further extensions, there can be no assurance that the current contracts will be extended beyond June 30, 2000. No other customer contributed greater than 7% of the Company's revenues from Transportation Operations during these periods.

Paratransit Division. The Paratransit Division is the second largest and fastest growing division of the Transportation Operations. The Paratransit Division's revenues have increased from $3.4 million in fiscal 1994 to $36.6 million in fiscal 1999. Management believes the demand for paratransit services in the United States will continue to grow over the next several years. Pursuant to the Americans with Disabilities Act of 1990 (the "ADA"), certain public transit systems are required to provide comparable services to disabled persons who are unable to use standard public transportation. The larger public transit systems in the United States rely predominantly upon the private sector to perform paratransit services, while approximately one-half of the small and medium size systems outsource paratransit transportation services. Management believes many small companies that have been providing paratransit services may be unable to fulfill the complex service requirements of paratransit contracts, and thus many of the contracts presently held by such operators may not be renewed. The Company has gained substantial experience in satisfying the rigorous demands of such contracts and plans to compete aggressively to obtain new paratransit contracts as contracts previously awarded to other operators expire.

      Better known national paratransit providers include Laidlaw Transit, Inc., Ryder ATE, a division of Ryder Systems, Inc. and the Company. In addition, paratransit services are also provided by several hundred smaller local paratransit companies and by local municipalities.

      To achieve passenger safety and to satisfy paratransit contract requirements, the Company has instituted a comprehensive driver-training course, which encompasses defensive driving, passenger sensitivity, first aid and CPR procedures, passenger assistance techniques and detailed information about the disabilities of the passengers which the Company transports. The Company has also developed and implemented complex and comprehensive routing and schedule programs in order to provide its paratransit services in accordance with rapid response times which are contractually mandated. Paratransit services are primarily funded by public transit systems.

      Services. The Company's paratransit services are rendered based upon advance call-in requests for transportation, which are generally scheduled by the Company or an independent third party. At June 30, 1999, the Company had approximately 800 vehicles consisting of full-size four-door sedan automobiles and lift-equipped vans to service its paratransit contracts. The Paratransit Division has developed a substantial degree of expertise in developing and providing transportation services required by its physically or mentally challenged passengers.

      Contracts. The terms of the Company's paratransit contracts range from one to five years. The scope of services and contract requirements vary considerably from one jurisdiction to another. The three general components of paratransit transportation services are (i) providing the actual transportation service;
(ii) reserving passenger requests for service; and (iii) sorting and scheduling passenger requests for service. Some of the Company's customers require the Company to perform all three components of service while other customers perform one or more of such functions themselves or through third parties. Paratransit vehicles are either provided by the transit agency or the Company depending upon the terms of a particular contract. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. Paratransit users pay the Company a fixed amount per trip determined by the local transit system governmental entity (which may be equal to or based upon prevailing public transportation fees in the jurisdiction in question), which is credited against the monthly contract price due from the local transit system.

      Customers. The Company presently performs paratransit services under contracts with public transit systems in New York City; Yonkers, New York; Louisville, Kentucky; Atlantic City, New Jersey; Denver, Colorado and Philadelphia County, Pennsylvania. Management believes that its T. A. contract is one of the largest paratransit contracts awarded to date in the United States.

Pre-K/Medicaid Division. The Company provides transportation for physically or mentally challenged children between the ages of three and five, to and from pre-kindergarten facilities located in the New York City metropolitan area pursuant to contracts with the New York City Department of Transportation. Each vehicle requires the presence of an escort who is responsible to assist the children on and off the bus. Escorts are employed and trained by the Company. The Company is compensated on a per child basis at rates which are determined pursuant to public bidding. The Company also performs contracts with private, not-for-profit organizations, which are funded under Medicaid, for the transportation of physically or mentally challenged passengers to and from rehabilitation facilities and receives compensation based upon a daily rate per person transported, which rates of compensation vary based upon ambulatory and non-ambulatory passengers. At June 30, 1999, the Company utilized approximately 100 vehicles in the performance of these contracts.

      The Company generated approximately 2.4% of its Transportation Operations revenues in fiscal 1999 from its Pre-K/Medicaid Division.

Coach Division. The Company provides express commuter, charter and tour bus transportation services with a fleet of 35 luxury motor coaches and 15 mini coaches.

      For the year ended June 30, 1999, daily express commuter services were provided to approximately 625 passengers from a "Park and Ride" facility in Staten Island, New York to and from Manhattan.

      Charter and tour bus operations include single day and multi-day charters throughout the continental United States and Canada. In addition, the Company operates scheduled line services between New York City and Atlantic City under contractual arrangements with tour operators. Luxury coaches are generally contracted for individual special events. The Company's contracts for coach services vary based on duration and length of trip. This division generated 2.4% of the Company's Transportation Operations revenues in fiscal 1999.

Focus on Passenger Safety and Service. Management has developed a corporate culture focused on passenger safety and service. Atlantic participates in the "Safe Bus" program, under which complaints regarding school bus driver's performances and safety are registered by an independent party and forwarded to the Company for remedial action. Unlike many of its competitors, the Company requires its drivers to wear standardized uniforms, thereby reinforcing its professional image. In addition, all drivers are required to attend periodic safety workshops and training programs, which emphasize defensive driving and courteous behavior. Management believes that its emphasis on passenger safety and service is a competitive advantage and a major contributor to its success in winning new contracts.

Fleet Management and Maintenance. At June 30, 1999, the Company had a fleet of 4,640 vehicles and the average age of the Company's fleet, exclusive of vehicles provided by various transportation authorities, was 6.4 years (7.0 years for school buses, which account for 56.9% of the Company's fleet). School buses have an average useful life of approximately 16 years.

      At June 30, 1999, the fleet was maintained by the Company's trained mechanics at its 34 facilities. The Company has a comprehensive preventive maintenance program for its equipment to minimize equipment down time and prolong equipment life. Programs implemented by the Company include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by the Company's mechanics.

      The following is a breakdown of the Company's fleet of owned vehicles at June 30, 1999 by age:

                                                         Lift/               Service
                                             Minivans    Ramp                  and
                                    School     And     Equipped              Support
                                     Buses     Cars     Vehicles   Coaches   Vehicles  Total
                                    ------   --------  ---------   -------   --------  -----
Less than 2 yrs. old ............      337         56        100         2        3      498
2-5 yrs. old ....................      827        438        195         5       22    1,487
5-10 yrs old ....................      469        237        103        29       24      862
10-15 yrs. old ..................      897         92         70                  9    1,068
Greater than 15 years ...........       15          2                             6       23
                                    ------   --------  ---------   -------   ------    -----
Total ...........................    2,545        825        468        36       64    3,938
                                    ======   ========  =========   =======   ======    =====

      The following is a breakdown of the Company's fleet of leased vehicles at June 30, 1999 by age:

                                                         Lift/               Service
                                             Minivans    Ramp                  and
                                    School     And     Equipped              Support
                                     Buses     Cars     Vehicles   Coaches   Vehicles  Total
                                    ------   --------  ---------   -------   --------  -----
Less than 2 yrs. old ...........                              21                          21
2-5 yrs. old ...................        92         44         43        14       17      210
5-10 yrs old ...................         1                     5                  1        7
10-15 yrs. old .................                                                           0
Greater than 15 years ..........                                                           0
                                    ------   --------  ---------   -------   ------    -----

Total ..........................        93         44         69        14       18      238
                                    ======   ========  =========   =======   ======    =====

      In addition to the vehicles in the tables above, at June 30, 1999 the Company operated 464 vehicles provided by various transportation authorities pursuant to their respective contracts.

Employees. At June 30, 1999, the Company had over 6,850 employees to provide transportation services, consisting of approximately 4,800 drivers, 1,100 escorts, 450 mechanics and 50 other employees. In addition, there were approximately 450 employees in executive, operations, clerical and sales functions. The Company's school bus drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment on school buses. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

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

      At June 30, 1999, approximately 76% of the Company's Transportation Operation employees were members of various labor unions and the Company was a party to 22 collective bargaining agreements, seven of which, covering approximately 1,700 employees, expire over the next two years including four which expired between August and September 1999. The Company is currently negotiating to renew the four expired agreements plus is negotiating one additional collective bargaining agreement covering approximately 100 unionized employees of the School Bus Division. Management does not believe that the results of the current negotiations will result in a material increase in its labor costs, although no assurance can be given as to the outcome of these negotiations. Management believes that its relations with its employees are satisfactory. The Company has had no strikes or work stoppages in the past 10 years.

      At June 30, 1999, approximately 37% of the Company's bus drivers, escorts and mechanics were represented by Local 1181 of the Amalgamated Transit Union, which primarily represents personnel rendering services on behalf of the New York Board of Education. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and certain escorts. All contracts awarded by the New York Board of Education during the past 17 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guaranty Corporation, withdrawal liability for contributing employers to the plan, such as the Company, is essentially eliminated, provided that withdrawal is based upon the loss of New York Board of Education contracts and that the successor contractor becomes a contributing employer to the plan.

Competition. The school bus transportation industry and paratransit operations are highly competitive. The Company competes on the basis of its reputation for passenger safety, quality of service and price. Management believes it is competitive in each of these areas. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. The Company has many competitors in the school bus and paratransit transportation business including transportation companies with resources and facilities substantially greater than those of the Company. The Company competes with Laidlaw Transit, Inc. a division of Laidlaw, Inc., the largest private transportation contractor in North America, Ryder Student Transportation and Ryder ATE, divisions of Ryder System, Inc., the second largest company, and Durham Transportation Inc., in addition to other regional and local companies.

Bus Sales Operations

      The Company entered the bus sales business in 1997 through the acquisition of Central. Central, which has non-exclusive distribution contracts, is the leading authorized distributor of school buses manufactured by Blue Bird Body Company ("Blue Bird"), which is the leading manufacturer of school buses in North America. While there are various other distributors of buses in Central's distribution area, the Company believes that Central has a greater than 45% market share for sales of school buses in its distribution territory.

      The Company's Bus Sales Operations sells school buses and commercial vehicles within New Jersey and various counties in New York. The majority of buses purchased by the Company are for pre-existing orders. The Company generated approximately 25.4% and 22.5% of its total revenues from this operation in fiscal 1999 and 1998, respectively.

      The Bus Sales Operations are seasonal in nature. Approximately 43% and 47% of the annual sales of Bus Sales Operations occurred in the quarters ended September 30, 1999 and 1998, respectively. In addition, the working capital needs of the operation have tended to increase during this quarter in response to the higher seasonal sales volume and because inventory is at its highest during July and August prior to seasonal school bus deliveries.

      At June 30, 1999, the Company employed approximately 160 people in its Bus Sales Operations, none of which were members of collective bargaining groups.

Risk Management and Insurance

      The Company maintains various forms of liability insurance against claims made by third parties for bodily injury or property damage resulting from operations. Such insurance consists of (i) general and automobile liability insurance of $100 million per occurrence with no deductible; and (ii) statutory workers' compensation and employers' liability insurance, subject to no deductible. Beyond the occurrence limits mentioned herein, the automobile liability coverage provides indemnity for an unlimited number of occurrences and general liability coverage provides $100 million aggregate coverage per location. The Company's insurance policies provide coverage for a one year term and are, therefore, subject to annual renewal.

      Prior to January 1, 1999, the Company self-insured its annual automobile and workers' compensation insurance deductibles through Atlantic North Casualty Company ("Atlantic North"), a wholly owned captive insurance company chartered in Vermont. Atlantic North's total claims were partially funded by premiums charged to operating companies, which, in turn, were limited to the amount of the combined deductibles on the Company's automobile and workers' compensation insurance policies ($7.5 million in the last fiscal year).

      In addition, the Company maintains catastrophic coverage of $25 million per occurrence, for an unlimited number of occurrences, subject to a $100,000 deductible per occurrence. This insurance provides replacement cost coverage for losses on the Company's fleet and insurance against business interruptions resulting from the occurrence of natural catastrophes. The Company also maintains property insurance for the replacement cost of all of its real and personal property.

Environmental Matters

      The Company's operations are subject to a broad range of federal, state and local environmental laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and health and safety of employees ("Environmental Laws"). In addition, a number of the Company's facilities are located in metropolitan areas where there is a long history of industrial and/or commercial use. The Company is taking into account the requirements of such Environmental Laws in the improvement, modernization, expansion and start-up of its facilities. As with most transportation companies, the Company could incur significant costs related to environmental compliance or remediation; these costs however, most likely would be incurred over a period of years. Compliance with Environmental Laws or more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of such laws and future regulatory action regarding soil or groundwater, may require material expenditures by the Company.

      Under various Environmental Laws a current or previous owner of real estate or operations thereon may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of contaminants. The presence of (or failure to properly remediate) such substances may adversely affect the ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who generate, arrange for the disposal or treatment of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility regardless of whether such facility is owned or operated by such person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

      Certain federal, state and local laws, regulation and ordinances govern the removal, encapsulation or disturbance of asbestos-containing material ("ACM") when such materials are in poor condition or in the event of building remodeling, renovation or demolition. Such laws may impose liability for the release of ACM and may provide for third parties to seek recovery from owners or operators of real estate for personal injury associated with ACM. The Company has not undertaken an environmental assessment or ACM survey at all of its facilities. However, based on previous inquires, the Company is aware that ACM is present at various facilities, some of which may be in a condition requiring removal or encapsulation at this time.

      Underground storage tanks ("USTs") are located at many of the Company's properties. In the case of USTs operated by previous owner-operators, the Company has not evaluated whether such USTs were closed in accordance with applicable legal requirements. The Company retained a consultant to assist it in implementing a compliance program to assure that its USTs conform to applicable legal requirements that became effective in December 1998. The Company has adopted this program and is in the process of implementing it. The Company estimates the remaining costs of implementing such program will not exceed approximately $400,000. In addition, property owned and/or operated by the Company may be impacted by offsite issues, such as leaking USTs or previous or current industrial operations. Except in certain instances in connection with the removal of a UST, the Company has not undertaken an analysis of the condition of the subsurface soils at its properties.

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

Government Regulation

      The Company is subject to a wide variety of federal, state and municipal laws and regulations concerning (i) vehicle standards and equipment maintenance;
(ii) qualification, training and testing of employees; and (iii) qualification and maintenance of operating facilities. The Company's vehicles are subject to federal motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA"). Specific standards are promulgated by the NHTSA with regard to school buses pursuant to the School Bus Safety Act of 1974. The Company's vehicles are also subject to the laws and regulations of each state in which it operates, which are often more stringent than applicable federal requirements. For example, in New York State, in addition to federal standards, regulations promulgated by the New York State Department of Motor Vehicles and the New York State Department of Transportation ("NYSDOT") require that school buses be equipped with high back seats, left-handed emergency door exits, 16 gauge side panels and illuminated school bus signs. All school buses and paratransit vehicles are required to be inspected twice annually by NYSDOT inspectors in accordance with a rigorous set of standards covering each mechanical component of the vehicles.

      The Company's employees are subject to various federal and state laws and regulations pertaining to driver qualifications, and drug, alcohol and substance abuse testing. The Commercial Motor Vehicle Safety Act of 1986 requires drivers of commercial vehicles, including school buses, motor coaches and paratransit vehicles, to obtain a commercial driver's license. Many states have additional licensing requirements for subclasses of drivers such as school bus drivers and/or paratransit drivers. Under regulations enacted at the state and/or local levels, the Company's school bus drivers and paratransit drivers are required to complete certain minimum basic training and follow-up refresher classes annually. Pursuant to regulations promulgated by the United States Department of Transportation under the Drug Free Workplace Act of 1988, the Company's drivers are required to undergo pre-employment drug and alcohol testing, and the Company is required to conduct random testing for drug and/or alcohol abuse. Similar drug and alcohol abuse testing is also required under various state laws. The Company's operating and maintenance facilities for its Transportation Operations and Bus Sales Operations are also required to be maintained in accordance with regulations promulgated by various federal and state agencies including departments including departments of education, departments of motor vehicles, and state departments of transportation.

Item 2. PROPERTIES

      Subsidiaries of the Company provide transportation operation services from 34 facilities (of which four are owned, 28 are leased and two which are partially owned and partially leased) in eight states. The facilities are utilized for bus storage, repair and maintenance and/or administrative purposes. The Company believes that its facilities are adequate to service its present business and the currently anticipated expansion of existing operations.

      Bus Sales Operations are provided from four facilities (of which two are owned and two are leased) in two states.

Item 3. LEGAL PROCEEDINGS

      The Company is a plaintiff in a multi-party action against the New York Board of Education. The action, which is pending in the Supreme Court of the State of New York, New York County, concerns the method of calculation for increases to the daily rate of compensation paid to the Company under contract extension agreements. The New York Board of Education has claimed in preliminary audits that transportation contractors, including the Company, received contract payments in prior years which exceeded the amount to which the contractors were entitled in accordance with contract rate adjustment procedures. In the action the Company claimed that the New York Board of Education (i) improperly changed the comparison years pursuant to which contractors established their increased costs for purposes of qualifying for annual rate increases; and (ii) incorrectly calculated costs associated with transportation contracts which resulted in an erroneous determination of applicable daily rates of compensation. The first of the two claims has been dismissed. The second claim is still pending. Following the commencement of the litigation, the Company and other school bus contractors agreed that on a prospective basis, contractors would accept the lower contract rate which the New York Board of Education calculated to be due (based upon cumulative rate adjustments) and that the difference would be held in escrow by the New York Board of Education. A favorable result in the pending action would result in a prospective increase in the Company's daily rate of compensation and the release to the Company of the funds presently held in escrow. An unfavorable result would not affect the rates of payment which the Company is presently receiving, but could result in a liability of up to one million dollars to the New York Board of Education for claimed overpayments for past years. The Company does not believe that such pending litigation will have a material adverse effect on the financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MARKETS

      The Company is a wholly owned subsidiary of AETG. There is no public trading market for the Company's common stock.

      The Company has made distributions to AETG of $229,049, $557,955 and $349,512 in fiscal 1999, 1998 and 1997, respectively.

Item 6. SELECTED FINANCIAL DATA

      The selected financial data for each of the years in the three-year period ended June 30, 1999 were derived from the audited historical Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

                                                       Year Ended June 30,
                                                       -------------------
                                                         ($ in millions)
                                                         ---------------
                                            1995     1996     1997      1998      1999
                                           ------   ------   ------    ------    ------
Operating Data:
Revenues ...............................   $114.0   $142.6   $166.1    $261.9    $321.5
Income from operations .................      5.8      7.3      7.4      11.8      17.7
Income (loss) before extraordinary items      1.5      1.4     (0.6)     (7.1)     (2.3)
Net Income (loss) ......................      2.6      1.4     (1.7)     (7.1)     (2.3)
Balance Sheet Data:
Total assets ...........................     83.0    104.4    154.4     206.5     231.5
Long-term debt .........................     42.3     59.7    110.5     157.9     181.3
Total stockholder's equity .............     28.1     29.5     27.6      20.2      20.9

- -----------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the "Selected Financial Data" and the historical Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

General

      Atlantic is one of the largest providers of school bus transportation in the United States. The Company has contracts with 69 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to the School Bus Division, the Company provides services to public transit systems for physically and mentally challenged passengers through the Paratransit Division, transportation for pre-kindergarten children and Medicaid recipients through the Pre-K/Medicaid Division, express commuter line and charter and tour bus services through the Coach Division (collectively the "Transportation Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). At June 30, 1999, Atlantic had a fleet of approximately 4,600 vehicles operating from 34 facilities and provided bus sales from four facilities.

      For each of the years in the three year period ended June 30, 1999, the percentage of revenues from the Company's business segments were as follows:

                                                      1999       1998       1997
                                                      ----       ----       ----

      Transportation Operations ................      74.6%      77.5%      100%
      Bus Sales Operations .....................      25.4%      22.5%        0%

      The School Bus Division accounted for 79.3%, 79.1% and 81.3% of the Company's Transportation Operation revenues for each of fiscal 1999, 1998 and 1997, respectively. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a contract renewal rate of approximately 98%, which management believes is due to
(i) its reputation for passenger safety and providing efficient, on-time service; (ii) its long-standing relationships with the school districts it services; (iii) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement; and (iv) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than the Company in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in Atlantic's primary markets, especially in the New York greater metropolitan area.

      The daily price charged per vehicle varies, depending upon a wide range of factors including (i) vehicle type (standard school buses, minivans, or vehicles with wheelchair lifts); (ii) the nature of service to be provided (transportation of regular enrollment students or transportation of physically or mentally challenged students); (iii) special requirements of a particular school district concerning age of vehicles and/or upgrades on equipment; and
(iv) the cost of labor. Salaries and related labor costs are the most significant factors in the Company's cost structure. In urban areas, particularly those with a strong union presence, the cost of providing school bus transportation is substantially greater than in suburban and rural areas, where unions are generally less prevalent and salaries are lower. As a result, prices paid by school districts vary accordingly. School Bus Division revenues have historically been seasonal, based on the school year and holiday schedules. During the months of September, through June, the Company's fleet of school buses has been generally fully utilized. Historically during the summer months, only a portion of the Company's school buses have been required to fulfill the Company's summer contracts for school and camp activities and special trips.

      The Paratransit Division, which accounted for 15.3%, 14.9% and 11.5% of the Company's Transportation Operation revenues in fiscal 1999, 1998 and 1997, respectively, is the second largest and fastest growing division of the Transportation Operations. The terms of the Company's paratransit contracts range from one to five years. The contacts are awarded by public transit systems through a public bidding or RFP process. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies. See Item 1 Business - Paratransit Division - Contracts.

      The Company's Pre-K/Medicaid Division accounted for less than 4% of the Company's Transportation Operation revenues in each of the last three fiscal years. Pre-K contracts are generally awarded to the lowest responsible bidder in a public bidding process. Medicaid contracts are generally awarded through negotiations with private agencies. The Company generally services specific Pre-K bus routes during the months of September through June, and services Medicaid routes throughout the year. Pre-K and Medicaid contracts are generally paid based on number of passengers per trip.

      The Coach Division, which accounted for 2.4%, 2.6% and 3.4% of the Company's Transportation Operation revenues in fiscal 1999, 1998 and 1997, respectively, operates luxury coaches for express commuter services and charter and tour contracts for individual special events. The Company's contracts for coach services vary based on term and length of the trip. Coach Division charter and tour revenues are generally a function of the size and number of coaches utilized rather than the number of passengers carried.

      The Bus Sales Operations, which accounted for 25.4% and 22.5% of the Company's total revenues in fiscal 1999 and 1998 respectively, sells school buses and commercial vehicles primarily in

New Jersey and various counties in New York. The Bus Sales Operations were acquired effective July 1, 1997.

      The principal elements of the Company's Transportation Operations cost of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. Historically, cost of sales have varied directly in proportion to revenues, and approximately 89% of fiscal 1999 cost of sales were variable costs consisting of direct labor (primarily driver wages and related employment expenses), fuel costs and maintenance costs. At June 30, 1999, approximately 75% of the Company's employees were members of various labor unions and the Company was party to 22 collective bargaining agreements, seven of which, covering approximately 1,700 employees, expire over the next two years, including four which expired between August and September 1999. The Company is currently negotiating to renew the four expired agreements plus is negotiating one additional collective bargaining agreement covering approximately 100 unionized employees of the School Bus Division. Management does not believe that the current negotiations will result in a material increase in its labor costs, although no assurance can be given as to the outcome of negotiations. Although the Company believes that historically it has had satisfactory labor relations with its employees and their unions, the Company's inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on the Company.

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

Results of Operations

                                                          Year Ended June 30,
                                      ----------------------------------------------------------
                                                           ($ in millions)
                                      ----------------------------------------------------------
                                             1997                 1998                 1999
                                      ----------------     ----------------     ----------------
Revenues ..........................   $166.1     100.0%    $261.9     100.0%    $321.5     100.0%
Gross profit ......................     30.0      18.1       44.5      17.0       51.9      16.1
General and administrative expenses     12.2       7.3       21.3       8.1       21.9       6.8
Depreciation and amortization .....     10.4       6.3       11.4       4.3       12.4       3.8
Income from operations ............      7.4       4.5       11.8       4.5       17.7       5.5
Net interest expense ..............      8.7       5.3       17.8       6.8       20.3       6.3
Non-recurring item ................       --        --        4.6       1.8        1.2       0.4
Loss before extraordinary items ...     (0.6)     (0.4)      (7.1)     (2.7)      (2.3)     (0.7)
Net loss ..........................     (1.7)     (1.0)      (7.1)     (2.7)      (2.3)     (0.7)

      Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998

      Revenues. Revenues from Transportation Operations were $239.8 million for the twelve months ended June 30, 1999 compared to $203.1 million for the twelve months ended June 30, 1998, an increase of $36.7 million or 18.1%. This increase was due primarily to (i) $18.4 million as a result of new contracts awarded;
(ii) $12.6 million due to contract rate increases and increases in service requirements of existing contracts; and (iii) $5.7 million from operations of five newly acquired subsidiaries. These subsidiaries were sold to an affiliate effective April 1, 1999 (see Note 19 to Consolidated Financial Statements). Revenues from Bus Sales Operations were $81.7 million for the twelve months ended June 30, 1999 compared to $58.8 million for the twelve months ended June 30, 1998, an increase of $22.9 million or 38.9%. This increase was primarily due to (i) $15.2 million increase in sales of school buses; and (ii) $7.7 million increase in sales of commercial vehicles.

      Gross profit. Gross profit from Transportation Operations was $44.0 million for the twelve months ended June 30, 1999 compared to $37.0 million for the twelve months ended June 30, 1998, an increase of $7.1 million or 19.1%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit increased to 18.4% for the twelve months ended June 30, 1999 from 18.2% for the twelve months ended June 30, 1998. This increase was primarily due to the acquired subsidiaries which had gross profit margins higher than the Company's. Gross profit from the Bus Sales Operations was $7.9 million for the twelve months ended June 30, 1999 compared to $7.6 million for the twelve months ended June 30, 1998, an increase of $0.3 million or 4.2%. As a percentage of revenues, gross profit decreased to 9.7% for the twelve months ended June 30, 1999 from 12.9% for the twelve months ended June 30, 1998. This decrease was due primarily to an increase in the current year of the proportion of sales in the New Jersey market which has had historically lower gross margins than the New York market and lower margins generated by the sale of commercial vehicles.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $18.2 million for the twelve months ended June 30, 1999 compared to $18.0 million for the twelve months ended June 30, 1998, an increase of $0.1 million or 0.8%. This increase was due primarily to increases in professional fees of $1.6 million and advertising and promotion expenses of $0.5 million partially offset by a reduction of $2.1 million provision for doubtful accounts ($2.2 million provision in fiscal 1998 compared to $0.1 million in fiscal 1999). As a percentage of revenues, general and administrative expenses for the Transportation Operations decreased to 7.6% for the twelve months ended June 30, 1999 from 8.9% for the twelve months ended June 30, 1998. General and administrative expenses for the Bus Sales Operations were $3.7 million for the twelve months ended June 30, 1999 compared to $3.3 million for the twelve months ended June 30, 1998 an increase of $0.4 million or 12.7%. This increase was due primarily to $0.2 million increases in administrative payroll and benefits and $0.2 million increases in promotion and telephone expenses due to expansion of business. As a percentage of revenues, general and administrative expenses of the Bus Sales Operations decreased to 4.6% for the twelve months ended June 30, 1999 from 5.6% for the twelve months ended June 30, 1998.

      Depreciation and amortization. Depreciation and amortization expense of Transportation Operations was $11.5 million for the twelve months ended June 30, 1999 compared to $10.4 million for the twelve months ended June 30, 1998, an increase of $1.1 million or 10.9%. This increase was primarily due to increases in depreciation in connection with the purchase of new vehicles partially offset due to the Company reassessing (on January 1, 1998) and extending the useful life of certain fixed assets which reduced depreciation by approximately $1.8 million for the year ended June 30, 1999. Depreciation and amortization expense of the Bus Sales Operations was $0.8 million for the twelve months ended June 30, 1999 compared to $1.0 million for the twelve months ended June 30, 1998, a decrease of $0.2 million.

      Income from operations. Transportation Operations income from operations was $14.3 million in fiscal 1999 compared to $8.5 million in fiscal 1998, an increase of $5.8 million or 67.8%. This increase was due to the net effect of the items discussed above. Bus Sales Operations income from operations was $3.3 million in fiscal 1999 and 1998.

      Net interest expense. Net interest expense was $20.3 million for the year ended June 30, 1999 compared to $17.8 million for the year ended June 30, 1998, an increase of $2.6 million or 14.5%. This increase was due primarily to an increase in the amount of borrowings in connection with the Company's revolving line of credit.

      Non-recurring item. Non-recurring item was $1.2 million in fiscal 1999 which represented fees and expenses (other than bondholder consent fees), paid by the stockholders of AETG in connection with the Consent. Non-recurring item was $4.6 million in fiscal 1998 due to the write down of a note receivable from affiliates. For additional information regarding these non-recurring items, see
Item 1 - Business - Recent Transactions.

      Net income (loss). The Company generated a net loss of $2.3 million for the fiscal year ended June 30, 1999 compared to a net loss of $7.1 million for the fiscal year ended June 30, 1998, a decrease of $4.9 million.

      Twelve Months Ended June 30, 1998 Compared to Twelve Months Ended June 30, 1997

      Revenues. Revenues from Transportation Operations were $203.1 million for the twelve months ended June 30, 1998 compared to $166.1 million for the twelve months ended June 30, 1997, an increase of $37.0 million or 22.3%. This increase was due primarily to (i) $16.8 million as a result of new contracts awarded;
(ii) $7.8 million due to contract rate increases and increases in service requirements of existing contracts; and (iii) $12.5 million attributable to acquisitions. Revenues from Bus Sales Operations were $58.8 million for the twelve months ended June 30, 1998 due to the acquisition of Central, effective July 1, 1997.

      Gross profit. Gross profit from Transportation Operations was $37.0 million for the twelve months ended June 30, 1998 compared to $30.0 million for the twelve months ended June 30, 1997, an increase of $6.9 million or 23.1%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit increased to 18.2% for the twelve months ended June 30, 1998 from 18.1% for the twelve months ended June 30, 1997. This increase was primarily due to a decrease in fuel and lease costs offset by a one time $1.7 million bonus and an adjustment to insurance reserves. Gross profit from the Bus Sales Operations was $7.6 million for the twelve months ended June 30, 1998.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $18.0 million for the twelve months ended June 30, 1998 compared to $12.2 million for the twelve months ended June 30, 1997, an increase of $5.8 million or 47.7%. This increase was principally related to (i) $1.9 million in administrative payroll and benefits due to expansion in new areas; (ii) $0.9 million in administrative payroll and benefits due to increased billings on existing contracts and Corporate infrastructure growth; (iii) $1.1 million in other general and administrative expenses due to expansion to new areas and increased billings on existing contracts; and (iv) an increase in the provision for doubtful accounts of $1.5 million. The majority of the accounts subject to the provision arose between August 1993 and August 1996 from billing issues with the Company's largest customer in relation to non-core business. In prior years, the Company had received correspondence indicating the customer's willingness to discuss these billing issues but during the last quarter of 1997, after prolonged discussions, the Company determined that it would have to litigate with its largest customer to collect these amounts and decided to establish a provision for doubtful accounts relating to this matter. The Company's policy is to review all receivables on a quarterly basis to determine collectability and provide currently for any allowances or reserves. General and administrative expenses for the Bus Sales Operations were $3.3 million for the twelve months ended June 30, 1998.

      Depreciation and amortization. Depreciation and amortization expense of Transportation Operations was $10.4 million in fiscal 1998 and 1997. Depreciation increases due to the acquisition of Central's school transportation operations and increases in connection with the purchase of new vehicles were offset by a reduction of $1.8 million in depreciation due to the Company reassessing and extending the useful life of certain fixed assets. Depreciation and amortization expense of the Bus Sales Operations was $1.0 million for the fiscal year ended June 30, 1998 (including $0.3 million amortization of Goodwill).

      Income from operations. Transportation Operations income from operations was $8.5 million in fiscal 1998 compared to $7.4 million in fiscal 1997, an increase of $1.2 million or 15.6%. This increase was due primarily to increased revenues offset by increases in general and administrative expenses. Bus Sales Operations income from operations was $3.3 million in fiscal 1998.

      Net interest expense. Net interest expense was $17.8 million for the year ended June 30, 1998 compared to $8.7 million for the year ended June 30, 1997, an increase of $9.0 million or 103.1%. This increase was due primarily to interest in connection with the $150 million aggregate principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (including an increase of $1.0 million of amortization of deferred finance expenses in connection thereto).

      Non-recurring item. Non-recurring item was $4.6 million in fiscal year 1998 due to the write-down of a note receivable from affiliates. This indebtedness resulted from numerous intercompany loans to the various entertainment subsidiaries of AETG prior to the formation of the Company as a separate entity. The entertainment subsidiaries of AETG suffered a precipitous business decline which took place entirely in the fourth quarter of fiscal 1998, necessitating a write-down of the note at the end of the quarter. There were no non-recurring items in the fiscal year ended June 30, 1997.

      Income (loss) before extraordinary items. The Company generated a loss before extraordinary items of $7.1 million in fiscal 1998 compared to a loss of $0.6 million in fiscal 1997, an increase of $6.5 million. This increase was due to the following factors: non-recurring item and increases in interest expense, general and administrative expenses and depreciation and amortization, partially offset by an increase in gross profit and an increase in benefit from income taxes.

      Net income (loss). The Company generated a net loss of $7.1 million for the fiscal year ended June 30, 1998 compared to a net loss of $1.7 million (including extraordinary items, consisting of loss on early extinguishment of debt and write-off of unamortized deferred financing charges of $0.5 million each) (net of $0.4 million each of taxes) for the fiscal year ended June 30, 1997, an increase of $5.5 million.

Liquidity and Capital Resources

      Effective April 1, 1999 the Company sold five subsidiaries acquired during the second quarter of fiscal 1999, to an affiliate, Atlantic Transit, Corp. ("ATC") for its original investment in these subsidiaries plus their net earnings since dates of acquisition. The gross proceeds of $10.3 million (which included repayment of $2.8 million of inter-company advances made to these subsidiaries) were used to reduce borrowings under the Company's revolving line of credit. In addition, the Company has signed a management agreement with ATC to provide administrative services to ATC and any subsidiaries acquired by ATC engaged in the transportation business.

      The Company's $30.0 million revolving credit facility (the "Facility") with Congress expires on February 3, 2000. The Company is currently negotiating with Congress and expects to renew the Facility and the Receivable Agreement (see Item 1 - Recent Transactions - Accounts Purchase and Sale Agreement) at current levels, although no assurance can be given that this will be the case.

      Capital expenditures for the fiscal years ended June 30, 1999 and June 30, 1998 totaled $29.9 million and $27.7 million, respectively. Management anticipates total capital expenditures of approximately $16 million in fiscal 2000 in connection with new contracts, normal replacement of vehicles and maintenance capital expenditures. Included in the capital expenditures above is approximately $600,000 for replacement and upgrading of equipment which is not Year 2000 compliant, and approximately $400,000 to assure existing facilities comply with current environmental regulations.

      The majority of these capital expenditures will be incurred in the Company's first quarter which is its seasonal low period. The Company believes that the Receivable Agreement, along with its $30.0 million Facility (of which $9.7 million was undrawn at June 30, 1999) will provide it with sufficient liquidity to conduct its operations for the coming fiscal year.

      The Company intends to seek to continue to acquire additional businesses and contracts to the extent that it is able to finance these from operating cash flows and/or additional equity contributions from AETG.

      The statements regarding the Company's anticipated capital expenditures and service requirements are "forward looking" statements which involve unknown risks and uncertainties, such as the Company's ability to meet or exceed its growth plans and/or available financing, which may cause actual capital expenditures to differ materially from currently anticipated amounts.

      Net Cash Provided By (Used in) Operating Activities. Net cash used in operating activities was $7.8 million for fiscal 1999 primarily due to a $2.3 million net loss, $12.5 million of funds used for working capital; $2.6 million decrease in other long-term liabilities, a $1.8 million increase in deferred income taxes, $1.9 million increase in deposits and other non-current assets and $1.0 million other net uses of funds partially offset by non-cash items of $14.3 million ($13.1 million depreciation and amortization and $1.2 million non-recurring charge). Net cash provided by operating activities was $16.6 million for fiscal 1998, primarily due to an increase in source of funds for working capital of $2.4 million, plus non-cash items of $19.7 million ($12.8 million of depreciation and amortization, $4.6 million write-down of note receivable from affiliates and $2.2 million provision for and write-off of accounts receivable), a $1.8 million increase in other sources of funds and $2.3 million transferred from restricted cash, offset by a net loss of $7.1 million and $2.5 million increase in deferred income taxes.

      Net Cash Provided by (Used in) Investing Activities. For the fiscal year ended June 30, 1999, the Company made $29.9 million of capital expenditures to acquire additional vehicles, property and equipment. Of these capital expenditures $6.1 million were directly financed and the balance were financed from operating cash flows. Effective April 1, 1999 the Company sold five subsidiaries, acquired during the second quarter of fiscal 1999, to an affiliate for a price equal to its original investment in these subsidiaries plus their net earnings since date of acquisitions (see Note 19 to Consolidated Financial Statements). Effective July 1, 1997, the Company acquired Central for $21.3 million (net of $0.2 million cash acquired) which was funded from the proceeds of $40.0 million of the Company's Notes (the "Additional Notes") and issued $2.2 million in mortgage notes relating to certain real property. For the fiscal year ended June 30, 1998 the Company made $27.7 million of capital expenditures to acquire additional vehicles, property and equipment and to purchase assets previously leased. Of these capital expenditures $6.4 million were directly financed and $9.3 million were financed from the proceeds of the Additional Notes. In addition, the Company made a net investment of $1.8 million in marketable securities, which securities are held by Atlantic North.

      In September 1998, the Company was awarded a five-year contract to provide paratransit services to Denver, Colorado by the Regional Transit District of Denver ("RTD"). Pursuant to the contract, RTD provided the Company with all of the required vehicles and, as a result, the Company was not required to make significant capital expenditures to fulfill its obligations thereunder. In May 1999, the Company was awarded an additional contract for up to 65 buses by the Voluntary Interdistrict Coordinating Council. This contract requires capital expenditures of approximately $3 million for purchase of vehicles. In June 1999, the Company signed a contract modification with the T.A., which will increase its expected revenues by approximately $34 million dollars over the last two years of the contract (June 1999- May 2001). The T.A. is required to provide all of the vehicles to perform this modification.

      Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities totaled $17.1 million for the year ended June 30, 1999, due primarily from $18.6 million increase in net borrowings under the Company's revolving line of credit, partially offset by $1.2 million principal and debt amortization requirements. In addition, the Company incurred $6.1 million of indebtedness to directly finance capital expenditures for the year ended June 30, 1999. In fiscal 1998 net cash provided by financing activities totaled $25.0 million for the year ended June 30, 1998 due primarily to the net proceeds of the offering of the Additional Notes and a $1.5 million increase in the borrowings under the Company's revolving line of credit, offset by $13.5 million principal and debt amortization requirements primarily in connection with the acquisition of Central and $3.8 million in deferred financing costs. In addition, the Company incurred $6.4 million of indebtedness to directly finance capital expenditures.

      At June 30, 1999, the Company's total debt and stockholder's equity were $181.3 million and $20.9 million, respectively. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will depend upon its future performance, which will be subject to general economic conditions, its ability to achieve cost savings and other financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company cannot generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of such debt (including the Notes), sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.

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

      The Bus Sales Operations are also seasonal in nature. Approximately 43% and 47% of the annual sales of Bus Sales Operations occurred in the quarters ended September 30, 1999 and 1998, respectively. In addition, the working capital needs of the operation have tended to increase during that quarter in response to the higher seasonal sales volume and because inventory is at its highest during July and August prior to heavy seasonal school bus deliveries.

                                                        ($ in millions)
- -----------------------------------------------------------------------------------------------------------------------------
                                Fiscal 1997                         Fiscal 1998                         Fiscal 1999
                     --------------------------------    --------------------------------    --------------------------------
                      Sept.    Dec.     Mar.     June    Sept.     Dec.     Mar.     June    Sept.     Dec.     Mar.     June
                       30,      31,      31,      30,      30,      31,     31,       30,      30,      31,      31,      30,
                      1996     1996     1997     1997     1997     1997     1998     1998     1998     1998     1999     1999
                     -----    -----    -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Revenue ..........   $25.2    $45.0    $45.5    $50.4    $59.2    $68.1    $67.5    $67.1    $71.0    $85.0    $77.3    $88.2
Income (loss) from
   operations ....    (2.8)     2.4      2.0      5.8      0.8     (0.2)     5.1      6.1     (1.1)     7.8      5.7      5.3
Net income (loss)
   before extra-
   ordinary item .    (2.5)     0.5     (0.5)     1.9     (1.9)    (2.6)     0.6     (3.2)    (3.2)     0.6      0.3      0.0
EBITDA(1) ........    (0.2)     5.2      4.7      8.1      4.1      3.2      7.4      8.5      1.8     11.0      8.8      8.4
Cash flows from:
   Operating
    activities ...    (4.9)    10.3     (2.7)     2.2     (2.9)     8.7      4.2      6.6    (10.3)     9.5      5.2    (12.2)
   Investing
    activities ...    (0.8)    (0.8)   (12.2)    (6.7)   (34.6)    (5.6)    (2.1)    (2.3)   (16.2)    (8.3)    (1.3)     3.6
   Financing
    activities ...     6.0     (9.5)    36.0    (15.5)    26.9      1.6     (3.6)     0.1     18.5     (4.4)    (2.0)     5.0

- ----------
      (1) EBITDA represents income from operations before depreciation and amortization. EBITDA is used in certain financial covenants in the indenture relating to the Notes and is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA is not a measurement presented in accordance with generally accepted accounting principles. EBITDA should not be considered in isolation; as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles; or as a measure of the Company's profitability or liquidity. EBITDA as used in this Form 10-K may not be comparable to "EBITDA" as reported by other companies.

Impact of Year 2000 on the Company's System

      The Company has completed its assessment at its 34 locations that have computerized systems and has determined what changes, if any, need to be made so that such systems, which include information and non-information technology systems, will function properly with respect to dates in the year 2000 and thereafter to ensure that the Company's financial, information and operational systems are year 2000 compliant. The Company has developed a program to implement these changes, which consists of the following phases: (i) developing solutions for affected technology and systems; (ii) modifying or replacing affected technology and systems; (iii) testing and verifying solutions; (iv) implementing solutions; and (v) developing contingency plans. The Company has completed its year 2000 compliance at 21 of these locations, including its corporate office, which is its most important and most computer-reliant location. The Company intends to complete its compliance of its remaining 13 locations in November 1999. Total costs of approximately $800,000 are expected to be incurred for the year 2000 issues of which $200,000 had been incurred through June 30, 1999.

      The Company has communicated with those vendors and customers with whom the Company does significant business. The Company has received assurances from its five largest customers, which represented approximately 58% of the Company's transportation sales for fiscal 1999, its two major fuel suppliers, which provided approximately 69% of the Company's fuel requirements in fiscal 1999, and its three largest suppliers of parts and tires, which provided approximately 20% of the Company's requirements for parts and tires in fiscal 1999, that they are or will be year 2000 compliant by the end of 1999. A third party's failure to become year 2000 compliant or the Company's inability to become compatible with third parties with which the Company has a material relationship may have an adverse effect on the Company. Although initial responses from the Company's major customers and suppliers of fuel, parts and tires have assured the Company that they will be year 2000 compliant before the end of 1999, there can be no assurance that the Company's operations will not be materially adversely impacted by any potential systems problems incurred by such vendors or customers.

      The Company has developed its contingency plan for its facilities to provide for the most likely worst case scenarios regarding year 2000 compliance.

Effect of New Accounting Pronouncements

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 as of July 1, 1999 and anticipates reporting, as of the beginning of fiscal year 2000, a cost of $0.5 million described as the cumulative effect of a change in accounting principle. Such cost represents unamortized start-up costs as of June 30, 1999.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements, which appears on Page F-1 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 14, 1999, the Company dismissed its former independent accountants BDO Seidman LLP ("BDO") and engaged Arthur Andersen LLP to audit the Company's consolidated financial statements.

The decision to change the independent accountants was recommended and approved by the Company's board of directors.

      BDO served as the Company's independent public accountants for the years ended June 30, 1998 and 1997. The report of BDO on the Company's consolidated financial statements for those years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the years ended June 30, 1998 and 1997, and during the fiscal year 1999 prior to BDO's dismissal, the Company had no disagreements with BDO on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the members of the Board of Directors and executive officers of the Company as of September 28, 1999. Directors serve for a term of one year or until their successors are elected and qualified.

Name                             Age          Position
- ----                             ---          --------

Domenic Gatto ..............     50           Director, President and Chief
                                              Executive Officer
Nathan Schlenker ...........     61           Chief Financial Officer, Executive
                                              Vice President, Secretary and
                                              Treasurer
Jerome Dente ...............     53           Chief Operating Officer
Noel Cabrera ...............     39           Executive Vice President
David Kessler ..............     59           Vice President and Director of the
                                              Paratransit Division
Douglas Danforth ...........     77           Director
Sanjay Patel ...............     38           Chairman of the Board
Thomas Inglesby ............     42           Director

      Domenic Gatto, Director, President and Chief Executive Officer. Mr. Gatto has been President, Chief Executive Officer and a Director of the Company and AETG since their formations. Mr. Gatto, a Vietnam veteran, began his career in the school bus business as a bus driver and has been responsible for the development of all facets of the business of the Company and AETG.

      Nathan Schlenker, Chief Financial Officer, Executive Vice President, Secretary and Treasurer. Mr. Schlenker has been Chief Financial Officer of the Company since its formation, and has held such position at AETG since 1991. In November 1998, Mr. Schlenker was elected to serve as an Executive Vice President, Secretary and Treasurer of the Company and AETG. Prior to 1991 Mr. Schlenker was the Vice President of Finance of Feuer Leather Corporation, an international leather manufacturer and marketing firm. From 1973 until 1985, Mr. Schlenker was a partner of Ekstein, Ekstein & Schlenker, a firm of certified public accountants.

      Jerome Dente, Chief Operating Officer. Mr. Dente has been Chief Operating Officer since December 1997 and was Director of New York School Bus Operations for the Company from 1994 through 1997. Prior to 1994 Mr. Dente served 28 years as a Transportation Officer in the United States Army, achieving the rank of Colonel. Mr. Dente received a Master of Science in Transportation Management from Florida Institute of Technology, a Master of Arts in Strategic Studies from the U.S. Naval War College and a Bachelors of Science from Widener University.

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

      Douglas Danforth, Director. Mr. Danforth has been a Director of the Company and AETG since November 1998. He was Chairman of the Board and Chief Executive Officer of Westinghouse Electric Corporation from December 1983 until December 1987. From January 1988 to May 1998 he served as

Chairman and Chief Executive Officer of the Pittsburgh Pirates Baseball Club. He is a Director of Sola International, Inc. Dal-Tile Corporation and Greenwich Street Capital Partners.

      Sanjay Patel, Chairman of the Board. Mr. Patel has been Chairman of the Board since November 1998. He has been Senior Managing Director of GSCP, Inc., a merchant banking firm, since April 1998. Prior thereto he was a Managing Director of Goldman, Sachs & Co. from November 1996 to January 1998. He is a Director of Recovery Engineering, Inc.

      Thomas Inglesby, Director. Mr. Inglesby has been a Director of AETG and the Company since November 1998. Since 1997, Mr. Inglesby has been a Director of GSPC, Inc. He is Chairman of the Board of Teknekron Infoswitch Corporation as well as Check Printers, Inc. From 1994-1997, Mr. Inglesby was a Managing Director with Harbour Group in St. Louis, Missouri, an investment firm specializing in the acquisition of manufacturing companies in fragmented industries. Prior thereto he was an officer with The South Street Funds for three years.

      There are no family relationships between any of the aforementioned persons.

Item 11. EXECUTIVE COMPENSATION

      Directors who are employees of the Company or one of its subsidiaries or employees of the majority stockholder or its affiliates do not receive additional compensation for serving as directors. For his services as a Director, Mr. Danforth receives attendance fees (which shall not be less than $10,000 in the aggregate for any given fiscal year) of $2,500 for each meeting of the Board of Directors he attends in person or for telephone meetings of the Board of Directors for which substantial time is required and $500 for each other telephone meeting of the Board of Directors.

      The Company and AETG have entered into an employment agreement with Domenic Gatto which provides for his continued employment with the Company and AETG as President and Chief Executive Officer and to serve upon the Board of Directors of the Company and AETG until November 3, 2002, unless earlier terminated, subject to extension by the Board of Directors for up to three years. The employment term may be terminated with or without cause. The agreement provides for an annual base salary of $350,000 commencing November 4, 1998 ("Effective Date") subject to annual increases by a percentage equal to the percentage increase in the Regional CPI, provided that such increase shall in no event be more than 5% or less than 3% of the base salary. In addition the agreement provides for bonuses of $260,000 each on the six month and 12 month anniversary of the Effective Date. Upon the sale of 66% of the stock of AETG owned by the majority shareholder, an initial public offering of AETG or a merger, recapitalization or other similar event, Mr. Gatto is entitled to a bonus of up to $1,500,000. The agreement also contains covenants for non-competition, non-solicitation and confidentiality upon the termination of the employment.

      The Company and AETG have entered into an employment agreement with Nathan Schlenker which provides for his continued employment with the Company as Chief Financial Officer, commencing on the Effective Date and expiring on November 3, 1999, unless earlier terminated, subject to extension by the Board of Directors for one year. The employment term may be terminated with or without cause. The agreement provides for a base salary of $205,000 per annum. The agreement also contains covenants for non-competition, non-solicitation and confidentiality upon the termination of the employment. This agreement was extended for one year on September 3, 1999.

                           Summary Compensation Table
                             Annual Compensation (1)

                                          Fiscal                                   Other Annual      All Other
Name and Principal Position                Year       Salary            Bonus       Compensation    Compensation
                                           ----       ------            -----       ------------    ------------
Domenic Gatto .........................    1997     $489,948        $     --        $ 94,292(2)     $       --
President and Chief Executive Officer      1998     $519,884        $  7,500        $105,774(2)     $       --
                                           1999     $433,122        $     --        $106,353(2)     $  260,000(3)

Michael Gatto .........................    1997     $327,200        $     --        $ 42,224(4)     $       --
Former Executive Vice President            1998     $346,213        $  7,500        $ 42,224(4)     $       --
and Secretary                              1999     $134,792(5)     $     --        $  6,408(4)     $       --

Patrick Gatto .........................    1997     $327,000        $     --          42,224(4)     $       --
Former Executive Vice President and        1998     $346,213        $  7,500        $ 42,224(4)     $       --
Treasurer                                  1999     $134,792(5)           --           6,408(4)     $       --

Nathan Schlenker ......................    1997     $200,403        $ 17,000        $     --        $       --
Chief Financial Officer, Executive Vice    1998     $205,393        $ 16,000        $     --        $       --
President, Secretary and Treasurer         1999     $208,487        $  3,500        $     --        $       --

Jerry Dente(6) ........................
Chief Operating Officer                    1999     $116,154        $  8,000        $     --        $       --

Noel Cabrera(6) .......................
Executive Vice President                   1999     $103,731        $  3,000        $     --        $       --

- ----------

(1) There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals named in the table. There is no applicable defined benefit plan under which benefits are determined other than 401(k) and deferred compensation contributions made.

(2) Includes (i) $25,800 for automobile allowance; (ii) $35,000 for life insurance allowance; (iii) $7,095 for disability insurance allowance in 1999 and $6,516 for disability insurance allowance in 1998 and 1997, respectively; and (iv) $38,458 for vacation time not taken in 1998 and 1999, respectively and $26,976 for vacation time not taken in 1997.

(3) Bonus in relation to change of control (see Note 4 to Consolidated Financial Statements).

(4) Includes (i) $6,408 for automobile allowance in 1999 and $19,224 for automobile allowance in 1998 and 1997, respectively; and (ii) $23,000 for life insurance allowance in 1998 and 1997, respectively.

(5) Representing compensation from July 1998 through November 1998 for fiscal year 1999.

(6) For 1997 and 1998, this executive's compensation has been omitted in accordance with Securities and Exchange Commission rules.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      AETG owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of AETG as of September 28, 1999 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of AETG; (iii) AETG's Chief Executive Officer and the other executive officers listed in the Summary Compensation Table above; and (iv) all current directors and executive officers of AETG as a group.

                                                                  Percentage of
                                                  Number         all Outstanding
       Name(1)                                  of Shares        Shares Owned(9)
       -------                                  ---------        ---------------

      Domenic Gatto ..................         61,491.17(5)             6.78%
      Michael Gatto ..................             --                     --
      Patrick Gatto ..................             --                     --
      Nathan Schlenker ...............            504.98(6)             0.06%
      Jerry Dente ....................             --                     --
      Noel Cabrera ...................            504.98(7)             0.06%
      Douglas Danforth(2) ............            625.00(8)             0.07%
      Sanjay Patel(3) ................             --                     --
      Thomas Inglesby(3) .............             --                     --
      GSCP II Holdings (AE), LLC(4) ..        807,173.60               89.43%
      All directors and executive
           officers of AETG as a group         63,126.13
           (4 persons) ...............         (5)(6)(7)(8)             6.95%

(1) Unless otherwise indicated, the business address of each beneficial owner is c/o Atlantic Express Transportation Group, Inc., 7 North Street, Staten Island, New York 10302-1205 and each beneficial owner has sole voting power and investment power (or shares such power with his spouse) with respect to all shares of capital stock listed as owned by such beneficial owner.

(2) The business address of Mr. Danforth is c/o Executive Associates, One PPG Place, Suite 2210, Pittsburgh, Pennsylvania 15222.

(3) The business address of Messrs. Patel and Inglesby is c/o Greenwich Street Capital Partners, Inc. 388 Greenwich Street, 36th Floor, New York, New York 10013.

(4) The business address of GSCP II Holdings (AE), LLC is 388 Greenwich Street, 36th Floor, New York, New York 10013.

(5) Includes 4,039.8 shares of Common Stock of AETG issuable upon exercise of options exercisable on November 4, 1998 at a price of $100.00 per share.

(6) Shares of Common Stock of AETG issuable upon exercise of options exercisable on November 4, 1998 at a price of $100.00 per share.

(7) Shares of Common Stock of AETG issuable upon exercise of options exercisable on November 4, 1998 at a price of $100.00 per share.

(8) Shares of Common Stock of AETG issuable upon exercise of currently exercisable warrants at a price of $100.00 per share.

(9) Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.

      Acquisition of AETG. On October 27, 1998, the holders of a majority in principal amount of the Company's Notes consented to an amendment to the Indenture relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the Indenture so that the Company would not be required as a result of the Recapitalization to offer to purchase all of the Notes then outstanding at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued interest to the date of repurchase. On November 4, 1998 the Recapitalization was consummated. As a result, Buyer acquired an approximately 88% equity interest in a recaptalized AETG.

      The Recapitalization, including the related transaction costs and expenses, incurred by the Buyer, Wafra Acquisition Fund 4, LP. ("Wafra"), Domenic, Michael and Patrick Gatto (the "Gatto's") (except for costs relating to the Consent) were funded by equity capital provided to AETG by the Buyer. 50% of the costs associated with the Consent were funded by equity capital provided to AETG by the Buyer and the balance of such costs were funded by equity capital provided to AETG by Domenic Gatto and Wafra.

      In connection with the Recapitalization, AETG's authorized stock was amended to consist of a single class of common stock. Previously, AETG was authorized to issue 228 shares of Common Stock with no par value of which 88 shares with no par value were issued and outstanding and 72 shares of Preferred Stock with a per share $.01 par value of which 72 shares were issued and outstanding. On November 4, 1998, AETG amended its Certificate of Incorporation to authorize the issuance of 1,650,000 shares of Common Stock with a per share $.001 par value and to eliminate all authorized Preferred Shares. Each share of Common Stock and Preferred Stock were exchanged for 7954.545 shares of Common Stock. Buyer acquired approximately 88% of the Common Stock of the recapitalized AETG, and AETG repurchased all of the shares of AETG held by Michael and Patrick Gatto and a portion of shares held by Domenic Gatto and Wafra, which left them approximately 8% and 4% of the Common Stock, respectively.

      At the closing of the Recapitalization Agreement, Domenic Gatto, the founder, a Director, President and Chief Executive Officer of the Company, and Nathan Schlenker, Chief Financial Officer, Executive Vice President, Secretary and Treasurer of the Company, entered into new employment agreements with the Company and AETG and option agreements with AETG. Domenic Gatto's brother, Michael Gatto resigned as a Director, Executive Vice President and Secretary of the Company, and his brother, Patrick Gatto, resigned as a Director, Executive Vice President and Treasurer of the Company.

      As part of the Recapitalization, the Stockholders' Agreement dated as of February 28, 1994 among AETG, the Gatto's and Wafra was terminated. The Buyer and the other stockholders of AETG, including Domenic Gatto and Wafra, entered into a new Stockholders' Agreement (the New Stockholders Agreement") dated as of November 4, 1998.

      The Stockholders Agreement provides for, among other things (i) election of five directors, a majority of whom would be designated by the Buyer and which would include Domenic Gatto for so long as he is employed by AETG; (ii) removal of any director, with or without cause, upon notification by the Buyer of its desire for such removal; and (iii) replacement of any director designated by the Buyer who ceases to serve on the board of directors with another designee of the Buyer.

      The Stockholders Agreement also contains provisions that, among other things and subject to certain exceptions, including any restrictions imposed by applicable law or by AETG's or the Company's debt agreements (i) provide for put and call rights in the event Domenic Gatto or a Management Stockholder (as defined in the Stockholders Agreement) is no longer employed by the Company;
(ii) provide for put rights for Wafra upon the sixth anniversary of the Stockholders Agreement or upon the sale by Domenic Gatto of all his shares of common stock of AETG; (iii) restrict the ability of Domenic Gatto and the Management Stockholders to transfer their respective ownership interests, other than in certain limited circumstances or by transfers to Permitted Transferees (as defined in the Stockholders Agreement); (iv) restrict the ability of Wafra and a certain other stockholder to transfer their respective ownership interests other than in certain limited circumstances; (v) provide in certain circumstances for demand and piggyback registration rights for the Buyer and its affiliates that own Common Stock of AETG and for demand registration rights for Wafra, the costs of such registrations to be borne by AETG; (vi) provide tag-along rights to the remaining stockholders to participate in certain sales by the Buyer of common stock of

AETG; and (vii) provide drag along rights pursuant to which the stockholders would agree to sell their shares of common stock to an independent third party if the Buyer approves such a sale.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to and in contemplation of the Recapitalization, AETG sold its wholly owned subsidiary G. Entertainment, Inc. along with its wholly owned subsidiaries (collectively "G. Entertainment"), which made up AETG's entertainment business, to the Gatto's. Three subsidiaries of G. Entertainment were collectively indebted to the Company in the amount of $4.8 million as of June 30, 1997 pursuant to the Entertainment Note. Such indebtedness resulted from numerous intercompany loans among the various subsidiaries of AETG prior to the formation of the Company. During the last quarter of fiscal 1998, two of these subsidiaries suffered a precipitous decline and the Company took a $4.6 million non-recurring charge and wrote the Entertainment Note down to $510,000. On November 4, 1998, after receiving a fairness opinion issued by an investment bank of national standing, the Company sold the Entertainment Note to the Gatto's. The sale price was $510,000 (the book value of the note), plus an amount equal to one-half of the net proceeds received from any sale of assets of two of these subsidiaries within a 12 month period from the date of closing. As of September 21, 1999 there has been no sale of assets and the Company will have no interest in any proceeds from a sale of assets after November 4, 1999.

      The Company's Coach Division is operated through its wholly owned subsidiary, Atlantic Express Coachways, Inc. ("Coachways"), which leases "Park & Ride" and administrative facilities from Showplace Bowling Center, Inc. ("Showplace"), a wholly owned subsidiary of G. Entertainment. The administrative facilities consist of an office and ticket sales facilities. The lease also provides for use of parking facilities for commuters who purchase express tickets on Coachways' express bus service between Staten Island and Manhattan in New York City. The lease, which is for a term of 10 years, with two five year renewal options, commenced July 1, 1995 for an annual base rental of $180,000. The Company believes that the rental reflects the reasonable market value for the lease.

      Staten Island Bus, Inc., a wholly owned subsidiary of the Company, leases a facility from Dom-Rich Associates, Inc. a wholly owned subsidiary of G. Entertainment. The lease, which is for a term of five years, with two five-year renewal options, commenced January 1, 1997 for an annual base rental of $48,000. The Company believes that the rental reflects the reasonable market value for the lease.

      GSCP, Inc. ("GSCP"), an affiliate of Buyer, AETG and the Company entered into a Financial Services Agreement (the "FSA") dated as of November 4, 1998. Under the FSA, AETG and the Company engaged GSCP as financial advisor to, among other things, provide assistance to each of AETG and the Company in connection with its financial and business affairs, its banking and other business relationships, and the operating and expansion of its business. The FSA expires in 2008, subject to early termination by GSCP upon 15 days notice to AETG and the Company or termination upon certain events after which the Buyer no longer retains voting control of AETG and the Company. AETG and the Company pay GSCP an annual advisory fee of $500,000 throughout the term of the FSA.

      On February 23, 1999, the Company entered into an agreement with Atlantic Transit, Corp. ("ATC"), a wholly owned subsidiary of AETG, whereby the Company agreed to provide general administrative services such as payroll, accounts payable, bookkeeping and accounting services in exchange for a monthly fee equal to the product of $30.00 times the total number of revenue vehicles maintained by ATC and its wholly owned subsidiaries. In fiscal 1999, the Company generated $44,010 in fees for these services.

      On March 1, 1999 the Company entered into a tax sharing agreement with ATC and AETG whereby each of the parties agreed to file consolidated tax returns and contribute their portion of income tax liability based upon each of their respective taxable income.

      Effective April 1, 1999, the Company sold five subsidiaries, acquired during the second quarter of fiscal 1999, to an affiliate for a price equal to its original investment in these subsidiaries plus their net earnings since the dates of acquisition. In addition to the sales price of $7.5 million, the Company was repaid $2.8 million of inter-company advances made to these subsidiaries.

      At June 30, 1999, the Company had a non-interest bearing receivable from AETG of $831,117. Such amount arose as a result of advances to AETG.

      Commencing August 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit fifteen percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchases of any such vehicles.

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

      (b) Reports on Form 8-K

      The Company filed a report of Form 8-K on November 10, 1998 regarding the consummation of the Recapitalization and the change of control of the Company and AETG.

      The Company filed a report of Form 8-K on June 18, 1999 regarding the selection of a new firm to serve as the Company's independent accounts.

      (c) Exhibits

      The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith (or incorporated by reference) in response to this Item.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC EXPRESS TRANSPORTATION CORP.

                                        By: /s/ DOMENIC GATTO
                                            ------------------------------------
                                            Domenic Gatto
                                            Director, President and Chief
                                            Executive Officer
                                            Date: September 29, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                            Date
- ----                        -----                            ----


/s/ DOMENIC GATTO           Director, President and Chief    September  29, 1999
- ------------------------    Executive Officer
    Domenic Gatto


/s/ NATHAN SCHLENKER        Chief Financial Officer,         September  29, 1999
- ------------------------    Executive Vice President,
    Nathan Schlenker        Secretary and Treasurer


/s/ DOUGLAS DANFORTH        Director                         September  29, 1999
- ------------------------
    Douglas Danforth


/s/ SANJAY PATEL            Chairman of the Board            September  29, 1999
- ------------------------
    Sanjay Patel


/s/ THOMAS INGLESBY         Director                         September  29, 1999
- ------------------------
    Thomas Inglesby

             Atlantic Express Transportation Corp. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                           PAGE
                                                                           ----

Report of Independent Public Accountants ...........................        F-2

Report of Independent Certified Public Accountants .................        F-3

Consolidated Balance Sheets as of June 30, 1998 and 1999 ...........        F-4

Consolidated Statements of Operations for the Years Ended
June 30, 1997, 1998 and 1999 .......................................        F-5

Consolidated Statements of Stockholder's Equity for the
Years Ended June 30, 1997, 1998 and 1999 ...........................        F-6

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1997, 1998 and 1999 .................................    F-7-F-8

Notes to Consolidated Financial Statements .........................   F-9-F-22

Schedule II - Valuation and Qualifying Accounts for the
Years Ended June 30, 1997, 1998 and 1999 ...........................       F-23

                    Report of Independent Public Accountants

To the Board of Directors and Stockholder of Atlantic Express Transportation Corp.

      We have audited the accompanying consolidated balance sheet of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements for the year ended June 30, 1999, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   Arthur Andersen LLP


New York, New York
September 10, 1999

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Atlantic Express Transportation Corp.

      We have audited the accompanying consolidated balance sheet of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the two years in the period then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements for the years ended June 30, 1997 and 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


BDO Seidman, LLP


New York, New York
September 18, 1998

             Atlantic Express Transportation Corp. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                  June 30,
                                                                        ---------------------------
                                                                            1998           1999
                                                                        ------------   ------------
                              Assets
Current:
     Cash and cash equivalents ......................................   $ 13,772,537   $    855,983
     Current portion of marketable securities .......................        850,000      3,842,000
     Accounts receivable, net of allowance for doubtful accounts of
       $1,520,000 and $1,640,000 in 1998 and 1999, respectively .....     37,310,006     48,468,255
     Inventories ....................................................     10,762,839     15,215,018
     Notes receivable ...............................................      1,182,425         31,964
     Prepaid expenses and other current assets ......................      5,692,610      6,190,766
                                                                        ------------   ------------
               Total current assets .................................     69,570,417     74,603,986
                                                                        ------------   ------------

Property, plant and equipment, at cost, less accumulated depreciation     99,887,054    119,138,827
                                                                        ------------   ------------

Other assets:
     Goodwill, net ..................................................     12,469,422     12,143,514
     Note receivable from affiliates ................................        510,000           --
     Investments ....................................................        229,000         35,000
     Marketable securities ..........................................      7,027,937      5,869,380
     Deferred lease expense .........................................        334,115        148,155
     Transportation contract rights, net ............................      3,807,743      3,408,096
     Deferred financing and organization costs, net .................      8,310,723      8,018,053
     Due from parent company ........................................        672,589        831,117
     Notes receivable ...............................................         25,000         11,494
     Deposits and other noncurrent assets ...........................      1,394,301      3,248,336
     Deferred tax assets ............................................      2,087,000      3,935,981
     Covenant not to compete, net ...................................        160,000        120,000
                                                                        ------------   ------------
               Total other assets ...................................     37,027,830     37,769,126
                                                                        ------------   ------------
                                                                        $206,485,301   $231,511,939
                                                                        ============   ============
               Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ..............................   $    641,574   $ 21,411,180
     Accounts payable ...............................................      2,250,615      2,453,411
     Accrued compensation ...........................................      4,703,334      7,392,071
     Current portion of insurance reserve ...........................      3,657,442      4,500,000
     Accrued interest ...............................................      6,776,630      6,890,810
     Other accrued expenses and current liabilities .................      4,158,333      3,992,443
                                                                        ------------   ------------
               Total current liabilities ............................     22,187,928     46,639,915
                                                                        ------------   ------------

Long-term debt, net of current portion ..............................    157,284,116    159,921,440
                                                                        ------------   ------------
Premium on bond issuance ............................................      1,202,550        987,150
                                                                        ------------   ------------
Other long-term liabilities .........................................      5,641,135      3,023,529
                                                                        ------------   ------------

Commitments and contingencies

Stockholder's equity:
     Common stock, no par value, authorized shares 200; issued and
          outstanding 100 ...........................................        250,000        250,000
     Additional paid-in capital .....................................     13,188,926     15,898,517
     Accumulated other comprehensive income .........................        376,293        925,950
     Retained earnings ..............................................      6,354,353      3,865,438
                                                                        ------------   ------------
               Total stockholder's equity ...........................     20,169,572     20,939,905
                                                                        ------------   ------------
                                                                        $206,485,301   $231,511,939
                                                                        ============   ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                     Consolidated Statements of Operations

                                                                            Year Ended June 30,
                                                              -----------------------------------------------
                                                                  1997             1998             1999
                                                              -------------    -------------    -------------
Revenues:
     Transportation Operations ............................   $ 166,078,034    $ 203,073,256    $ 239,784,127
     Bus Sales Operations .................................            --         58,844,938       81,739,086
                                                              -------------    -------------    -------------
Total revenues ............................................     166,078,034      261,918,194      321,523,213
                                                              -------------    -------------    -------------
Costs and expenses:
     Cost of Operations- Transportation Operations ........     136,068,428      166,120,186      195,760,472
     Cost of Operations- Bus Sales Operations .............            --         51,268,341       73,845,585
     General and administrative ...........................      12,199,150       21,337,867       21,901,559
     Depreciation and amortization ........................      10,417,187       11,378,390       12,354,728
                                                              -------------    -------------    -------------
Total operating costs and expenses ........................     158,684,765      250,104,784      303,862,344
                                                              -------------    -------------    -------------
          Income from operations ..........................       7,393,269       11,813,410       17,660,869
Interest expense, net .....................................      (8,739,065)     (17,751,883)     (20,322,279)
Other income (expense) ....................................         133,977          207,686         (224,276)
                                                              -------------    -------------    -------------
          Loss before nonrecurring items, benefit
               from income taxes and extraordinary items ..      (1,211,819)      (5,730,787)      (2,885,686)

Nonrecurring items:
          Write-down of note receivable from affiliates ...            --          4,614,597             --
          Recapitalization expense ........................            --               --          1,223,161
                                                              -------------    -------------    -------------
          Loss before benefit from income taxes and
               extraordinary items ........................      (1,211,819)     (10,345,384)      (4,108,847)
Benefit from income taxes .................................         600,936        3,224,453        1,848,981
                                                              -------------    -------------    -------------
               Loss before extraordinary items ............        (610,883)      (7,120,931)      (2,259,866)
Extraordinary items:
          Loss on early extinguishment of debt, net
               of tax benefit of $390,000 .................        (526,974)            --               --

          Write-off of unamortized deferred finance
               charges, net of tax benefit of $368,000 as a
               result of refinancing ......................        (525,943)            --               --
                                                              -------------    -------------    -------------
Net loss ..................................................   $  (1,663,800)   $  (7,120,931)   $  (2,259,866)
                                                              =============    =============    =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                Consolidated Statements of Stockholder's Equity

                    Years ended June 30, 1997, 1998 and 1999

                                                                                                   Accumulated
                                                                                                       other
                                          Common stock        Additional          Retained         comprehensive
                                          No par value      paid-in capital       earnings             income              Total
                                        ----------------   -----------------   ---------------    ----------------     -------------
Balance, July 1, 1996 .............       $    250,000       $ 13,188,926       $ 16,046,551        $       --         $ 29,485,477
Net loss ..........................               --                 --           (1,663,800)               --           (1,663,800)
Distributions to parent
   company ........................               --                 --             (349,512)               --             (349,512)
Unrealized gain on
   marketable securities ..........               --                 --                 --               142,032            142,032
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997 ............       $    250,000       $ 13,188,926       $ 14,033,239        $    142,032       $ 27,614,197
Net loss ..........................               --                 --           (7,120,931)               --           (7,120,931)
Distributions to parent
   company ........................               --                 --             (557,955)               --             (557,955)
Unrealized gain on
   marketable securities ..........               --                 --                 --               234,261            234,261
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 ............       $    250,000       $ 13,188,926       $  6,354,353        $    376,293       $ 20,169,572
Contribution for
   recapitalization expense .......               --            2,709,591               --                  --            2,709,591
Net loss ..........................               --                 --           (2,259,866)               --           (2,259,866)
Distributions to parent
   company ........................               --                 --             (229,049)               --             (229,049)
Unrealized gain on
   marketable securities ..........               --                 --                 --               549,657            549,657
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 ............       $    250,000       $ 15,898,517       $  3,865,438        $    925,950       $ 20,939,905
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                            Years Ended June 30,
                                                                --------------------------------------------
                                                                    1997            1998            1999
                                                                ------------    ------------    ------------
Cash flows from operating activities:
          Net loss ..........................................   $ (1,663,800)   $ (7,120,931)   $ (2,259,866)

Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Gain on sale of marketable securities and
               investments ..................................           --          (675,398)     (1,274,138)
          Deferred income taxes .............................     (1,490,000)     (2,487,000)     (1,848,981)
          Depreciation ......................................      9,555,463      10,040,403      10,611,931
          Amortization ......................................      1,311,212       2,808,394       2,431,548
          Write-off of doubtful accounts receivable .........        500,000         973,810            --
          Reserve for doubtful accounts receivable ..........        250,000       1,270,000         120,000
          Interest accrued on note receivable ...............           --          (326,287)           --
          Write down of note receivable from affiliates .....           --         4,614,597            --
          Recapitalization expense ..........................           --              --         1,223,161
          Transfer (to) from restricted cash ................     (1,194,408)      2,314,408            --
          Extraordinary items ...............................      1,836,312            --              --
          Decrease (increase) in:
               Accounts receivable ..........................     (5,786,498)     (3,572,192)    (11,278,249)
               Inventories ..................................       (974,816)       (132,564)     (4,452,179)
               Prepaid expenses and other current assets ....        133,708        (339,873)       (498,156)
               Deferred lease expense .......................        166,796         154,097         185,960
               Deposits and other noncurrent assets .........       (485,179)         (5,882)     (1,854,035)
          Increase (decrease) in:
               Accounts payable .............................       (996,133)       (237,588)        202,796
               Accrued expenses and other current liabilities      2,092,428       6,635,557       3,479,585
               Other long-term liabilities ..................      1,601,137       2,644,117      (2,617,606)
                                                                ------------    ------------    ------------
               Net cash provided by (used in) operating
                    activities ..............................      4,856,222      16,557,668      (7,828,229)
                                                                ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                           Year Ended June 30,
                                                               -----------------------------------------------
                                                                   1997             1998             1999
                                                               -------------    -------------    -------------
Cash flows from investing activities:
          Acquisition of subsidiaries (net of cash acquired
               of $207,441) ................................   $        --      $ (21,278,334)   $        --
          Proceeds from sale of fixed assets ...............            --            842,751             --
          Additions to property, plant and equipment .......     (14,441,800)     (21,318,994)     (23,808,346)
          Purchase of transportation contract rights .......        (873,192)          (1,660)         (80,532)
          Due from affiliates ..............................        (303,999)        (697,925)        (158,528)
          Notes receivable .................................         161,832         (314,515)       1,673,967
          Marketable securities and investments ............      (5,027,665)      (1,789,879)         184,352
                                                               -------------    -------------    -------------
               Net cash used in investing activities .......     (20,484,824)     (44,558,556)     (22,189,087)
                                                               -------------    -------------    -------------
Cash flows from financing activities:
          Proceeds of additional borrowings ................     118,473,894       42,864,754       18,564,608
          Principal payments on borrowings .................     (79,580,780)     (13,532,291)      (1,213,037)
          Deferred financing and organization costs ........      (6,975,554)      (3,819,973)         (21,760)
          Other ............................................        (681,327)        (557,954)        (229,049)
                                                               -------------    -------------    -------------
               Net cash provided by financing activities ...      31,236,233       24,954,536       17,100,762
                                                               -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents .......      15,607,631       (3,046,352)     (12,916,554)
Cash and cash equivalents, beginning of year ...............       1,211,258       16,818,889       13,772,537
                                                               -------------    -------------    -------------
Cash and cash equivalents, end of year .....................   $  16,818,889    $  13,772,537    $     855,983
                                                               =============    =============    =============
Supplemental disclosures of cash flow information:
          Cash paid during the year for:
               Interest ....................................   $   3,181,000    $  15,485,695    $  18,936,487
               Income taxes ................................         222,000          408,542          187,292

Supplemental schedule of noncash investing and
          financing activities:
          Loans incurred for purchase of property, plant and
               equipment ...................................   $  11,887,542    $   6,368,900    $   6,055,359
          Use of restricted cash to pay down debt ..........         750,000             --               --
          Transfer of bus from inventory to fixed assets ...            --             47,558             --
          Additional paid-in capital contributed for
               bondholder consent fees and expenses ........            --               --          2,709,591

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Company Structure

      Prior to January 30, 1997, Atlantic Express Transportation Group, Inc. ("AETG") (the parent company) operated in two industries, transportation and entertainment. On January 30, 1997, AETG transferred all operating assets and liabilities pertaining to the transportation operations to a newly formed company called Atlantic Express Transportation Corp. ("AETC"), which became the new parent company of the companies operating in the transportation industry. The accompanying consolidated financial statements give effect to the January 30, 1997 restructuring as if it had occurred prior to July 1, 1996 and therefore, present the financial position and results of operations of the transportation companies for all periods presented.

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

      Revenue Recognition

      Transportation Operations- Revenues are recognized when services are performed.

      Bus Sales Operations- Revenues are recognized when vehicles are delivered to customers.

      Property, Plant and Equipment

      Property, plant and equipment are stated at cost and depreciated utilizing primarily the straight-line method over the lives of the related assets. The useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

                                                                   Years
                                                                   -----
         Building and improvements ............................   15-31.5
         Transportation equipment. ............................    5-15
         Other ................................................    3-7

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

      Transportation Contract Rights

      Transportation contract rights primarily represent the value the Company assigns to the excess of cost of investments in school bus companies in excess of the book value of these companies. In addition, AETC has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. These costs are amortized over the lesser of the expected life of the contracts or 12 years. The Company reviews the value assigned to transportation contract rights annually to determine if they have been impaired in value. The amount of any impairment would be charged against income. Accumulated amortization at June 30, 1998 and 1999 was $2,157,836 and $2,589,848, respectively.

      Deferred Financing, Goodwill and Other Costs

      Deferred financing costs are amortized over the life of the related debt. Goodwill is amortized over 40 years and all other costs are amortized on a straight-line basis over five years. The Company reviews the value assigned to the above mentioned assets annually to determine if they have been impaired in value. The amount of any impairment would be charged against income. Accumulated amortization at June 30, 1998 and 1999 was $2,497,732 and $4,703,403,
respectively.

      Insurance Reserves

      Insurance reserves of $9,198,577 and $7,523,529 as of June 30, 1998 and 1999, respectively, represents claim reserves liabilities for the Company's self-insurance programs. Until December 31, 1998, the Company maintained self-insurance programs for auto liability and workers compensation claims for the first $250,000 of any one occurrence. In addition, the Company purchased aggregate and specific stop loss insurance. The current portion of these liabilities represents the payments expected to be made during the next fiscal year.

      Income Taxes

      AETC follows the liability method under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The primary objectives of accounting for taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in AETC's financial statements or tax returns.

      AETC files consolidated federal and state income tax returns with its parent, affiliates and fellow subsidiaries. The income tax charge or benefits allocated to AETC is based upon the proportion of AETC's income or loss to that of the consolidated group.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures of certain assets and liabilities. Actual results could differ from those estimates.

      Fair Value of Financial Instruments

      The carrying value of financial instruments including cash and cash equivalents, accounts receivable including retainage, notes receivable, accounts payable, and long-term debt approximated fair value as of June 30, 1998 and 1999 due to either short maturity or terms similar to those available to similar companies in the open market. Marketable securities, classified as available-for-sale, are valued at quoted market value.

      Long-Lived Assets

      Long-lived assets, such as intangible assets and property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which became effective for fiscal 1997. No write-downs have been necessary through June 30, 1999.

      New Accounting Pronouncement

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 as of July 1, 1999 and anticipates reporting as of the beginning of fiscal year 2000 a cost described as the cumulative effect of a change in accounting principle, of $0.5 million. Such cost represents unamortized start-up costs as of June 30, 1999.

      Reclassification

      Certain amounts in the prior years financial statements have been reclassified to conform with the 1999 presentation.

4. Acquisition of AETG

      On October 27, 1998, the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the Indenture (the "Consent") relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the Indenture. On November 4, 1998 the Recapitalization was consummated. As a result, GSCP II Holdings (AE), LLC, ("Buyer") an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, acquired an approximately 88% equity interest in a recapitalized Atlantic Express Transportation Group, Inc. ("AETG") which owns all of the issued and outstanding shares of capital stock of the Company

5. Accounts Receivable and Retainage

      In the quarter ended December 31, 1997 AETC recorded a $1.8 million provision for doubtful accounts in relation to a portion of its accounts receivable. The majority of the accounts subject to the provision arose between August 1993 and August 1996 from billing issues in relation to non-core business. The Company had received correspondences indicating the customer's willingness to discuss these billing issues, but during the last quarter of 1997, after prolonged discussions, the Company determined that it would have to litigate with its largest customer to collect these amounts and decided to establish a provision for doubtful accounts relating to this matter. An additional $0.5 million was provided in the quarter ended June 30, 1998 (See
Note 13). The Company's policy is to review all receivables on a quarterly basis to determine collectability and provide currently for any allowances or reserves.

      Pursuant to certain municipal school bus contracts and paratransit contracts, certain contractual amounts (retainage) are withheld from billings as a guarantee of performance by AETC. At June 30, 1998 and 1999 retainage of $5,311,258 and $3,906,908, respectively, is classified as current and is included in accounts receivable in the accompanying consolidated balance sheets. In addition, $1,058,559 of retainage is classified as non-current for the fiscal year ended June 30, 1999. At June 30, 1998 there was no retainage due in excess of one year.

6. Inventories

      Inventories are comprised of the following:

                                                        June 30,
                                                 1998              1999
                                             -----------------------------
      Parts and fuel .................       $ 3,921,237       $ 3,919,018
      Buses held for sale ............         6,841,602        11,296,000
                                             -----------       -----------
                                             $10,762,839       $15,215,018
                                             ===========       ===========

7. Cash and Cash Equivalents

      Included in cash and cash equivalents is $2,825,043 and $658,001 at June 30, 1998 and 1999 respectively, which represents cash equivalents of a captive insurance company subsidiary which are only available for use by that subsidiary.

8. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                        June 30,
                                              ----------------------------
                                                  1998            1999
                                              ------------    ------------
      Land ...............................    $  9,379,373    $  9,824,758
      Building and improvements ..........      21,121,690      23,332,818
      Construction-in-progress ...........       1,179,969            --
      Transportation equipment ...........     140,009,989     162,802,019
      Machinery and equipment ............      12,907,155      17,711,814
      Furniture and fixtures .............       2,780,433       3,468,240
                                              ------------    ------------
                                               187,378,609     217,139,649
      Less: Accumulated depreciation .....      87,491,555      98,000,822
                                              ------------    ------------
                                              $ 99,887,054    $119,138,827
                                              ============    ============

      Effective January 1, 1998, AETC reassessed the useful lives of certain fixed assets (primarily vehicles) and as a result adjusted the remaining lives of these assets and the corresponding depreciation charges. This resulted in a decrease of $1.8 million and $3.6 million in depreciation expense for the years ended June 30, 1998 and 1999, respectively.

9. Marketable Securities

      The amortized cost and estimated fair value of the marketable securities are as follows:

                                                                 June 30, 1999
                                                    -------------------------------------------
                                                                      Gross
                                                                    unrealized
                                                       Cost         gain (loss)      Fair value
                                                    ----------      ----------       ----------
      Available-for-sale:
           Equity securities .................      $5,711,536      $  974,597       $6,686,133
           U.S. Treasury and other
                   government debt
                   securities ................       3,073,894         (48,647)       3,025,247
                                                    ----------      ----------       ----------
                   Total marketable securities      $8,785,430      $  925,950       $9,711,380
                                                    ==========      ==========       ==========

                                                                 June 30, 1998
                                                    -------------------------------------------
                                                                      Gross
                                                                    unrealized
                                                       Cost            gain          Fair value
                                                    ----------      ----------       ----------
      Available-for-sale:
           Equity securities .................      $4,895,268      $  291,991       $5,187,259
           U.S. Treasury and other
                   government debt
                   securities ................       2,606,376          84,302        2,690,678
                                                    ----------      ----------       ----------
                   Total marketable securities      $7,501,644      $  376,293       $7,877,937
                                                    ==========      ==========       ==========

      The above marketable securities are held by a captive insurance subsidiary and are available for use only by that company. At June 30, 1999 marketable securities of approximately $5.5 million are pledged as collateral for $3.4 million of letters of credit issued by the captive insurance company.

      Of the marketable securities, while all are available for use in the ordinary course of business of the captive insurance company subsidiary, $3,842,000 has been classified as current in accordance with that subsidiary's cash on hand and expected payments of claims in the next fiscal year.

      Contractual maturity dates of the above securities are as follows:

                                                   Cost         Fair Value
                                                ----------      ----------
      2001 ...............................      $  102,118      $  101,266
      2002 ...............................         261,556         258,140
      2004-2008 ..........................         658,136         633,353
      2013-2027 ..........................       2,052,084       2,032,488
      No maturity date (equity securities)       5,711,536       6,686,133
                                                ----------      ----------
                                                $8,785,430      $9,711,380
                                                ==========      ==========

      Net realized gains on marketable securities for the year ended June 30, 1998 and June 30, 1999 amounted to $675,000 and $1,213,000 respectively, are included in revenues of the captive insurance company.

10. Debt

      The following represents the debt outstanding at June 30, 1998 and 1999.

                                                                                June 30,
                                                                       ---------------------------
                                                                           1998           1999
                                                                       ------------   ------------
      10 3/4% Senior Secured Notes, due February 2004, with
              interest payable on February 1 and August 1
              annually (a)  ........................................   $150,000,000   $150,000,000

      8% mortgage on real estate located in Chittenango, New
              York, due July 1, 2002 (b) ...........................        709,874        681,463

      8% mortgage on real estate located in Bordentown, New
              Jersey, due July 1, 2002 (b) .........................      1,434,255      1,376,853

      Revolving line of credit (c) .................................      1,464,754     20,029,362

      Various notes payable secured by transportation
              equipment, with interest from 8%-9.3%  ...............      4,316,807      9,244,942
                                                                       ------------   ------------
                                                                        157,925,690    181,332,620

      Less: Current portion ........................................        641,574     21,411,180
                                                                       ------------   ------------
                                                                       $157,284,116   $159,921,440
                                                                       ------------   ------------

      ----------
      (a) On February 4, 1997, AETC issued $110,000,000 of 10 3/4% Senior Secured Notes due 2004 (the "Original Notes"). The net proceeds from the sale of the Original Notes were used to repay its existing indebtedness, buy-out certain leases and for certain other corporate purposes. Such notes contain various covenants, including limitations on payments of dividends.

            In August 1997, AETC issued $40,000,000 aggregate principal amount of 10 3/4% Senior Secured Notes due 2004 (the "Additional Notes"). The Additional Notes were issued at a premium of $1.4 million, which is being amortized over the term of the Additional Notes.

            The Original Notes were required to be registered with the Securities and Exchange Commission by July 3, 1997. Such registration along with the registration of the Additional Notes did not occur until January 21, 1998 and AETC was required to pay $308,572 of liquidated damages, which was charged to interest expense in the year ended June 30, 1998.

      (b) In connection with the acquisition of Central New York Coach Sales and Services, Inc. and Jersey Bus Sales, Inc. and related real property (collectively "Central") (see Note 18), AETC purchased from Mr. Denney, a former shareholder of Central, the real property of Central which served as their primary operating facilities in New York and New Jersey. The mortgage notes are amortized over 15 years with a five-year balloon payment due July 2002. Mr. Denney remains employed as President of Central.

      (c)   On February 4, 1997, concurrent with the refinancing referred to in
            (a), AETC entered into a $30 million revolving credit facility with Congress Financial Corporation. Borrowings under the revolving credit facility are available for working capital and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein.

            The revolving credit facility is secured by first priority liens on the cash, accounts receivable, inventory, general intangibles and documents and instruments related thereto of AETC and all of its subsidiaries with the exception of the captive insurance subsidiary.

            The revolving credit facility expires on February 3, 2000, unless extended. The interest rate per annum applicable to the revolving credit facility is either the prime rate, as announced by CoreStates Bank N.A., (8 1/2% and 8% at June 30, 1998 and 1999, respectively) plus 0.75% or, at AETC's option, the adjusted Eurodollar rate (as defined) plus 2.75%. AETC is required to pay certain fees in connection with the revolving credit facility including but not limited to an unused line fee of 0.375% on the undrawn portion of the first $22 million of the revolving credit commitment.

            The revolving credit facility contains negative covenants similar to those contained in the senior notes referred to in (a) and customary events of default.

      Aggregate yearly maturities of long-term debt as of June 30, 1999, are as follows:

                                                                 Total
                                                              ------------
                 2000 .....................................   $ 21,411,180
                 2001 .....................................      1,489,212
                 2002 .....................................      2,265,124
                 2003 .....................................      2,865,155
                 2004 .....................................    151,595,864
                 Thereafter ...............................      1,706,085
                                                              ------------
                        Total .............................   $181,332,620
                                                              ============

11. Income Taxes

      The provisions (benefits) for income taxes consist of the following:

                                           Year ended June 30,
                                -----------------------------------------
                                   1997           1998           1999
                                -----------    -----------    -----------
      Current:
           Federal ..........   $      --      $  (900,000)   $      --
           State and local ..       131,000        163,000           --
                                -----------    -----------    -----------
                                    131,000       (737,000)          --
      Deferred taxes ........    (1,490,000)    (2,487,000)    (1,848,981)
                                -----------    -----------    -----------
                                $(1,359,000)   $(3,224,000)   $(1,848,981)
                                ===========    ===========    ===========

      Deferred tax assets/(liabilities) are comprised of the following:

                                                          June 30,
                                                ----------------------------
                                                    1998            1999
                                                ------------    ------------
      Deferred tax assets:
           Allowance for doubtful receivables   $    678,000    $    737,939
           Loss and tax credit carryforwards      13,724,000      21,256,033
           Contract rights and other ........        718,000         770,755
                                                ------------    ------------
                                                  15,120,000      22,764,726
                                                ------------    ------------

      Deferred tax liabilities:
           Depreciation .....................    (12,795,000)    (18,351,223)
           Goodwill amortization ............       (238,000)       (477,522)
                                                ------------    ------------
                                                 (13,033,000)    (18,828,745)
                                                ------------    ------------
      Deferred tax assets (net) .............   $  2,087,000    $  3,935,981
                                                ============    ============

      The actual tax expense (benefit) differs from the tax expense computed by applying the U.S. corporate rate of 34% as follows:

                                                       Year ended June 30,
                                           -----------------------------------------
                                               1997           1998           1999
                                           -----------    -----------    -----------
      Tax benefit at statutory rate ....   $(1,028,000)   $(3,517,000)   $(1,397,008)
      Write-down of note receivable from
           affiliate ...................          --        1,569,000           --
      State and local tax benefit ......      (331,000)    (1,293,000)      (451,973)
      Other ............................          --           17,000           --
                                           -----------    -----------    -----------
      Actual tax benefit ...............   $(1,359,000)   $(3,224,000)   $(1,848,981)
                                           ===========    ===========    ===========

      For tax purposes, the Company had available, at June 30, 1999, net operating loss ("NOL") carryforwards for regular federal and state income tax purposes of approximately $42 million, which expire during the years 2011 through 2014. The Company also had investment tax credit carryforwards for tax purposes of approximately $1.0 million, which expire through the year 2001. Additionally, in conjunction with the Alternate Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1.3 million, which may be used indefinitely to reduce regular federal income taxes.

      At June 30, 1998 and 1999, net future tax deductions and NOL carryforwards comprised the federal and state net deferred tax asset. The Company believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the Company's estimate of future earnings and the expected timing of temporary difference reversal.

12. Non-recurring Charges

      In November 1998, the stockholders of AETG paid $2.7 million of fees and expenses in connection with the Amendment to the Indenture (see Note 4) of which approximately $1.5 million of bondholder consent fees have been recorded as deferred financing expenses and approximately $1.2 million has been recorded as a non-recurring charge with a corresponding $2.7 million contribution to additional paid-in capital.

      Certain of the subsidiaries of AETG which comprise its entertainment business were collectively indebted to AETC in the amount of $4,772,974 at June 30, 1997. Such indebtedness, which was evidenced by a note accruing interest, payable at maturity (July 1, 2004) at 6.8%, resulted from numerous intercompany loans made to the various subsidiaries of AETG prior to the formation of AETC as a separate entity. During the last quarter of fiscal 1998, certain affiliates of AETG engaged in the entertainment business suffered a precipitous decline and AETC recorded a $4.6 million non-recurring charge and wrote the note down to $510,000 (which balance was collected in full in November 1998).

13. Fourth Quarter Adjustments

      In the fourth quarter of the fiscal year 1998, AETC recorded the following significant adjustments:

      1. Increase in allowance for doubtful accounts of $0.5 million.

      2. Increase in self-insurance reserves of $1.2 million.

      3. Write-down of note receivable from affiliate of $4.6 million (see Note
         12).

      There were no significant adjustments in the fourth quarter of fiscal years ended June 30, 1997 and June 30, 1999.

14. Related Party Transactions

      AETC had amounts due from AETG of $672,589 and $831,117 at June 30, 1998 and 1999, respectively. AETC had a note receivable from affiliated companies of $510,000 (see Note 12) at June 30, 1998. During the year ended June 30, 1999 AETC received management fee income from affiliated companies of $44,010 and paid advisory fees of $328,333 to an affiliate of the Buyer. No management fees or advisory fees were charged or received from related parties during the other periods presented. AETC incurred rent expense of $224,550 for the year ended June 30, 1997 and $228,000 for each of the years ended June 1998 and 1999 in connection with leases of real property from affiliate companies.

15. Commitments and Contingencies

      Leases

      Minimum rental commitments as of June 30, 1999 for noncancellable equipment and real property operating leases are as follows:

                                   Year ended June 30, 1999
                       --------------------------------------------------
                                          Transportation
                                            and other
                       Real property        equipment            Total
                       -------------      --------------      -----------
      2000 .....        $ 2,484,526        $ 2,157,305        $ 4,641,831
      2001 .....          2,247,034          1,684,924          3,931,958
      2002 .....          1,497,454          1,500,843          2,998,297
      2003 .....          1,156,727            978,913          2,135,640
      2004 .....          1,002,268            308,539          1,310,807
      Thereafter          3,751,534            223,408          3,974,942
                        -----------        -----------        -----------
                        $12,139,543        $ 6,853,932        $18,993,475
                        ===========        ===========        ===========

      During the year ended June 30, 1999, as part of its normal course of business, AETC entered into various rental and purchase agreements for replacement vehicles and additional vehicles to satisfy new transportation contracts.

      Total rental charges included in cost of operations were $5,301,131, $4,932,881 and $5,034,230 for the years ended June 30, 1997, 1998 and 1999, respectively.

      Litigation

      AETC is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these claims will not have a material impact on the financial position and results of operations of AETC.

      Outstanding Letters of Credit

      Letters of credit totaling approximately $3,890,000 and $3,690,000 (including $3.4 million issued by the captive insurance company) (see Note 8) were outstanding as of June 30, 1998 and 1999, respectively. The letters of credit serve primarily as security in connection with financial obligations.

      Performance Security

      AETC's transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, AETC secures the performance of its New York Board of Education contracts through the use of performance bonds plus cash retainages of 5% of amounts due to AETC. In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 1999, AETC has provided performance bonds aggregating approximately $62 million.

16. Retirement Plans

      AETC sponsors a tax qualified 401(k) plan whereby eligible employees can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee's compensation is also invested. AETC's contribution was approximately $64,000, $96,000 and $164,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

      AETC has a qualified Profit Sharing Plan for eligible employees (primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC's contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC's contribution was approximately $88,000, $150,000 and $108,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

      In fiscal 1998, AETC instituted a Deferred Compensation Plan providing deferred compensation to its highly compensated employees. AETC contributes 5% of the participant's compensation to a maximum of $7,500 during a plan year. Participants are not allowed to make deferred contributions. AETC's contribution was approximately $14,000 and $100,000 for the years ended June 30, 1998 and 1999, respectively.

17. Major Customer and Concentration of Credit Risk

      For the years ended June 30, 1997, 1998 and 1999 revenues derived from the Board of Education of the City of New York were approximately 46.1%, 42.9% and 39.5% of total Transportation Operations revenues, respectively. As of June 30, 1998 and 1999, AETC had accounts receivable including retainage from this customer of $13,072,141 and $12,173,087, respectively.

      At June 30, 1998 and 1999, substantially all cash and cash equivalents were on deposit with one major financial institution.

18. Acquisitions

      Effective July 1, 1997, AETC acquired 100% of the common stock of Central. The acquisition was treated as a purchase for accounting purposes. Central is engaged in the sale and service of buses as well as school bus contract operations. Total consideration consisted of $26.5 million cash less Central's long-term indebtedness as of July 1, 1997, which was $4.8 million, and AETC's agreement to issue $2.2 million in mortgage notes relating to certain real property. In connection with the acquisition, Central's net assets were recorded at fair value, and the following intangible assets were recorded:

           Covenant not to compete ........................   $    200,000
           Transportation contract rights .................      1,200,000
           Goodwill .......................................     12,795,320

      Covenant not to compete, transportation contract rights and goodwill are being amortized over five, twelve and forty years, respectively.

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

           Sales ..........................................   $222,451,018
           Net loss .......................................        333,570

      In connection with the above acquisitions AETC issued the Additional Notes (see Note 10).

19. Sale of Subsidiaries

      Effective April 1, 1999, the Company sold five subsidiaries, acquired during the second quarter of fiscal 1999, to an affiliate for a price equal to its original investment in these subsidiaries plus their net earnings since the dates of acquisition. In addition to the sales price of $7.5 million, the Company was repaid $2.8 million of inter-company advances made to these subsidiaries. The gross proceeds ($10.3 million) were received on April 28, 1999 and used to reduce borrowings under the Company's Revolving Line of Credit.

20. Subsequent Event

      Commencing August 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit fifteen percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchases of any such vehicles.

21. Segment Information

      AETC's business is comprised of Transportation Operations and, effective July 1, 1997, Bus Sales Operations conducted in various states throughout the U.S. The summarized segment information, as of and for the years ended June 30, 1999 and 1998 are as follows:

                                                          Year ended June 30, 1999
                                               -----------------------------------------------
                                               Transportation    Bus Sales
                                                 Operations      Operations          Total
                                               ---------------  -------------    -------------
      Revenues .............................   $ 239,784,127    $  81,739,086    $ 321,523,213
      Cost of operations/sales .............     195,760,472       73,845,585      269,606,057
      Income from operations ...............      14,344,445        3,316,424       17,660,869
      Income (loss) before non-recurring
           items and (provision for) benefit
           from income taxes ...............      (3,779,985)         894,299       (2,885,686)
      Total Assets as at June 30, 1999 .....     191,119,124       40,392,815      231,511,939
      Capital Expenditures .................      29,248,258          615,447       29,863,705
      Depreciation and amortization ........      11,517,323          837,405       12,354,728

                                                          Year ended June 30, 1998
                                               -----------------------------------------------
                                               Transportation    Bus Sales
                                                 Operations      Operations          Total
                                               ---------------  -------------    -------------
      Revenues .............................   $ 203,073,256    $  58,844,938    $ 261,918,194
      Cost of operations/sales .............     166,120,186       51,268,341      217,388,527
      Income from operations ...............       8,546,455        3,266,955       11,813,410
      Income (loss) before non-recurring
           items and (provision for) benefit
           from income taxes ...............      (5,685,211)         (45,576)      (5,730,787)
      Total Assets as at June 30, 1998 .....     174,223,642       32,261,659      206,485,301
      Capital Expenditures .................      25,081,536        2,606,358       27,687,894
      Depreciation and amortization ........      10,387,066          991,324       11,378,390

22. Supplemental Financial Information

      The following are condensed consolidating financial statements as of June 30, 1999,1998 and 1997 regarding AETC (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantors of the Senior Secured Notes (see Note 10(a)).

                      Condensed Consolidating Balance Sheet
                                  June 30, 1999

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Current assets ......................     $   1,220,437      $  68,829,160      $   4,554,389      $        --        $  74,603,986
Investment in affiliates ............        60,330,394               --                 --          (60,330,394)              --
Total assets ........................       208,820,247        204,637,409         12,596,989       (194,542,706)       231,511,939
Current liabilities .................        22,655,804         18,583,172          5,400,939               --           46,639,915
Total liabilities ...................       171,016,512        161,403,850          8,570,505       (130,418,833)       210,572,034
Stockholder's equity ................        37,803,735         43,233,559          4,026,484        (64,123,873)        20,939,905

                 Condensed Consolidating Statement of Operations
                            Year ended June 30, 1999

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Net revenues ........................     $        --        $ 319,991,879      $   4,616,870      $  (3,085,536)     $ 321,523,213
Income (loss) from operations .......        (1,010,769)        17,726,397            945,241               --           17,660,869
Income (loss) before nonrecurring
     items, (provision for) benefit
     from income taxes ..............        (1,367,762)        (2,425,273)           937,349               --           (2,855,686)
Recapitalization expense ............        (1,223,161)              --                 --                 --           (1,223,161)
Net loss of subsidiaries ............        (1,000,374)              --                 --            1,000,374               --
Net income (loss) ...................        (2,259,866)        (1,515,916)           515,542          1,000,374         (2,259,866)

                 Condensed Consolidating Statement of Cash Flows
                            Year ended June 30, 1999

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Net cash provided by (used in)
     operating activities ...........     $ (25,481,355)     $  19,749,641      $  (2,096,515)     $        --        $  (7,828,229)
Net cash provided by (used in)
     investing activities ...........           (89,488)       (22,029,071)           (70,528)              --          (22,189,087)
Net cash provided by (used in)
     financing activities ...........        18,313,799         (1,213,037)              --                 --           17,100,762
Decrease in cash and cash
     equivalents ....................        (7,257,044)        (3,492,467)        (2,167,043)              --          (12,916,554)
Cash and cash equivalents,
     beginning of period ............         6,932,910          4,014,584          2,825,043               --           13,772,537
                                         -------------------------------------------------------------------------------------------
Cash and cash equivalents,
     end of period ..................          (324,134)           522,117            658,000               --              855,983

                      Condensed Consolidating Balance Sheet
                                  June 30, 1998

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Current assets ......................     $  13,459,022      $  47,736,795      $   8,374,600      $        --        $  69,570,417
Investment in affiliates ............        60,404,818               --                 --          (60,404,818)              --
Total assets ........................       193,219,371        165,426,379         15,993,943       (168,154,392)       206,485,301
Current liabilities .................         7,688,435          6,743,371          7,756,122               --           22,187,928
Total liabilities ...................       160,355,739        120,676,905         13,032,657       (107,749,572)       186,315,729
Stockholder's equity ................        32,863,632         44,749,474          2,961,286        (60,404,820)        20,169,572

                 Condensed Consolidating Statement of Operations
                            Year ended June 30, 1998

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Net revenues ........................     $        --        $ 261,060,717      $   6,865,533      $  (6,008,056)     $ 261,918,194
Income (loss) from operations .......              --           11,937,838           (124,428)              --           11,813,410
Income (loss) before non-
     recurring items, (provision for)
     benefit from income taxes ......              --           (5,606,359)          (124,428)              --           (5,730,787)
Write down of note receivable
     from affiliates ................        (4,614,597)              --                 --                 --           (4,614,597)
Net loss of subsidiaries ............        (3,786,052)              --                 --            3,786,052               --
Net income (loss) ...................        (7,120,931)        (3,700,197)           (85,855)         3,786,052         (7,120,931)

                 Condensed Consolidating Statement of Cash Flows
                            Year ended June 30, 1998

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Net cash provided by (used in)
     operating activities ...........     $ (24,725,157)     $  37,752,699      $   3,530,126      $        --        $  16,557,668
Net cash used in investing
     activities .....................       (21,857,874)       (20,685,757)        (2,014,925)              --          (44,558,556)
Net cash provided by (used in)
     financing activities ...........        38,486,827        (13,532,291)              --                 --           24,954,536
Increase (decrease) in cash and
     cash equivalents ...............        (8,096,204)         3,534,651          1,515,201               --           (3,046,352)
Cash and cash equivalents,
     beginning of period ............        15,029,114            479,933          1,309,842               --           16,818,889
                                         -------------------------------------------------------------------------------------------
Cash and cash equivalents,
     end of period ..................     $   6,932,910      $   4,014,584      $   2,825,043      $        --        $  13,772,537

                      Condensed Consolidating Balance Sheet
                                  June 30, 1997

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Current assets ......................     $  15,201,813      $  36,683,710      $   6,897,269      $  (2,548,444)     $  56,234,348
Investment in affiliates ............        41,425,377               --                 --          (41,425,377)              --
Total assets ........................       125,185,876        157,487,252         11,536,966       (139,859,118)       154,350,976
Current liabilities .................         3,645,196          5,674,175          6,203,093         (2,670,918)        12,851,546
Total liabilities ...................        85,201,313        116,328,026          8,724,086        (83,516,646)       126,736,779
Stockholder's equity ................        39,984,563         41,159,226          2,812,880        (56,342,472)        27,614,197

                 Condensed Consolidating Statement of Operations
                            Year ended June 30, 1997

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Net revenues ........................     $        --        $ 166,078,034      $   3,779,932      $  (3,779,932)     $ 166,078,034
Income (loss) from operations .......              --            6,950,410            442,859               --            7,393,269
Income (loss) before income
     taxes ..........................              --           (1,654,678)           442,859               --           (1,211,819)
Net loss of subsidiaries ............        (1,663,800)              --                 --            1,663,800               --
Net income (loss) ...................        (1,663,800)        (1,969,373)           305,573          1,663,800         (1,663,800)

                 Condensed Consolidating Statement of Cash Flows
                            Year ended June 30, 1997

                                            Atlantic
                                             Express                               Non-
                                         Transportation       Guarantor          Guarantor         Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                         --------------      -------------      -------------      -------------      -------------
Net cash provided by (used in)
     operating activities ...........     $ (79,122,235)     $  78,455,161      $   5,523,296      $        --        $   4,856,222
Net cash used in investing
     activities .....................          (411,968)       (15,045,191)        (5,027,665)              --          (20,484,824)
Net cash provided by (used in)
     financing activities ...........        94,189,879        (62,953,646)              --                 --           31,236,233
Increase (decrease) in cash and
     cash equivalents ...............        14,655,676            456,324            495,631               --           15,607,631
Cash and cash equivalents,
     beginning of period ............           373,438             23,609            814,211               --            1,211,258
                                         -------------------------------------------------------------------------------------------
Cash and cash equivalents, end of
     period .........................     $  15,029,114      $     479,933      $   1,309,842      $        --        $  16,818,889

                     Atlantic Express Transportation Corp.
               Schedule II - - Valuation and Qualifying Accounts
                For the Years ended June 30, 1997, 1998 and 1999

                                                                                                         Net
                                                              Balance at                              Write-offs          Balance at
                                                              Beginning           Charges             Charged to            End of
                                                              of Period           to Income           Allowance             Period
                                                              ----------          ----------          ----------          ----------
Year ended June 30, 1997:
     allowance for doubtful accounts ...............          $     --            $  750,000          $  500,000          $  250,000
Year ended June 30, 1998:
     allowance for doubtful accounts ...............             250,000           2,244,000             974,000           1,520,000
Year ended June 30, 1999:
     allowance for doubtful accounts ...............           1,520,000             120,000                --             1,640,000

                             EXHIBIT INDEX

    Exhibit
    Number                         Description                            Page
    ------                         -----------                            ----

    3.1 Restated Certificate of Incorporation of the Company (filed as exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ........................
    3.2 By-laws of the Company (filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
              June 30, 1997 and incorporated herein by reference) ......
    10.1 Registration Rights Agreement dated February 4, 1997 between the Company, the Guarantors (as defined therein) and the Initial Purchaser (as defined therein) (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ............................................
    10.2      Loan and Security Agreement dated February 4, 1997 by
              and between Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30,
              1997 and incorporated herein by reference) ...............
    10.2.1 Amendment dated as of May 18, 1998 to Loan and Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit 10.2.1 to the Company's Annual Report on Form 10-K for the year ended
              June 30, 1998 and incorporated herein by reference) ......
    10.2.2 * Second Amendment dated as of May 28, 1999 to Loan and Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor ...................
    10.3 General Security Agreement dated February 4, 1997 by and among the Company and the Guarantors (as defined therein) in favor of Congress Financial Corporation
              (filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the year then ended June 30, 1997 and incorporated herein by reference) ........................
    10.4 Collateral Assignment of Trademarks (Security Agreement) dated as of February 7, 1997 between the Company and Congress Financial (filed as exhibit 10.4 to the
              Company's Annual Report on Form 10-K for the year ended
              June 30, 1997 and incorporated herein by reference) ......
    10.5 * Amended and Restated Employment Agreement dated as of November 4, 1998 among the Company, AETG and Domenic
              Gatto ....................................................
    10.6      Employment agreement dated as of January 21, 1997
              between the Company and Michael Gatto (filed as exhibit
              10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference ................................................
    10.7      Employment Agreement dated as of January 21, 1997
              between the Company and Patrick Gatto (filed as exhibit
              10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ...............................................
    10.8 * Amended and Restated Employment Agreement dated as of November 4, 1998 among the Company, AETG and Nathan
              Schlenker ................................................
    10.9 Lease dated August 5, 1986 between Bonnie Heights Realty Corp. and Amboy Bus Co., Inc. and Notices of Opinion to Renew dated December 26, 1989 and May 10, 1996 respectively, by Amboy Bus Co., Inc. for the facility at 1752 Shore Parkway, Brooklyn, New York (filed as exhibit
              10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ...............................................
    10.10     Lease dated June 30, 1993 by and between Rockhill
              Limited Partnership and Mayflower Contract Services,
              Inc. and Atlantic Express of Missouri, Inc. for the facility at 6810 Prescott Street, St. Louis, Missouri (filed as exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and
              incorporated herein by reference) ........................

    Exhibit
    Number                         Description                            Page
    ------                         -----------                            ----

    10.11     Lease dated August 1, 1995 between Stamar Realty Corp.
              and 180 Jamaica Corp. for the facility at 107-10 180th Street, Jamaica, New York (filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
              June 30, 1997 and incorporated herein by reference .......
    10.12     The Board of Education of the City of New York, serial
              no. 0070, dated July 19, 1978 (filed as exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ...............................................
    10.13     The Board of Education of the City of New York, serial
              no. 8108 (filed as exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ........................
    10.14 Extension and Eighth Amendment of Contract for Special Education Pupil Transportation Services, dated June 19, 1996 by and between The Board of Education of the City of New York, Amboy Bus Co., Inc. and Staten Island Bus
              Co. (filed as exhibit 10.14 to the Company's Annual
              Report on Form 10-K for the year ended June 30, 1997 and
              incorporated herein by reference) ........................
    10.15     The Board of Education of the City of New York, serial
              no. 9888 (filed as exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ........................
    10.16     Extension and Sixth Amendment of the Contract for
              Regular Education Pupil Transportation Services, dated January 2, 1996 by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. (filed as exhibit 10.16 to the Company's Annual Report on Form
              10-K for the year ended June 30, 1997 and incorporated
              herein by reference) .....................................
    10.17 New York City Transit Authority Contract #94E5461B, Five Borough Paratransit Carrier Service: Part I Contract
              Terms and Conditions and Attachment I: Price Schedule (filed as exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and
              incorporated herein by reference) ........................
    10.18 Indenture dated as of February 4, 1997, including Note, between the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit
              10.18 to the Company's Annual Report on Form 10-K for
              the year ended June 30, 1997 and incorporated herein by
              reference) ...............................................
    10.19 First Amendment to the Security Agreement, dated as of August 14, 1997 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30,
              1997 and incorporated herein by reference) ...............
    10.20     First Supplemental Indenture, dated as of August 14,
              1997, between the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee) (filed as exhibit 10.20 to the Company's Annual Report on Form
              10-K for the year ended June 30, 1997 and incorporated
              herein by reference) .....................................
    10.21 Second Supplemental Indenture, dated as of December 12, 1997, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 10.21 to the Company's Annual Report on Form
              10-K for the year ended June 30, 1998 and incorporated
              herein by reference) .....................................
    10.22   * Second Amendment to the Security Agreement, dated as
              of December 12, 1997 among the Company, the Guarantors
              (as defined therein) and in favor of Congress Financial
              Corporation ..............................................
    10.23 Third Supplemental Indenture, dated as of October 28, 1998, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 1.1 to the Company's Current Report on Form 8-K filed November 10, 1998 and incorporated herein by reference) ...............................................

    Exhibit
    Number                         Description                            Page
    ------                         -----------                            ----

    10.24   * Fourth Supplemental Indenture, dated as of April 28,
              1999, among the Company, the Guarantors (as defined
              therein) and The Bank of New York, as trustee ............
    10.25 * Third Amendment to the Security Agreement, dated as of April 28, 1999 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial
              Corporation ..............................................
    10.26 * Note Purchase Agreement dated October 2, 1998 among the Company, Domenic Gatto, Michael Gatto and Patrick Gatto ..
    10.27   * Accounts Purchase and Sale Agreement dated June 8,
              1999 among the Company, the Sellers (as defined therein)
              and Congress Financial Corporation .......................
    16 Letter from BDO Seidman LLP, the Company's former independent accountants, dated as of June 17, 1999
              (filed as exhibit 16 to the Company's Current Report of Form 8-K filed June 28, 1999, and incorporated herein by reference) ...............................................
    21      * Subsidiaries of the Company ..............................
    27      * Financial Data Schedule ..................................

      * Filed with this Form 10K.