Form 10-Q
period 1999-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1999-11-12
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         (Mark One )

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999 or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No___


                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____     No____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

100 Shares of Common Stock, no par value.

================================================================================

                                TABLE OF CONTENTS


PART I. Financial Information


                                                                         Page
                                                                       --------
     ITEM 1. Financial Statements:

     Consolidated Balance Sheets at June 30, 1999 (audited) and
          September 30, 1999  (unaudited)............................      1

     Consolidated Statements of Operations for the Three Month
          Periods Ended September 30, 1998 (unaudited) and 1999
          (unaudited)................................................      2

     Consolidated Statements of Stockholder's Equity for the Three
          Months Ended September 30, 1999 (unaudited)................      3

     Consolidated Statements of Cash Flows for the Three Month
          Periods Ended September 30, 1998 (unaudited) and 1999
          (unaudited)................................................      4

     Notes to Consolidated Financial Statements (unaudited)..........    5-7

     ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................   8-11


PART II. Other Information                                                12


Signatures...........................................................     13

Index to Exhibits....................................................    E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                     June 30,      September 30,
                                                                       1999            1999
                                                                   -------------   -------------
                                                                     (audited)      (unaudited)
Assets
Current:
     Cash and cash equivalents .................................   $     855,983   $     338,311
     Current portion of marketable securities ..................       3,842,000       3,165,000
     Accounts receivable, net of allowance for doubtful accounts      48,468,255      48,700,840
     Inventories ...............................................      15,215,018       9,833,905
     Notes receivable ..........................................          31,964          32,564
     Prepaid expenses and other current assets .................       6,190,766       5,500,181
                                                                   -------------   -------------
               Total current assets ............................      74,603,986      67,570,801
                                                                   -------------   -------------

Property, plant and equipment, less accumulated depreciation ...     119,138,827     123,707,200
                                                                   -------------   -------------

Other assets:
     Goodwill, net .............................................      12,143,514      12,062,037
     Investments ...............................................          35,000          35,000
     Marketable securities .....................................       5,869,380       6,132,785
     Deferred lease expense ....................................         148,155         144,038
     Transportation contract rights, net .......................       3,408,096       3,696,474
     Deferred financing and organization costs, net ............       8,018,053       7,541,231
     Due from parent company ...................................         831,117         831,117
     Notes receivable ..........................................          11,494           9,222
     Deposit and other noncurrent assets .......................       3,248,336       3,241,881
     Deferred tax assets .......................................       3,935,981       7,779,928
     Covenant not to compete, net ..............................         120,000         110,000
                                                                   -------------   -------------
               Total other assets ..............................      37,769,126      41,583,713
                                                                   =============   =============
                                                                   $ 231,511,939   $ 232,861,714
                                                                   =============   =============
Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt .........................   $  21,411,180      28,112,254
     Accounts payable ..........................................       2,453,411       3,715,178
     Accrued compensation ......................................       7,392,071       8,206,425
     Current portion of insurance reserve ......................       4,500,000       3,587,728
     Accrued interest ..........................................       6,890,810       3,184,170
     Other accrued expenses and current liabilities ............       3,992,443       6,279,316
                                                                   -------------   -------------
               Total current  liabilities ......................      46,639,915      53,085,071
                                                                   -------------   -------------

Long-term debt, net of current portion .........................     159,921,440     160,279,921
                                                                   -------------   -------------
Premium on bond issuance .......................................         987,150         933,300
                                                                   -------------   -------------
Other long-term liabilities ....................................       3,023,529       2,495,853
                                                                   -------------   -------------

Commitments and contingencies:

Stockholder's equity:
     Common Stock, no par value, authorized shares 200;
       issued and outstanding 100 shares .......................         250,000         250,000
     Additional paid-in  capital ...............................      15,898,517      15,898,517
     Accumulated other comprehensive income ....................         925,950         751,771
     Retained earnings (deficit) ...............................       3,865,438        (832,719)
                                                                   -------------   -------------
               Total stockholder's equity ......................      20,939,905      16,067,569
                                                                   -------------   -------------
                                                                   $ 231,511,939   $ 232,861,714
                                                                   =============   =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                  ------------------------------
                                                                                      1998              1999
                                                                                  ------------      ------------
                                                                                             (unaudited)
Revenues:
  Transportation Operations ....................................................  $ 35,592,591      $ 43,785,012
  Bus Sales Operations..........................................................    35,440,196        38,599,199
                                                                                  ------------      ------------
Total revenues..................................................................    71,032,787        82,384,211
                                                                                  ------------      ------------

Costs and expenses:
  Cost of Operations - Transportation Operations................................    33,276,570        40,468,547
  Cost of Operations - Bus SalesOperations......................................    31,379,503        34,628,461
  General and  administrative...................................................     4,584,422         5,910,604
   Depreciation and amortization................................................     2,855,986         3,440,581
                                                                                  ------------      ------------
Total operating costs and  expenses.............................................    72,096,481        84,448,193
                                                                                  ------------      ------------
  Loss from operations..........................................................    (1,063,694)       (2,063,982)
Interest expense (net)..........................................................    (4,817,603)       (5,617,233)
Other expense ..................................................................            --          (314,501)
                                                                                  ------------      ------------
  Loss before other items and benefit from income taxes ........................    (5,881,297)       (7,995,716)
Cumulative effect of a change in accounting principle ..........................            --          (546,388)
                                                                                  ------------      ------------
  Loss before benefit from income taxes.........................................    (5,881,297)       (8,542,104)
Benefit from income taxes.......................................................     2,646,583         3,843,947
                                                                                  ------------      ------------
Net loss........................................................................  $ (3,234,714)     $ (4,698,157)
                                                                                  ============      ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                      Three months ended September 30, 1999


                                                                                                Accumulated
                                                                                                   other
                                   Common stock          Additional           Retained         comprehensive
                                   No par value        paid-in capital        earnings             income               Total
                                 -----------------    ------------------    --------------    -----------------    -----------------

Balance, June 30, 1999           $    250,000          $    15,898,517      $    3,865,438       $    925,950      $    20,939,905

Net loss..................                 --                       --          (4,698,157)                --           (4,698,157)

Unrealized loss on
          marketable securities.           --                       --                  --           (174,179)            (174,179)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999      $    250,000          $    15,898,517      $     (832,719)      $    751,771      $    16,067,569
==================================================================================================================================

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                              Three Months Ended
                                                                                September 30,
                                                                       -----------------------------
                                                                            1998            1999
                                                                       ------------    -------------
                                                                                (unaudited)
Cash flows from operating activities:
     Net loss ......................................................   $ (3,234,714)   $ (4,698,157)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

          Loss (gain) on sale of marketable securities .............         23,940          (4,493)
          Deferred income taxes ....................................     (2,646,583)     (3,843,947)
          Depreciation .............................................      2,494,083       3,200,376
          Amortization .............................................        676,326         641,390
          Reserve for doubtful accounts receivable .................         30,000          30,000
          Interest accrued on note receivable ......................         (8,670)             --
          Decrease (increase) in:
               Accounts receivable .................................     (3,811,569)       (262,585)
               Inventories .........................................     (1,222,070)      5,381,113
               Prepaid expenses and other current assets ...........       (381,416)        690,585
               Deferred lease expense ..............................         30,661           4,117
               Deposits and other noncurrent assets ................       (326,222)          6,456
          Increase (decrease) in:
               Accounts payable ....................................        191,927       1,261,767
               Accrued expenses and other current liabilities ......     (2,268,096)     (1,517,685)
               Other long-term liabilities .........................        102,410        (527,676)
                                                                       ------------    ------------
               Net cash (used in) provided by operating activities .    (10,349,993)        361,261
                                                                       ------------    ------------
Cash flows from investing activities:
     Additions to property, plant and equipment ....................    (14,845,029)     (7,428,749)
     Notes receivable ..............................................        931,292           1,672
     Marketable securities (purchased) sold, net ...................     (2,293,126)        243,909
                                                                       ------------    ------------
               Net cash used in investing activities ...............    (16,206,863)     (7,183,168)
                                                                       ------------    ------------
Cash flows from financing activities:
     Proceeds of additional borrowings .............................     18,760,246       6,469,809
     Principal payments on borrowings ..............................       (101,570)       (165,574)
     Deferred financing and organization costs .....................        (75,529)             --
     Other .........................................................        (89,099)             --
                                                                       ------------    ------------
          Net cash provided by financing activities ................     18,494,048       6,304,235
                                                                       ------------    ------------
Net decrease in cash and cash equivalents ..........................     (8,062,808)       (517,672)
Cash and cash equivalents, beginning of period .....................     13,772,537         855,983
                                                                       ------------    ------------
Cash and cash equivalents, end of period ...........................   $  5,709,729         338,311
                                                                       ============    ============
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
          Interest .................................................   $  8,467,803    $  8,651,538
          Income taxes .............................................        132,122          45,625
Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ..   $  5,686,617    $    340,000
     Liability incurred for acquisition of contract rights .........             --         415,320

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.  Basis of Accounting

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's financial statements as of and for the year ended June 30, 1999 as filed on Form 10-K. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.

         Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with current period presentation.

         Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.  New Accounting Pronouncement

         On July 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". In connection therewith, the Company recorded a charge of $0.5 million described as the cumulative effect of a change in accounting principle, which represented unamortized start-up costs as of June 30, 1999.

3.  Inventories

      Inventories comprised the following:

                                                               June 30,            September 30,
                                                                 1999                   1999
                                                           ------------------    -------------------
                Parts and fuel.....................           $   3,919,018         $   3,537,420
                Buses held for sale................              11,296,000             6,296,485
                                                           ------------------    -------------------
                                                               $ 15,215,018         $   9,833,905
                                                           ==================    ===================

4.  Litigation

         In June 1998, Atlantic Express Transportation Group, Inc. ("AETG") (the "parent company") commenced litigation against National Express Group, PLC, ("National") asserting claims of "tortuous interference with business relations, unfair competition and breach of contract".

         Approximately $1.2 million of litigation expenses have been incurred since the inception of the lawsuit, including $0.6 million incurred in the first quarter of the current fiscal year.

5.  Inter-Company Transactions

         On August 11, 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central New York Coach Sales and Service, Inc. and Jersey Bus Sales, Inc. (collectively "Central") entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit fifteen percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchases of any such vehicles.

 Supplemental Financial Information

         The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantors of the Company's 103/4% Senior Secured Notes as of and for the three months ended September 30, 1999, and a consolidating balance sheet as of June 30, 1999 and consolidating statements of operations and cash flows for the three months ended September 30, 1998.

                      Condensed Consolidating Balance Sheet
                               September 30, 1999

                                          Atlantic
                                           Express                                Non-
                                       Transportation        Guarantor         Guarantor         Elimination
                                            Corp.          Subsidiaries       Subsidiaries         Entries          Consolidated
                                       ----------------    --------------     -------------    ----------------    ---------------

Current assets ....................      $   3,561,964      $  60,333,588       $   3,675,249      $        --         $  67,570,801
Investment in affiliates ..........         55,458,058                                               (55,458,058)
Total assets ......................        211,251,114        206,081,513          11,027,326       (195,498,239)        232,861,714
Current liabilities ...............         30,630,337         17,947,332           4,507,402               --            53,085,071
Total liabilities .................        185,671,866        167,553,193           6,744,556       (143,175,470)        216,794,145
Stockholder's equity ..............         25,579,248         38,528,320           4,282,770        (52,322,769)         16,067,569


                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 1999

                                                  Atlantic
                                                   Express                             Non-
                                               Transportation       Guarantor        Guarantor      Elimination
                                                    Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                              ----------------   --------------   -------------   ----------------   ---------------

Net revenues ...............................     $       --       $ 82,319,712    $     64,499    $       --       $ 82,384,211
Income (loss) from  operations .............             --         (2,079,720)         15,738            --         (2,063,982)
Income (loss) before income taxes ..........             --         (8,011,454)         15,738            --         (7,995,716)
Cumulative effect of a change in
  accounting principle .....................             --           (546,388)           --              --           (546,388)
Net loss of ................................             --               --              --              --                 --
subsidiaries ...............................       (4,698,157)       4,698,157
Net income (loss) ..........................       (4,698,157)      (4,706,813)          8,656       4,698,157       (4,698,157)


                 Condensed Consolidating Statement of Cash Flows
                      Three months ended September 30, 1999

                                                  Atlantic
                                                   Express                             Non-
                                               Transportation       Guarantor        Guarantor      Elimination
                                                    Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                              ----------------   --------------   -------------   ----------------   ---------------

Net cash provided by (used in)
     operating activities .................      $(5,548,384)      $ 6,388,054       $  (478,409)      $      --        $   361,261
Net cash provided by (used in)
     investing activities .................          (63,269)       (7,363,808)          243,909              --         (7,183,168)
Net cash provided by
     financing activities .................        6,129,809           174,426              --                            6,304,235
Increase (decrease) in cash and
     cash equivalents .....................          518,156          (801,328)         (234,500)             --           (517,672)
Cash and cash equivalents,
     beginning of period ..................          324,134)          522,117           658,000              --            855,983
 Cash and cash equivalents,
     end of period ........................      $   194,022       $  (279,211)      $   423,500       $      --        $   338,311


                      Condensed Consolidating Balance Sheet
                                  June 30, 1999

                                        Atlantic
                                         Express                                   Non-
                                     Transportation       Guarantor             Guarantor          Elimination
                                          Corp.         Subsidiaries           Subsidiaries          Entries         Consolidated
                                    ----------------   --------------         -------------     ----------------   ---------------

Current assets ...............       $   1,220,437       $  68,829,160        $   4,554,389       $        --        $  74,603,986
Investment in affiliates......          60,330,394              --                  --              60,330,394)           --
Total assets .................         208,820,247         204,637,409           12,596,989        (194,542,706)       231,511,939
Current liabilities ..........          22,655,804          18,583,172            5,400,939          46,639,915
Total liabilities ............         171,016,512         161,403,850            8,570,505        (130,418,833)       210,572,034
Stockholder's equity .........          37,803,735          43,233,559            4,026,484         (64,123,873)        20,939,905



                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 1998

                                                  Atlantic
                                                   Express                             Non-
                                               Transportation       Guarantor        Guarantor      Elimination
                                                    Corp.         Subsidiaries     Subsidiaries       Entries         Consolidated
                                              ----------------   --------------   -------------   ----------------   ---------------


Net revenues ..............................     $       --        $ 70,976,555      $  1,168,680     $ (1,112,448)     $ 71,032,787
Income (loss) from operations .............          (53,491)       (1,024,431)           14,228               --        (1,063,694)
Income (loss) before income taxes .........          (53,491)       (5,842,034)           14,228               --        (5,881,297)
Net income (loss) of subsidiaries .........       (3,205,294)               --                --        3,205,294               --
Net income (loss) .........................       (3,234,714)       (3,211,697)            6,403        3,205,294        (3,234,714)


                                                Condensed Consolidating Statement of Cash Flows
                                                     Three months ended September 30, 1998

                                             Atlantic
                                              Express                                Non-
                                          Transportation        Guarantor         Guarantor         Elimination
                                               Corp.          Subsidiaries       Subsidiaries         Entries          Consolidated
                                         ----------------    --------------     -------------    ----------------    ---------------

Net cash provided by (used in)
     operating activities.................     $(20,428,687)     $  9,637,206      $    441,488      $       --        $(10,349,993)

Net cash used in investing
     activities ..........................         (101,408)      (13,812,329)       (2,293,126)             --         (16,206,863)
Net cash provided by (used in)
     financing  activities ...............       18,595,618          (101,570)                               --           18,494,048
Increase (decrease) in cash and
     cash equivalents ....................       (1,934,477)       (4,276,693)       (1,851,638)             --          (8,062,808)
Cash and cash equivalents,
     beginning of period .................        6,932,910         4,014,584         2,825,043              --          13,772,537
Cash and cash equivalents,                     -------------------------------------------------------------------------------------
     end of period .......................     $  4,998,433      $   (262,109)     $    973,405      $       --        $  5,709,729


7.  Subsequent Event

         In November 1999, Congress Financial Corporation ("Congress") renewed the Company's $30.0 million revolving credit facility (the "Facility") and the Company's Accounts Purchase and Sale Agreement (the "Receivable Agreement") for an additional two years commencing February 4, 2000.

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

Three months ended September 30, 1999 compared to three months ended September 30, 1998.

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

         Revenues. Revenues from Transportation Operations were $43.8 million for the three months ended September 30, 1999 compared to $35.6 million for the three months ended September 30, 1998, an increase of $8.2 million or 23.0%. This increase was due primarily to (i) $1.4 million additional summer revenues;
(ii) $1.6 million as a result of new contracts awarded; and (iii) $5.2 million due to contract rate increases and service requirements of existing contracts, (including two additional revenue days in New York City in September 1999 as compared to September 1998 which increased revenues by approximately $1 million). Revenues for the Bus Sales Operations were $38.6 million for the three months ended September 30, 1999 compared to $35.4 million for the three months ended September 30, 1998, an increase of $3.2 million or 8.9%. This increase was primarily due to a $4.3 million increase in new vehicles sales partially offset by a $1.1 million decrease in used bus sales.

         Gross Profit. Gross profit from Transportation Operations was $3.3 million for the three months ended September 30, 1999 compared to $2.3 million for the three months ended September 30, 1998, an increase of $1.0 million or 43.2%. As a percentage of revenues, gross profit increased to 7.6% for the three months ended September 30, 1999 from 6.5% for the three months ended September 30, 1998. This increase was due primarily to increased revenues and gross profit generated due to the increase in revenue days mentioned above (with no increase in payroll days), partially offset by increases in labor costs due to the tight labor market. Gross profit for the Bus Sales Operations was $4.0 million for the three months ended September 30, 1999 compared to $4.1 million for the three months ended September 30, 1998, a decrease of $0.1 million or 2.2%. As a percentage of revenues, gross profit decreased to 10.3 % for the three months ended September 30, 1999 from 11.5% for the three months ended September 30, 1998. The reduction in gross profit percentage was due primarily to an increase in the current quarter of the proportion of sales made in the New Jersey market which has had historically lower gross profit margins than the New York market.

         General and administrative expenses. General and administrative expenses for the Transportation Operations were $5.0 million for the three months ended September 30, 1999 compared to $3.6 million for the three months ended September 30, 1998, an increase of $1.3 million or 36.5%. This increase was principally related to increases in professional fees of $0.7 million primarily in connection with the Company's litigation with National (see Note 4 to Consolidated Financial Statements) and additional administrative payroll, benefits, and other general and administrative expenses due to expansion in new areas. As a percentage of revenues, general and administrative expenses increased to 11.3% for the three months ended September 30, 1999 from 10.2% for the three months ended September 30, 1998. General and administrative expenses for the Bus Sales Operations were $0.9 million for the three months ended September 30, 1999 and 1998. As a percentage of revenues, general and administrative expenses were 2.4% and 2.7% for the three months ended September 30, 1999 and 1998.

         Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $3.2 million for the three months ended September 30, 1999 compared to $2.7 million for the three months ended September 30, 1998, an increase of $0.6 million. This increase was due to additional depreciation due to the purchase of new vehicles. Depreciation and amortization expenses for the Bus Sales Operations were $0.2 million for the three months ended September 30, 1999 and 1998.

         Income (loss) from operations. Loss from operations was $2.1 million for the three months ended September 30, 1999 compared to a loss of $1.1 million for the three months ended September 30, 1998 an increase of $1.0 million. This increase was due to the net effect of the items discussed above.

         Net interest expense. Net interest expense was $5.6 million for the three months ended September 30, 1999 compared to $4.8 million for the three months ended September 30, 1998, an increase of $0.8 million. This increase was due primarily to an increase in the amount of interest paid to Congress.

         Net loss. The Company generated a net loss of $4.7 million for the three months ended September 30, 1999 compared to a net loss of $3.2 million for the three months ended September 30, 1998 an increase of $1.5 million due to the net effect of the items discussed above.

 Liquidity and Capital Resources

         Management anticipates total capital expenditures of approximately $16 million in fiscal 2000 of which $7.8 million were made by September 30, 1999.

         Net Cash Provided By Operating Activities. Net cash provided by operating activities of $0.4 million for the three months ended in September 30, 1999 resulted primarily from a $5.6 million increase in source of funds for working capital plus non cash items of depreciation and amortization of $3.8 million offset by (i) a net loss of $4.7 million; (ii) $3.8 million increase in deferred income taxes; and (iii) $0.5 million decrease in other sources of funds.

         Net Cash Used In Investing Activities. For the three months ended September 30, 1999, the Company made $7.8 million of capital expenditures to acquire additional vehicles and equipment. Of these capital expenditures $0.3 million were directly financed.

         Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $6.3 million for the three months ended September 30, 1999, due to $6.5 million net borrowing under the Company's revolving line of credit, partially offset by principal payments of $0.2 on borrowings. In addition, the Company incurred $0.3 million of indebtedness to directly finance capital expenditures for the three months ended September 30, 1999.

         The first quarter is historically the period of the Company's greatest use of its revolving line of credit due to the purchase of vehicles for the upcoming school year and seasonal lower revenues in this quarter. The Company believes that its Facility (of which $3.5 million was undrawn at September 30, 1999) and its Receivable Agreement will provide it with sufficient liquidity to conduct its operations.

         At September 30, 1999, the Company's total debt and stockholder's equity were $188.4 million and $16.1 million respectively.

Impact of Year 2000 on the Company's Systems

         The Company has completed its assessment at its 34 locations that have computerized systems and has determined what changes, if any, need to be made so that such systems, which include information and non-information technology systems, will function properly with respect to dates in the year 2000 and thereafter to ensure that the Company's financial, information and operational systems are year 2000 compliant. The Company has developed a program to implement these changes, which consists of the following phases: (i) developing solutions for affected technology and systems; (ii) modifying or replacing affected technology and systems; (iii) testing and verifying solutions; (iv) implementing solutions; and (v) developing contingency plans. The Company has completed its year 2000 compliance at 29 of these locations, including its corporate office, which is its most important and most computer-reliant location. The Company intends to complete its compliance of its remaining 5 locations by December 15, 1999. Total costs of approximately $800,000 are expected to be incurred for the year 2000 issues of which approximately $600,000 had been incurred through September 30, 1999.

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

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 4 to Consolidated Financial Statements.

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

November 12, 1999

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


      27.1         Financial Data Schedule