Form 10-Q/A
period 1998-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1999-12-01
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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
Yes   X          No
   ------          ------

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
Yes            No
   ------        ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

100 Shares of Common Stock, no par value.

================================================================================

                                TABLE OF CONTENTS


PART I. Financial Information


                                                                            Page
                                                                            ----
  ITEM 1. Financial Statements:

  Consolidated Balance Sheets at June 30, 1998 (audited) and
       December 31, 1998 (unaudited)........................................   1

  Consolidated Statements of Operations for the Three Month and
       Six Month Periods Ended December 31, 1997 (unaudited) and
       1998 (unaudited).....................................................   2

  Consolidated Statements of Comprehensive Income (Loss) for the
       Three Months and Six Months Ended December 31, 1997 (unaudited) and
       1998 (unaudited).....................................................   3

  Consolidated Statements of Cash Flows for the Six Month Periods
       Ended December 31, 1997 (unaudited) and 1998 (unaudited).............   4

  Notes to Consolidated Financial Statements (unaudited).................... 5-8

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................9-12


PART II. Other Information                                                    13


Signatures..................................................................  14

Index to Exhibits........................................................... E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                        June 30,     December 31,
                                                                          1998           1998
                                                                      ------------   ------------
                                                                       (audited)      (unaudited)
Assets
Current:
     Cash and cash equivalents ....................................   $ 13,772,537   $  2,491,118
     Current portion of marketable securities .....................        850,000      2,700,000
     Accounts receivable, net of allowance for doubtful accounts ..     37,310,006     40,962,184
     Inventories ..................................................     10,762,839      9,913,095
     Notes receivable .............................................      1,182,425        124,839
     Prepaid expenses and other current assets ....................      5,692,610      6,990,474
                                                                      ------------   ------------
           Total current assets ...................................     69,570,417     63,181,710
                                                                      ------------   ------------
Property, plant and equipment, less accumulated depreciation ......     99,887,054    125,345,670
                                                                      ------------   ------------
Other assets:
     Goodwill, net ................................................     12,469,422     12,306,468
     Notes receivable from affiliates .............................        510,000             --
     Investments ..................................................        229,000        229,000
     Marketable securities ........................................      7,027,937      7,450,835
     Deferred lease expense .......................................        334,115        276,811
     Transportation contract rights, net ..........................      3,807,743      7,955,742
     Deferred financing and organization costs, net ...............      8,310,723      9,011,941
     Due from affiliates ..........................................        672,589        831,117
     Notes receivable .............................................         25,000         22,339
     Deposit and other noncurrent assets ..........................      1,394,301      1,721,051
     Deferred tax assets ..........................................      2,087,000      3,822,146
     Covenant not to compete, net .................................        160,000        245,000
                                                                      ------------   ------------
           Total other assets .....................................     37,027,830     43,872,450
                                                                      ------------   ------------
                                                                      $206,485,301   $232,399,830
                                                                      ============   ============


Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ............................   $    641,574   $  1,272,948
     Accounts payable .............................................      2,250,615      2,924,060
     Accrued compensation .........................................      4,703,334      4,457,427
     Current portion of insurance reserve .........................      3,657,442      3,760,000
     Accrued interest .............................................      6,776,630      6,899,913
     Other accrued expenses and current liabilities ...............      4,158,333      3,592,410
                                                                      ------------   ------------
           Total current liabilities ..............................     22,187,928     22,906,758
                                                                      ------------   ------------
Long-term debt, net of current portion ............................    157,284,116    181,246,282
                                                                      ------------   ------------
Premium on bond issuance ..........................................      1,202,550      1,094,850
                                                                      ------------   ------------
Other long-term liabilities .......................................      5,641,135      6,116,526
                                                                      ------------   ------------

Stockholder's equity:
     Common stock, no par value - shares authorized 200; issued and
           outstanding 100 ........................................        250,000        250,000
     Additional paid-in capital ...................................     13,188,926     15,898,517
     Retained earnings ............................................      6,354,353      3,559,226
     Accumulated other comprehensive income:
           Unrealized gain on marketable securities, net ..........        376,293      1,327,671
                                                                      ------------   ------------
               Total stockholder's equity .........................     20,169,572     21,035,414
                                                                      ------------   ------------
                                                                      $206,485,301   $232,399,830
                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations


                                                  Three Months Ended                 Six Months Ended
                                                     December 31,                       December 31,
                                            ------------------------------    ------------------------------
                                                 1997             1998              1997            1998
                                            -------------    -------------    -------------    -------------
                                                     (unaudited)                        (unaudited)

Revenues ................................   $  68,138,099    $  84,968,315    $ 127,291,475    $ 156,001,102
                                            -------------    -------------    -------------    -------------

Costs and expenses:

     Cost of operations .................      57,915,037       68,403,973      109,169,121      133,060,046

     General and administrative .........       7,000,890        5,606,220       10,773,210       10,190,642

     Depreciation and amortization ......       3,419,061        3,123,996        6,711,340        5,979,982
                                            -------------    -------------    -------------    -------------
                                               68,334,988       77,134,189      126,653,671      149,230,670
                                            -------------    -------------    -------------    -------------
       Income (loss) from operations ....        (196,889)       7,834,126          637,804        6,770,432

Interest ................................      (4,919,498)      (5,322,261)      (9,057,169)     (10,139,864)

Other income (expense) ..................         124,748          (72,999)         232,902          (72,999)
                                            -------------    -------------    -------------    -------------
       Income (loss) before nonrecurring
         item and provision (benefit) for
         income taxes ...................      (4,991,639)       2,438,866       (8,186,463)      (3,442,431)

Nonrecurring item .......................              --       (1,223,161)              --       (1,223,161)
                                            -------------    -------------    -------------    -------------

       Income (loss) before provision
         (benefit) for income taxes .....      (4,991,639)       1,215,705       (8,186,463)      (4,665,592)


Provision (benefit) for income taxes ....      (2,342,083)         547,068       (3,683,910)      (2,099,515)
                                            -------------    -------------    -------------    -------------

       Net income (loss) ................   $  (2,649,556)   $     668,637    $  (4,502,553)   $  (2,566,077)
                                            =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

             Consolidated Statements of Comprehensive Income (Loss)


                                                                       Three Months Ended            Six Months Ended
                                                                           December 31,                 December 31,
                                                                  ---------------------------  ---------------------------
                                                                       1997           1998          1997          1998
                                                                  -------------  ------------  -------------  ------------
                                                                           (unaudited)                  (unaudited)
Net income (loss) .............................................   $(2,649,556)   $   668,637   $(4,502,553)   $(2,566,077)

Other comprehensive income (loss):

     Unrealized gain (loss) on marketable
         securities...................................               (168,528)     1,561,228        86,357        951,378
                                                                  -----------    -----------   -----------    -----------
Comprehensive income (loss) ...................................   $(2,818,084)   $ 2,229,865   $(4,416,196)   $(1,614,699)
                                                                  ===========    ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                             Six Months Ended
                                                                                                               December 31,
                                                                                                       -----------------------------
                                                                                                            1997            1998
                                                                                                       ------------    ------------
                                                                                                                 (unaudited)
Cash flows from operating activities:
     Net income (loss)..............................................................................   $ (4,502,553)   $ (2,566,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
       Gain on sale of marketable securities .......................................................       (232,902)       (194,329)
       Deferred income taxes .......................................................................     (3,683,860)     (2,099,515)
       Depreciation ................................................................................      5,857,519       5,401,850
       Amortization ................................................................................      1,835,166       1,263,915
       Write-off of accounts receivable ............................................................        480,000              --
       Reserve for doubtful accounts receivable ....................................................      1,270,000          60,000
       Interest accrued on notes receivable ........................................................       (157,775)             --
       Transfer from restricted cash ...............................................................        914,408              --
       Nonrecurring item ...........................................................................             --       1,223,161
       Decrease (increase) in:
         Accounts receivable and retainage (net of receivables sold) ...............................       (575,882)     (3,092,168)
         Inventories ...............................................................................      1,557,316       1,014,617
         Prepaid expenses and other current assets .................................................     (2,646,982)     (1,209,744)
         Deferred lease expense ....................................................................         75,202          57,304
         Deposits and other noncurrent assets ......................................................       (113,901)        200,699
       Increase (decrease) in:
         Accounts payable ..........................................................................       (388,852)        595,259
         Accrued expenses and other current liabilities ............................................      5,429,580      (1,975,650)
         Other long-term liabilities ...............................................................        752,364         475,390
                                                                                                       ------------    ------------
         Net cash provided (used in) operating activities ..........................................      5,868,848        (845,288)
                                                                                                       ------------    ------------

Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $207,441 and $1,100,009
        in 1997 and 1998 respectively)..............................................................    (21,519,397)     (6,014,361)
     Proceeds from sale of fixed assets ............................................................        234,064          33,887
     Additions to property, plant and equipment ....................................................    (15,426,604)    (18,745,242)
     Purchase of transportation contract rights ....................................................        (39,665)        (70,215)
     Due from affiliates ...........................................................................       (564,422)       (158,528)
     Notes receivable ..............................................................................       (643,042)      1,570,247
     Marketable securities sold (purchased), net ...................................................     (2,167,328)     (1,127,191)
                                                                                                       ------------    ------------
         Net cash used in investing activities .....................................................    (40,126,394)    (24,511,403)
                                                                                                       ------------    ------------

Cash flows from financing activities:
     Proceeds of additional borrowings .............................................................     45,770,000      19,355,307
     Principal payments on borrowings ..............................................................    (13,252,118)     (5,000,991)
     Deferred financing and organization costs .....................................................     (3,567,213)        (49,995)
     Other .........................................................................................       (379,756)       (229,049)
                                                                                                       ------------    ------------
         Net cash provided by financing activities .................................................     28,570,913      14,075,272
                                                                                                       ------------    ------------
Net decrease in cash and cash equivalents ..........................................................     (5,686,633)    (11,281,419)
Cash and cash equivalents, beginning of period .....................................................     16,818,889      13,772,537
                                                                                                       ------------    ------------
Cash and cash equivalents, end of period ...........................................................   $ 11,132,256    $  2,491,118
                                                                                                       ============    ============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest...................................................................................   $  6,320,900    $  9,521,069
         Income taxes ..............................................................................        331,527         182,068

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ..................................   $  6,368,900    $  5,686,617
     Additional paid-in capital contributed for bondholder consent fees and
       expenses ....................................................................................             --       2,709,591
     Transfer of bus from inventory to fixed assets ................................................         47,558             --

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

3. Inventories

         Inventories comprised the following:
                                                   June 30,        December 31,
                                                     1998              1998
                                                ------------     --------------

         Parts and fuel.......................  $  3,921,237     $  4,105,675
         Buses................................     6,841,602        5,807,420
                                                 -----------     ------------
                                                $ 10,762,839     $  9,913,095
                                                ============     ============


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

         In November 1998 the shareholders of AETG paid $2.7 million of fees and expenses in connection with the Amendment to the Indenture of which approximately $1.5 million of bondholder consent fees have been recorded as deferred financing expenses and approximately $1.2 million has been recorded as a non-recurring charge with a corresponding $2.7 million contribution to additional paid-in capital.

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


                      Condensed Consolidating Balance Sheet
                                December 31, 1998

                               Atlantic
                                Express                          Non-
                            Transportation    Guarantor        Guarantor     Elimination
                                 Corp.       Subsidiaries    Subsidiaries      Entries        Consolidated
                            --------------  -------------   -------------   -------------    -------------
Current assets ........... $   2,911,199    $  58,353,400   $   6,568,262   $  (4,651,151)   $  63,181,710
Investment in affiliates..    68,340,331               --              --     (68,340,331)              --
Total assets .............   216,521,720      188,048,763      14,788,778    (186,959,431)     232,399,830
Current liabilities ......     8,035,215       14,878,354       4,685,458      (4,692,269)      22,906,758
Total liabilities ........   179,950,126      161,386,314      10,731,984    (140,704,008)     211,364,416
Stockholder's equity .....    36,571,594       26,662,449       4,056,794     (46,255,423)      21,035,414


                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 1998

                                            Atlantic
                                             Express                       Non-
                                         Transportation     Guarantor    Guarantor     Elimination
                                             Corp.        Subsidiaries  Subsidiaries     Entries       Consolidated
                                        ---------------  -------------  ------------   ------------    ------------
Net revenues .......................    $        --      $ 84,667,851   $  2,273,552   $ (1,973,088)   $ 84,968,315
Income (loss) from  operations .....       (267,415)        7,853,713        247,828             --       7,834,126
Income (loss) before nonrecurring
  item, (provision for) benefit from
  income taxes .....................       (325,706)        2,516,744        247,828             --       2,438,866
Nonrecurring item ..................     (1,223,161)               --             --             --      (1,223,161)
Net income of subsidiaries .........      1,520,514                --             --     (1,520,514)             --
Net income .........................        668,637         1,382,786        137,728     (1,520,514)        668,637


                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 1998

                                          Atlantic
                                          Express
                                        Transportation     Guarantor          Non-        Elimination
                                             Corp.       Subsidiaries      Guarantors        Entries       Consolidated
                                       ---------------  -------------    -------------   -------------    -------------
Net revenues .......................   $          --    $ 155,644,406    $   3,442,232   $  (3,085,536)   $ 156,001,102
Income (loss) from operations ......        (320,906)       6,829,282          262,056              --        6,770,432
Income (loss) before nonrecurring
  item, (provision for) benefit from
  income taxes .....................        (379,197)      (3,325,290)         262,056              --       (3,442,431)
Nonrecurring item ..................      (1,223,161)              --               --              --       (1,223,161)
Net loss of subsidiaries ...........      (1,684,780)              --               --       1,684,780               --
Net income (loss) ..................      (2,566,077)      (1,828,911)         144,131       1,684,780       (2,566,077)

                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 1998


                                      Atlantic
                                       Express                               Non-
                                   Transportation        Guarantor        Guarantor        Elimination
                                        Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                   ----------------    --------------    -------------    ---------------   ----------------
Net cash provided by (used in)
   operating activities .........   $ (18,865,166)     $  15,950,730     $  2,069,148      $       --         $   (845,288)
Net cash used in investing
   activities ...................      (5,842,005)       (17,542,207)      (1,127,191)             --          (24,511,403)
Net cash provided by (used in)
   financing activities .........      19,076,263         (5,000,991)              --              --           14,075,272
Increase (decrease) in cash and
   cash equivalents .............      (5,630,908)        (6,592,468)         941,957              --          (11,281,419)
Cash and cash equivalents,
   beginning of period ..........       6,932,910          4,014,584        2,825,043              --            13,772,537
                                    -------------      -------------     ------------      ----------         -------------
Cash and cash equivalents,
   end of period ................   $   1,302,002      $  (2,577,884)    $  3,767,000      $       --         $   2,491,118


                      Condensed Consolidating Balance Sheet
                                  June 30, 1998


                                   Atlantic
                                    Express                               Non-
                                Transportation        Guarantor        Guarantor        Elimination
                                     Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                --------------      ------------      ------------     --------------    --------------
Current assets ................ $  13,459,022       $ 47,736,795      $ 8,374,600       $         --     $  69,570,417
Investment in affiliates ......    60,404,818                 --               --        (60,404,818)               --
Total assets ..................   193,219,371        165,426,379       15,993,943       (168,154,392)      206,485,301
Current liabilities ...........     7,688,435          6,743,371        7,756,122                 --        22,187,928
Total liabilities .............   160,355,739        120,676,905       13,032,657       (107,749,572)      186,315,729
Stockholder's equity ..........    32,863,632         44,749,474        2,961,286        (60,404,820)       20,169,572


                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 1997


                                         Atlantic
                                         Express                               Non-
                                     Transportation        Guarantor        Guarantor        Elimination
                                          Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                     ----------------    --------------    -------------    ---------------    -------------
Net revenues .......................   $         --       $ 68,138,099      $ 2,520,904      $ (2,520,904)     $ 68,138,099
Income (loss) from operations ......             --           (140,130)         (56,759)               --          (196,889)
Income (loss) before income taxes ..             --         (5,157,648)         166,009                --        (4,991,639)
Net loss of subsidiaries ...........     (2,649,556)                --               --         2,649,556                --
Net income (loss) ..................     (2,649,556)        (2,740,861)          91,305         2,649,556        (2,649,556)

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 1997

                                          Atlantic
                                           Express                               Non-
                                       Transportation         Guarantor        Guarantor        Elimination
                                            Corp.           Subsidiaries      Subsidiaries        Entries         Consolidated
                                      ----------------     --------------    -------------    ---------------    -------------
Net revenues .......................   $          --      $  127,291,475     $ 3,708,814      $ (3,708,814)     $ 127,291,475
Income (loss) from operations ......              --             736,314         (98,510)               --            637,804
Income (loss) before income taxes ..              --          (8,505,199)        318,736                --         (8,186,463)
Net loss of subsidiaries ...........      (4,502,553)                 --              --         4,502,553                 --
Net income (loss) ..................      (4,502,553)         (4,677,858)        175,305         4,502,553         (4,502,553)



                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 1997


                                         Atlantic
                                          Express                               Non-
                                      Transportation        Guarantor        Guarantor        Elimination
                                           Corp.          Subsidiaries      Subsidiaries        Entries          Consolidated
                                      ----------------   --------------    -------------    ---------------    ---------------
Net cash provided by (used in)
  operating activities ..........      $(24,399,331)      $ 27,584,225      $ 2,683,954        $      --        $  5,868,848
Net cash used in investing
  activities ....................       (22,223,082)       (15,735,984)      (2,167,328)              --         (40,126,394)
Net cash provided by (used in
  financing activities ..........        41,713,031        (13,142,118)              --               --          28,570,913
Increase (decrease) in cash and
  cash equivalents ..............        (4,909,382)        (1,293,877)         516,626               --          (5,686,633)
Cash and cash equivalents,
  beginning of period ...........        15,029,114            479,933        1,309,842               --          16,818,889
                                       ------------       ------------      -----------        ---------        ------------
Cash and cash equivalents, end of
     period......................      $ 10,119,732       $   (813,944)     $ 1,826,468        $      --        $ 11,132,256

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

         Net interest expense. Net interest expense was $5.3 million for the three months ended December 31, 1998 compared to $4.9 million for the three months ended December 31, 1997, an increase of $0.4 million or 8.2%. This increase was primarily due to increased interest in connection with the Company's revolving line of credit and equipment financing.

         Income (loss) before nonrecurring item and taxes. Income before nonrecurring item and taxes was $2.4 for the three months ended December 31, 1998 compared to a loss before nonrecurring item and taxes of $5.0 million for the three months ended December 31, 1997, and increase of $7.4 million.

         Nonrecurring item. Nonrecurring item was $1.2 million for the three months ended December 31, 1998. This represented fees and expenses paid by the shareholders of Atlantic Express Transportation Group, Inc. (the parent of AETC) for the benefit of the Company. (See Note 4 of Notes to Consolidated Financial Statements). There were no nonrecurring items for the three months ended December 31, 1997.

         Net loss. The Company generated net income of $0.7 million for the three months ended December 31, 1998 compared to a net loss of $2.6 million for the three months ended December 31, 1997, an increase of $3.3 million due to the net effect of the items discussed above.

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

         Net interest expense. Net interest expense was $10.1 million for the six months ended December 31, 1998 compared to $9.1 million for the six months ended December 31, 1997, an increase of $1.1 million. This increase was primarily due to increased interest in connection with the Company's revolving line of credit and equipment financing.

         Loss before nonrecurring item and taxes. Loss before nonrecurring item and taxes was $3.4 million for the six months ended December 31, 1998 compared to $8.2 million for the six months ended December 31, 1997, a decrease of $4.7 million.

         Nonrecurring item. Nonrecurring item was $1.2 million for the six months ended December 31, 1998. This represented fees and expenses paid by the shareholders of Atlantic Express Transportation Group, Inc. (the parent of AETC) for the benefit of the Company. (See Note 4 of Notes to Consolidated Financial Statements). There were no nonrecurring items for the six months ended December 31, 1997.

         Net loss. The Company generated a net loss of $2.6 million for the six months ended December 31, 1998 compared to a net loss of $4.5 million for the six months ended December 31, 1997, a decrease of $1.9 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

         Management anticipates total capital expenditures of $25.8 million in fiscal 1999 of which approximately $24.4 million were made by December 31, 1998. This included approximately $21.3 million for purchase of new vehicles and $3.1 million for other property and equipment.

         Net Cash Used In Operating Activities. Net cash used in operating activities was $0.8 million for the six months ended December 31, 1998 primarily due to a net loss of $2.6 million, $4.6 million of funds used for working capital, $2.1 million increase in deferred tax benefit, partially offset by non-cash items of $7.9 million ($6.7 million depreciation and amortization and $1.2 million non-recurring charge) and $0.6 million increase in other sources of funds.

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

November 23, 1999

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


  Exhibit                                                        Sequential Page
  Number    Exhibit                                                  Number
  ------    -------                                              ---------------

    4.1 Third Supplemental Indenture, dated as of October 29, 1998, by and among Atlantic Express Transportation Corp., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed November 10, 1998).

   27.1     Financial Data Schedule