Form 10-Q/A
period 1999-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 1999-12-02
CIK 1035423

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
                                        -------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   New York                                  13-392-3467
       ---------------------------------                ---------------------
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
Yes  X      No
   -----      -------

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
Yes         No
   -------    -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

100 Shares of Common Stock, no par value.

================================================================================

                                TABLE OF CONTENTS


PART I. Financial Information


                                                                            Page
                                                                            ----
      ITEM 1. Financial Statements:

      Consolidated Balance Sheets at June 30, 1998 (audited) and March
          31, 1999 (unaudited)..............................................   1


      Consolidated Statements of Operations for the Three Month and
          Nine Month Periods Ended March 31, 1998 (unaudited) and 1999
          (unaudited).......................................................   2

      Consolidated Statements of Comprehensive Income (Loss) for the
          Three Months and Nine Months Ended March 31, 1998 (unaudited)
          and 1999 (unaudited)..............................................   3

      Consolidated Statements of Cash Flows for the Nine Month Periods
          Ended March 31, 1998 (unaudited) and 1999 (unaudited).............   4

      Notes to Consolidated Financial Statements (unaudited)................ 5-8

      ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................9-12

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk....  13


PART II. Other Information                                                    13


Signatures..................................................................  14

Index to Exhibits........................................................... E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                June 30,       March 31,
                                                                                                  1998           1999
                                                                                             -------------   ------------
                                                                                              (audited)      (unaudited)
Assets
Current:
     Cash and cash equivalents ...........................................................   $ 13,772,537   $  4,381,703
     Current portion of marketable securities ............................................        850,000      2,860,200
     Accounts receivable, net of allowance for doubtful accounts .........................     37,310,006     40,619,548
     Inventories .........................................................................     10,762,839     12,130,276
     Notes receivable ....................................................................      1,182,425        106,994
     Prepaid expenses and other current assets ...........................................      5,692,610      6,746,360
                                                                                             ------------   ------------
       Total current assets ..............................................................     69,570,417     66,845,081
                                                                                             ------------   ------------
Property, plant and equipment, less accumulated depreciation .............................     99,887,054    125,469,447
                                                                                             ------------   ------------
Other assets:
     Goodwill, net .......................................................................     12,469,422     12,224,991
     Notes receivable from affiliates ....................................................        510,000             --
     Investments .........................................................................        229,000         75,000
     Marketable Securities ...............................................................      7,027,937      6,306,004
     Deferred lease expense ..............................................................        334,115        272,889
     Transportation contract rights, net .................................................      3,807,743      7,772,872
     Deferred financing and organization costs, net ......................................      8,310,723      8,486,981
     Due from affiliates .................................................................        672,589        883,117
     Notes receivable ....................................................................         25,000         17,157
     Deposits and other noncurrent assets ................................................      1,394,301      1,822,120
     Deferred tax  assets ................................................................      2,087,000      3,599,255
     Covenant not to compete, net ........................................................        160,000        229,750
                                                                                             ============   ============
Total other assets........................................................................     37,027,830     41,690,136
                                                                                             ============   ============
                                                                                             $206,485,301   $234,004,664
                                                                                             ============   ============

Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ...................................................   $    641,574   $ 20,456,128
     Accounts payable ....................................................................      2,250,615      2,943,138
     Accrued compensation ................................................................      4,703,334     10,788,150
     Current portion of insurance reserve ................................................      3,657,442      4,058,200
     Accrued interest ....................................................................      6,776,630      2,878,885
     Other accrued expenses and current liabilities ......................................      4,158,333      5,842,730
                                                                                             ------------   ------------
     Total current liabilities ...........................................................     22,187,928     46,967,231
                                                                                             ------------   ------------
Long-term debt, net of current portion ...................................................    157,284,116    160,142,723
                                                                                             ------------   ------------
Premium on bond issuance .................................................................      1,202,550      1,041,000
                                                                                             ------------   ------------
Other long-term liabilities ..............................................................      5,641,135      4,789,853
                                                                                             ------------   ------------

Stockholder's equity:
     Common stock, no par value - shares authorized 200; issued and
       outstanding 100 ...................................................................        250,000        250,000
     Additional paid-in capital ..........................................................     13,188,926     15,898,517
     Retained earnings ...................................................................      6,354,353      3,832,823
     Accumulated other comprehensive income:
       Unrealized gain on marketable securities, net .....................................        376,293      1,082,517
                                                                                             ------------   ------------
         Total stockholder's equity ......................................................     20,169,572     21,063,857
                                                                                             ------------   ------------
                                                                                             $206,485,301   $234,004,664
                                                                                             ============   ============

          See accompanying notes to consolidated financial statements.

        Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Operations


                                                   Three Months Ended                      Nine Months Ended
                                                        March 31,                               March 31,
                                            -------------------------------       -----------------------------------
                                                 1998              1999                1998                 1999
                                            -------------      ------------       -------------        --------------
                                                       (unaudited)                            (unaudited)

Revenues ..................................  $ 67,502,640      $ 77,280,417       $ 194,794,115        $  233,281,518
                                             ------------      ------------       -------------        --------------

Costs and expenses:
     Cost of operations ...................    55,264,597        63,273,504         164,433,718           196,333,550
     General and administrative ...........     4,869,509         5,170,018          15,642,719            15,360,660
     Depreciation and amortization ........     2,277,073         3,124,050           8,988,413             9,104,032
                                             ------------      ------------       -------------        --------------

                                               62,411,179        71,567,572         189,064,850           220,798,242
                                             ------------      ------------       -------------        --------------

          Income (loss) from operations ...     5,091,461         5,712,845           5,729,265            12,483,276

     Interest .............................    (4,343,472)       (5,167,778)        (13,400,641)          (15,307,642)

Other income (expense) ....................       295,940           (49,750)            528,842              (122,748)
                                             ------------      ------------       -------------        --------------
          Income (loss) before provision
             (benefit) for income taxes ...     1,043,929           495,317          (7,142,534)           (2,947,114)

Nonrecurring item .........................            --                --                  --            (1,223,161)
                                             ------------      ------------       -------------        --------------

          Income (loss) before provision
              (benefit) for income taxes ..     1,043,929           495,317          (7,142,534)           (4,170,275)

Provision (benefit) for income taxes ......       469,770           222,893          (3,214,140)           (1,876,624)
                                             ------------      ------------       -------------        --------------

          Net income (loss) ...............  $    574,159      $    272,424       $  (3,928,394)       $   (2,293,651)
                                             ============      ============       =============        ==============



          See accompanying notes to consolidated financial statements.

        Atlantic Express Transportation Corp. and Subsidiaries

        Consolidated Statements of Comprehensive Income (Loss)


                                                   Three Months Ended                    Nine Months Ended
                                                        March 31,                            March 31,
                                            -------------------------------      --------------------------------
                                                 1998              1999              1998               1999
                                            --------------     ------------      -------------     --------------
                                                       (unaudited)                          (unaudited)

Net income (loss) ........................  $    574,159       $   272,424       $ (3,928,394)     $  (2,293,651)

Other comprehensive income (loss):

     Unrealized gain (loss) on marketable
          securities .....................       300,049          (245,154)           386,406            706,224
                                           ---------------    -------------     --------------    ---------------

Comprehensive income (loss) ..............  $    874,208       $    27,270       $ (3,541,988)     $  (1,587,427)
                                           ===============    =============     ==============    ===============

          See accompanying notes to consolidated financial statements.

        Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Cash Flows


                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                    -------------------------------
                                                                                         1998             1999
                                                                                    --------------    -------------
                                                                                              (unaudited)
Cash flows from operating activities:
     Net loss ...................................................................   $ (3,928,394)   $ (2,293,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
          Gain on sale of marketable securities .................................       (527,817)       (977,358)
          Deferred income taxes .................................................     (3,418,438)     (1,876,624)
          Depreciation ..........................................................      7,916,119       8,201,044
          Amortization ..........................................................      2,299,465       1,989,955
          Write-off of accounts receivable ......................................        480,000              --
          Reserve for doubtful accounts receivable ..............................      1,270,000          90,000
          Interest accrued on notes receivable ..................................       (239,346)             --
          Transfer from restricted cash .........................................        914,408              --
          Nonrecurring item .....................................................      1,223,161              --
          Decrease (increase) in:
               Accounts receivable and retainage ................................     (1,146,944)     (2,779,532)
               Inventories ......................................................      3,320,241      (1,202,564)
               Prepaid expenses and other current assets ........................       (399,776)       (965,630)
               Deferred lease expense ...........................................        114,177          61,226
               Deposits and other noncurrent assets .............................       (220,891)        221,904
          Increase (decrease) in:
               Accounts payable .................................................       (376,571)        614,337
               Accrued expenses and other current liabilities ...................      3,783,272       2,862,356
               Other long-term liabilities ......................................      1,405,345        (851,283)
                                                                                    ------------    ------------
               Net cash provided by operating activities ........................     11,244,850       4,317,341
                                                                                    ------------    ------------
Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $207,441 and $1,100,009
          in 1998 and 1999 respectively .........................................    (21,519,397)     (6,014,361)
     Proceeds from sale of fixed assets .........................................        453,550          40,045
     Additions to property, plant and equipment .................................    (17,618,263)    (21,536,621)
     Purchase of transportation contract rights .................................        (57,139)        (69,540)
     Due from affiliates ........................................................       (541,753)       (336,978)
     Notes receivable ...........................................................       (517,685)      1,593,274
     Proceeds from sale of investment ...........................................             --         196,408
     Marketable securities sold (purchased), net ................................     (2,692,148)        352,907
                                                                                    ------------    ------------
               Net cash used in investing activities ............................    (42,492,835)    (25,774,866)
                                                                                    ------------    ------------
Cash flows from financing activities:
     Proceeds of additional borrowings ..........................................     41,400,000      17,671,251
     Principal payments on borrowings ...........................................    (13,366,493)     (5,374,518)
     Deferred financing and organization costs ..................................     (3,589,107)           (993)
     Other ......................................................................       (468,854)       (229,049)
                                                                                    ------------    ------------
          Net cash provided by financing activities .............................     23,975,546      12,066,691
                                                                                    ------------    ------------
Net decrease in cash and cash equivalents .......................................     (7,272,439)     (9,390,834)
Cash and cash equivalents, beginning of period ..................................     16,818,889      13,772,537
                                                                                    ------------    ------------
Cash and cash equivalents, end of period ........................................   $  9,546,450    $  4,381,703
                                                                                    ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest ..............................................................   $ 15,029,925    $ 18,330,644
          Income taxes ..........................................................        362,809         210,962

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ...............   $  6,368,900    $  5,823,824
     Additional paid-in capital contributed for bondholder consent fees
       and expenses .............................................................             --       2,709,591
     Transfer of bus from inventory to fixed assets .............................         47,558              --

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

3.   Inventories

         Inventories comprised the following:


                                                         June 30,          March 31,
                                                           1998              1999
                                                      -------------     --------------
         Parts and fuel.............................  $  3,921,237      $   4,168,859
         Buses......................................     6,841,602          7,961,417
                                                      ------------      -------------
                                                      $ 10,762,839      $  12,130,276
                                                      ============      =============


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


                                               Condensed Consolidating Balance Sheet
                                                           March 31, 1999

                                  Atlantic
                                   Express                               Non-
                               Transportation       Guarantor         Guarantor        Elimination
                                    Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                               --------------     --------------    -------------    ---------------     -------------
Current assets ...............  $  2,082,418       $  60,629,266     $  4,133,397     $          --      $  66,845,081
Investment in affiliates .....    70,036,491                  --               --       (70,036,491)                --
Total assets .................   208,433,298         208,156,586       13,730,964      (196,316,184)       234,004,664
Current liabilities ..........    19,465,761          22,537,692        4,963,778                --         46,967,231
Total liabilities ............   170,506,761         162,322,150        9,713,631      (129,601,735)       212,940,807
Stockholder's equity .........    37,926,537          45,834,436        4,017,333       (66,714,449)        21,063,857




                                          Condensed Consolidating Statement of Operations
                                                 Three months ended March 31, 1999

                                         Atlantic
                                          Express                               Non-
                                      Transportation        Guarantor        Guarantor        Elimination
                                           Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                     ----------------    --------------    -------------    ---------------    -------------
Net revenues .......................   $       --        $ 76,467,602       $ 812,815         $       --       $ 77,280,417
Income (loss) from operations ......     (311,781)          5,650,639         373,987                 --          5,712,845
Income (loss) before nonrecurring
     item, (provision for) benefit
     from income taxes .............     (399,218)            520,548         373,987                 --            495,317
Nonrecurring item ..................           --                  --              --                 --                 --
Net income of subsidiaries .........      491,993                  --              --           (491,993)                --
Net income .........................      272,424             286,300         205,693           (491,993)           272,424




                                          Condensed Consolidating Statement of Operations
                                                  Nine months ended March 31, 1999

                                             Atlantic
                                              Express
                                          Transportation        Guarantor           Non-           Elimination
                                               Corp.          Subsidiaries       Guarantors          Entries         Consolidated
                                         ----------------    --------------    --------------    ---------------    -------------
Net revenues ...........................  $         --       $  232,112,007     $  4,255,047      $  (3,085,536)    $ 233,281,518
Income (loss) from operations ..........      (632,687)          12,479,920          636,043                 --        12,483,276
Income (loss) before nonrecurring
     item, (provision for) benefit
     from income taxes .................      (778,415)          (2,804,742)         636,043                 --        (2,947,114)
Nonrecurring item ......................    (1,223,161)                  --               --                 --        (1,223,161)
Net loss of subsidiaries ...............    (1,192,787)                  --               --          1,192,787                --
Net income (loss) ......................    (2,293,651)          (1,542,611)         349,824          1,192,787        (2,293,651)


                                          Condensed Consolidating Statement of Cash Flows
                                                  Nine months ended March 31, 1999

                                             Atlantic
                                              Express                               Non-
                                          Transportation        Guarantor        Guarantor        Elimination
                                               Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                         ----------------    --------------    -------------    ---------------   ----------------

Net cash provided by (used in)
     operating activities ..............  $ (17,934,338)      $ 24,231,629     $ (1,979,950)      $       --        $  4,317,341
Net cash provided by (used in)
     investing activities ..............     (6,177,592)       (19,950,181)         352,907               --         (25,774,866)
Net cash provided by (used in)
     financing activities ..............     17,441,209         (5,374,518)              --               --          12,066,691
Decrease in cash and cash
     equivalents .......................     (6,670,721)        (1,093,070)      (1,627,043)              --          (9,390,834)
Cash and cash equivalents,
     beginning of period ...............      6,932,910          4,014,584        2,825,043               --          13,772,537
                                          -------------       ------------     ------------       -----------       ------------
Cash and cash equivalents,
     end of period .....................  $     262,189       $  2,921,514     $  1,198,000       $       --        $  4,381,703




                                               Condensed Consolidating Balance Sheet
                                                           June 30, 1998

                                   Atlantic
                                    Express                               Non-
                                Transportation       Guarantor         Guarantor        Elimination
                                     Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                ----------------   --------------    -------------    ---------------    -------------

Current assets ...............   $ 13,459,022       $ 47,736,795     $  8,374,600     $          --       $ 69,570,417
Investment in affiliates .....     60,404,818                 --               --       (60,404,818)                --
Total assets .................    193,219,371        165,426,379       15,993,943      (168,154,392)       206,485,301
Current liabilities ..........      7,688,435          6,743,371        7,756,122                           22,187,928
Total liabilities ............    160,355,739        120,676,905       13,032,657      (107,749,572)       186,315,729
Stockholder's equity .........     32,863,632         44,749,474        2,961,286       (60,404,820)        20,169,572




                                          Condensed Consolidating Statement of Operations
                                                 Three months ended March 31, 1998

                                    Atlantic
                                     Express                               Non-
                                 Transportation         Guarantor        Guarantor        Elimination
                                      Corp.           Subsidiaries      Subsidiaries        Entries         Consolidated
                                 ----------------    --------------    -------------    ---------------    -------------
Net revenues ...................  $       --         $ 67,502,640       $ 1,386,474      $ (1,386,474)      $ 67,502,640
Income (loss) from operations ..          --            5,101,601           (10,140)               --          5,091,461
Income before income taxes .....          --              963,222            80,707                --          1,043,929
Net income of subsidiaries .....     574,159                   --                --          (574,159)                --
Net income .....................     574,159              520,892            53,267          (574,159)           574,159


                                          Condensed Consolidating Statement of Operations
                                                  Nine months ended March 31, 1998

                                      Atlantic
                                       Express                               Non-
                                   Transportation        Guarantor        Guarantor        Elimination
                                        Corp.          Subsidiaries      Subsidiaries        Entries          Consolidated
                                  ----------------    --------------    -------------    ---------------    --------------
Net revenues ....................  $          --      $ 194,794,115      $ 4,465,288      $ (4,465,288)      $ 194,794,115
Income (loss) from operations ...             --          5,837,915         (108,650)               --           5,729,265
Income (loss) before income taxes             --         (7,640,487)         497,953                --          (7,142,534)
Net loss of subsidiaries ........     (3,928,393)                --               --         3,928,393                  --
Net income (loss) ...............     (3,928,393)        (4,257,043)         328,649         3,928,393          (3,928,394)




                                          Condensed Consolidating Statement of Cash Flows
                                                  Nine months ended March 31, 1998

                                           Atlantic
                                            Express                               Non-
                                        Transportation        Guarantor         Guarantor        Elimination
                                              Corp.          Subsidiaries      Subsidiaries        Entries          Consolidated
                                       ----------------     --------------    -------------    ---------------    ---------------
Net cash provided by (used in)
     operating activities ...........  $  (22,684,533)       $ 31,791,341      $ 2,138,042       $       --        $  11,244,850
Net cash used in investing
     activities .....................     (21,942,765)        (17,632,876)      (2,917,194)              --          (42,492,835)
Net cash provided by (used in
     financing activities ...........      37,342,039         (13,366,493)              --               --           23,975,546
Increase (decrease) in cash and
     cash equivalents ...............      (7,285,259)            791,972         (779,152)              --           (7,272,439)
Cash and cash equivalents,
     beginning of period ............      15,029,114             479,933        1,309,842               --           16,818,889
                                      ---------------       -------------     ------------     ------------      ---------------
Cash and cash equivalents, end of
     period .........................  $    7,743,855        $  1,271,905      $   530,690       $       --        $   9,546,450

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

        Net interest expense. Net interest expense was $5.2 million for the three months ended March 31, 1999 compared to $4.3 million for the three months ended March 31, 1998, an increase of $0.8 million or 19.0%. This increase was primarily due to increased interest in connection with the Company's Revolving Credit Facility.

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

        Net interest expense. Net interest expense was $15.3 million for the nine months ended March 31, 1999 compared to $13.4 million for the nine months ended March 31, 1998, an increase of $1.9 million. This increase was primarily due to increased interest in connection with the Company's revolving line of credit.

        Loss before nonrecurring item and taxes. Loss before nonrecurring item and taxes was $2.9 million for the nine months ended March 31, 1999 compared to $7.1 million for the nine months ended March 31, 1998, a decrease of $4.2 million.

        Nonrecurring item. Nonrecurring item was $1.2 million for the nine months ended March 31, 1999. This represented fees and expenses paid by the shareholders of Atlantic Express Transportation Group, Inc. (the parent of AETC) for the benefit of the Company. There were no nonrecurring items for the nine months ended March 31, 1998.

        Net loss. The Company generated a net loss of $2.3 million for the nine months ended March 31, 1999 compared to a net loss of $3.9 million for the nine months ended March 31, 1998, a decrease of $1.6 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

        Management anticipates total capital expenditures of $28.9 million in fiscal 1999 of which approximately $27.4 million were made by March 31, 1999. This included approximately $22.3 million for purchase of new vehicles and $5.1 million for other property and equipment.

        Net Cash Provided By Operating Activities. Net cash provided by operating activities of $4.3 million for the nine months ended March 31, 1999 resulted primarily from non-cash items of depreciation and amortization of $10.2 million and a nonrecurring item of $1.2 million offset by (i) a net loss of $2.3 million; (ii) $1.9 million increase in deferred tax benefit; (iii) $1.5 million use of cash for working capital and (iv) $1.4 million decrease in other sources of funds.

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





                                      ATLANTIC EXPRESS TRANSPORTATION CORP.


                                      By:         /s/ NATHAN SCHLENKER
                                                ------------------------------
                                                  Nathan Schlenker
                                                  Chief Financial Officer

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


     Exhibit                                                                        Sequential Page
     Number                                   Exhibit                                    Number
     ------                                   -------                                    -------

       4.1 Third Supplemental Indenture, dated as of October 29, 1998, by and among Atlantic Express Transportation Corp., the Guarantors named therein and The Bank of New York, as Trustee
                   (incorporated  by reference  to Exhibit 1.1 to the  Company's
                   Current Report on Form 8-K filed November 10, 1998).

      27.1         Financial Data Schedule