Form 10-Q
period 1999-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2000-02-11
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended December 31, 1999 or


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

               7 North Street, Staten Island, New York, 10302-1205
     (Address of Principal Executive Offices)            (Zip Code)

                                 (718) 442-7000
              (Registrant's Telephone Number, Including Area Code)


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

Yes  X   No
   -----   -----

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

================================================================================

                                TABLE OF CONTENTS


PART I. Financial Information


                                                                                                Page
                                                                                                ----
     ITEM 1. Financial Statements:

     Consolidated Balance Sheets at June 30, 1999 (audited) and December 31, 1999
          (unaudited)......................................................................       1

     Consolidated Statements of Operations for the Three Month and Six Month Periods
          Ended December 31, 1998 (unaudited) and 1999 (unaudited).........................       2

     Consolidated Statements of Stockholder's Equity for the Three Months and
          Six Months Ended December 31, 1999...............................................       3

     Consolidated Statements of Cash Flows for the Six Month Periods Ended December 31,
           1998 (unaudited) and 1999 (unaudited)...........................................       4

     Notes to Consolidated Financial Statements (unaudited)................................     5-8

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................    9-11

PART II. Other Information                                                                       12

Signatures.................................................................................      13

Index to Exhibits..........................................................................     E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                          June 30,           December 31,
                                                                            1999                 1999
                                                                       -------------        --------------
                                                                         (audited)            (unaudited)
Assets
Current:
  Cash and cash equivalents .........................................  $     855,983        $   7,540,776
  Current portion of marketable securities ..........................      3,842,000            1,264,000
  Accounts receivable, net of allowance for doubtful accounts .......     48,468,255           39,208,782
  Inventories .......................................................     15,215,018           11,585,283
  Notes receivable ..................................................         31,964               17,200
  Prepaid expenses and other current assets .........................      6,190,766            5,721,463
                                                                       -------------        -------------
            Total current assets ....................................     74,603,986           65,337,504
                                                                       -------------        -------------

Property, plant and equipment, less accumulated depreciation ........    119,138,827          124,333,114
                                                                       -------------        -------------

Other assets:
  Goodwill, net .....................................................     12,143,514           11,980,560
  Investments .......................................................         35,000               35,000
  Marketable securities .............................................      5,869,380            7,145,336
  Deferred lease expense ............................................        148,155              140,093
  Transportation contract rights, net ...............................      3,408,096            3,612,933
  Deferred financing and organization costs, net ....................      8,018,053            7,057,954
  Due from parent company ...........................................        831,117              831,117
  Notes receivable ..................................................         11,494                5,653
  Deposit and other noncurrent assets ...............................      3,248,336            3,379,054
  Deferred tax assets ...............................................      3,935,981            7,543,669
  Covenant not to compete, net ......................................        120,000              100,000
                                                                       -------------        -------------
            Total other assets ......................................     37,769,126           41,831,369
                                                                       -------------        -------------
                                                                       $ 231,511,939        $ 231,501,987
                                                                       =============        =============
Liabilities and Stockholder's Equity
Current:
  Current portion of long-term debt .................................  $  21,411,180        $   1,773,169
  Accounts payable ..................................................      2,453,411            2,656,067
  Accrued compensation ..............................................      7,392,071            6,349,952
  Current portion of insurance reserve ..............................      4,500,000            2,200,000
  Accrued interest ..................................................      6,890,810            6,767,096
  Other accrued expenses and current liabilities ....................      3,992,443            6,752,647
                                                                       -------------        -------------
            Total current liabilities ...............................     46,639,915           26,498,931
                                                                       -------------        -------------

Long-term debt, net of current portion ..............................    159,921,440          178,578,570
                                                                       -------------        -------------
Premium on bond issuance ............................................        987,150              879,450
                                                                       -------------        -------------
Other long-term liabilities .........................................      3,023,529            2,489,737
                                                                       -------------        -------------

Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, authorized shares 200; issued and
       outstanding 100 ..............................................        250,000              250,000
  Additional paid-in capital ........................................     15,898,517           22,048,517
  Accumulated other comprehensive income ............................        925,950            1,300,738
  Retained earnings (deficit) .......................................      3,865,438             (543,956)
                                                                       -------------        -------------
            Total stockholder's equity ..............................     20,939,905           23,055,299
                                                                       -------------        -------------
                                                                       $ 231,511,939        $ 231,501,987
                                                                       =============        =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations


                                                                 Three Months Ended                   Six Months Ended
                                                                     December 31,                        December 31,
                                                          -------------------------------     -------------------------------
                                                               1998              1999              1998              1999
                                                          -------------     -------------     -------------     -------------
                                                                    (unaudited)                         (unaudited)
Revenues:
     Transportation Operations .......................    $  68,505,309     $  73,804,660     $ 104,097,900     $ 117,589,672
     Bus Sales Operations ............................       16,463,006        16,868,351        51,903,202        55,467,550
                                                          -------------     -------------     -------------     -------------
Total revenues .......................................       84,968,315        90,673,011     $ 156,001,102       173,057,222
                                                          -------------     -------------     -------------     -------------

Costs and expenses:
     Cost of operations - Transportation Operations ..       53,495,495        58,885,612        86,772,065        99,354,159
     Cost of operations - Bus Sales Operations .......       14,908,478        15,427,313        46,287,981        50,055,774
     General and administrative ......................        5,606,220         6,438,559        10,190,642        12,349,163
     Depreciation and amortization ...................        3,123,996         3,437,673         5,979,982         6,878,254
                                                          -------------     -------------     -------------     -------------
                                                             77,134,189        84,189,157       149,230,670       168,637,350
                                                          -------------     -------------     -------------     -------------
       Income (loss) from operations .................        7,834,126         6,483,854         6,770,432         4,419,872
Interest expenses (net) ..............................       (5,322,261)       (5,593,418)      (10,139,864)      (11,210,651)
Other income (expense) ...............................          (72,999)         (365,414)          (72,999)         (679,915)
                                                          -------------     -------------     -------------     -------------
       Income (loss) before other items
         and provision (benefit) for
         income taxes ................................        2,438,866           525,022        (3,442,431)       (7,470,694)
Cumulative effect of a change in accounting principles               --                --                --          (546,388)
                                                          -------------     -------------     -------------     -------------

       Income (loss) before nonrecurring items and
         provision (benefit) for income taxes ........        2,438,866           525,022        (3,442,431)       (8,017,082)
Nonrecurring item ....................................       (1,223,161)               --        (1,223,161)               --
                                                          -------------     -------------     -------------     -------------

       Income (loss) before provision (benefit) for
         income taxes ................................        1,215,705           525,022        (4,665,592)       (8,017,082)
Provision (benefit) for income taxes .................          547,068           236,259        (2,099,515)       (3,607,688)
                                                          -------------     -------------     -------------     -------------

       Net income (loss) .............................    $     668,637     $     288,763     $  (2,566,077)    $  (4,409,394)
                                                          =============     =============     =============     =============
Unrealized gain (loss) on marketable securities ......        1,561,228          (174,179)          951,378           374,788
                                                          -------------     -------------     -------------     -------------
       Comprehensive income (loss) ...................    $   2,229,865     $     114,584     $  (1,614,699)    $  (4,034,606)
                                                          =============     =============     =============     =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                       Six months ended December 31, 1999



                                                                                                     Accumulated
                                                                                   Retained             other
                                             Common stock       Additional         earnings         comprehensive
                                             No par value     paid-in capital      (deficit)            income             Total
                                            -------------     ---------------    ------------       -------------      -------------
Balance, June 30, 1999 ..................    $    250,000      $ 15,898,517      $  3,865,438       $    925,950       $ 20,939,905
Net loss ................................              --                --        (4,698,157)                --         (4,698,157)
Unrealized loss on
          marketable securities .........              --                --                --           (174,179)          (174,179)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999 .............         250,000        15,898,517          (832,719)           751,771         16,067,569
------------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital ..............              --         6,150,000                --                 --          6,150,000
Net income ..............................              --                --           288,763                 --            288,763
Unrealized gain on
          marketable securities .........              --                --                --            548,967            548,967
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 ..............    $    250,000      $ 22,048,517      $   (543,956)      $  1,300,738       $ 23,055,299
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                 Six Months Ended
                                                                                                    December 31,
                                                                                          ------------------------------
                                                                                               1998             1999
                                                                                          -------------    -------------
                                                                                                    (unaudited)
Cash flows from operating activities:
     Net loss ........................................................................    $ (2,566,077)    $ (4,409,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Gain on sale of marketable securities ......................................        (194,329)        (243,408)
          Deferred income taxes ......................................................      (2,099,515)      (3,607,688)
          Depreciation ...............................................................       5,401,850        6,385,695
          Amortization ...............................................................       1,263,915        1,294,926
          Reserve for doubtful accounts receivable ...................................          60,000           60,000
          Loss on sale of fixed assets ...............................................              --           29,552
          Nonrecurring item ..........................................................       1,223,161               --
          Decrease (increase) in:
               Accounts receivable ...................................................      (3,092,168)       9,199,473
               Inventories ...........................................................       1,014,617        3,629,735
               Prepaid expenses and other current assets .............................      (1,209,744)         469,303
               Deferred lease expense ................................................          57,304            8,062
               Deposits and other noncurrent assets ..................................         200,699         (130,717)
          Increase (decrease) in:
               Accounts payable ......................................................         595,259          202,656
               Accrued expenses and other current liabilities ........................      (1,975,650)        (705,629)
               Other long-term liabilities ...........................................         475,390         (533,793)
                                                                                          ------------     ------------
               Net cash provided by (used in) operating activities ...................        (845,288)      11,648,773
                                                                                          ------------     ------------

Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $1,100,009) ................      (6,014,361)              --
     Proceeds from sale of fixed assets ..............................................          33,887          548,949
     Additions to property, plant and equipment ......................................     (18,745,242)     (10,933,329)
     Purchase of transportation contract rights ......................................         (70,215)         (49,092)
     Due from parent .................................................................        (158,528)              --
     Notes receivable ................................................................       1,570,247           20,605
     Marketable securities sold (purchased), net .....................................      (1,127,191)       1,920,240
                                                                                          ------------     ------------
               Net cash used in investing activities .................................     (24,511,403)      (8,492,627)
                                                                                          ------------     ------------

Cash flows from financing activities:
     Additional paid-in capital ......................................................              --        6,150,000
     Proceeds of additional borrowings ...............................................      19,355,307               --
     Principal payments on borrowings ................................................      (5,000,991)      (2,621,353)
     Deferred financing and organization costs .......................................         (49,995)              --
     Other ...........................................................................        (229,049)              --
                                                                                          ------------     ------------
          Net cash provided by financing activities ..................................      14,075,272        3,528,647
                                                                                          ------------     ------------
Net increase (decrease) in cash and cash equivalents .................................     (11,281,419)       6,684,793
Cash and cash equivalents, beginning of period .......................................      13,772,537          855,983
                                                                                          ------------     ------------
Cash and cash equivalents, end of period .............................................    $  2,491,118        7,540,776
                                                                                          ============     ============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Interest ...................................................................    $  9,521,069     $ 10,019,393
          Income taxes ...............................................................         182,068           47,025

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ....................    $  5,686,617     $  1,225,152
     Liability incurred for acquisition of contract rights ...........................              --          415,320
     Additional paid-in capital contributed for bondholder consent fees and expenses .       2,709,591               --

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

3.  Inventories

      Inventories comprised the following:

                                                                     June 30,        December 31,
                                                                       1999              1999
                                                                  -------------     -------------

      Parts and fuel...................................           $  3,919,018      $  4,173,844
      Buses held for sale..............................             11,296,000         7,411,439
                                                                  ------------      ------------
                                                                  $ 15,215,018      $ 11,585,283
                                                                  ============      ============


4. Litigation

      In June 1998, Atlantic Express Transportation Group, Inc. ("AETG") (the "parent company") commenced litigation against National Express Group, PLC ("National") asserting claims of "tortuous interference with business relations, unfair competition and breach of contract".

      Approximately $1.5 million of litigation expenses have been incurred since the inception of the lawsuit, including $0.9 million incurred in the first six months of the current fiscal year.

5. Additional Paid-In Capital

      In December 1999, the Company received an additional capital contribution of $6.2 million from AETG.

6. Inter-Company Transactions

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

7. Revolving Line of Credit Extension

      In November 1999, Congress Financial Corporation ("Congress") renewed the Company's $30.0 million revolving credit facility (the "Facility") and the Company's Accounts Purchase and Sale Agreement (the "Receivable Agreement") for an additional two years commencing February 4, 2000.

8. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are Guarantors and Non-Guarantors of the Notes as of and for the six months ended December 31, 1999, and a consolidating balance sheet as of June 30, 1999 and consolidating statements of operations for the three months ended December 31, 1999 and 1998 and for the six months ended December 31, 1999, and consolidating statement of cash flows for the six months ended December 31, 1998.


                      Condensed Consolidating Balance Sheet
                                December 31, 1999

                                   Atlantic
                                    Express                                    Non-
                                 Transportation         Guarantor           Guarantor            Elimination
                                      Corp.           Subsidiaries        Subsidiaries             Entries            Consolidated
                                --------------       -------------       ---------------      ----------------       --------------
Current assets .........        $   6,713,936        $  56,565,082        $   2,058,486        $          --         $  65,337,504
Investment in affiliates           56,295,788                   --                   --          (56,295,788)                   --
Total assets ...........          212,893,698          203,108,712           10,423,115         (194,923,538)          231,501,987
Current liabilities ....            7,343,025           16,054,982            3,100,924                   --            26,498,931
Total liabilities ......          176,218,491          164,435,883            5,870,508         (138,078,194)          208,446,688
Stockholder's equity ...           36,675,207           38,672,829            4,552,607          (56,845,344)           23,055,299



                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 1999

                                     Atlantic
                                      Express                                Non-
                                  Transportation      Guarantor           Guarantor        Elimination
                                       Corp.         Subsidiaries       Subsidiaries          Entries           Consolidated
                                  --------------     ------------       ------------       -------------       ---------------
Net revenues .............        $        --        $90,366,485        $   306,526        $        --           $90,673,011
Income from operations ...                 --          6,224,436            259,418                 --             6,483,854
Income before income taxes                 --            265,604            259,418                 --               525,022
Net income of subsidiaries            288,763                 --                 --           (288,763)                   --
Net income ...............            288,763            146,083            142,680           (288,763)              288,763

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 1999

                                          Atlantic
                                          Express
                                       Transportation         Guarantor              Non-          Elimination
                                            Corp.           Subsidiaries         Guarantors          Entries          Consolidated
                                      ----------------     --------------      -------------     ---------------     --------------
Net revenues ....................      $          --       $ 172,686,197       $     371,025      $          --      $ 173,057,222
Income from operations ..........                 --           4,144,716             275,156                 --          4,419,872
Income (loss) before income taxes                 --          (7,745,850)            275,156                 --         (7,470,694)
Cumulative effect of a change in
     accounting principle .......                 --            (546,388)                 --                 --           (546,388)
Net loss of subsidiaries ........         (4,409,394)                 --                  --          4,409,394                 --
Net income (loss) ...............         (4,409,394)         (4,560,730)            151,336          4,409,394         (4,409,394)


                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 1999


                                          Atlantic
                                           Express                                   Non-
                                       Transportation       Guarantor             Guarantor        Elimination
                                            Corp.          Subsidiaries          Subsidiaries         Entries         Consolidated
                                      ----------------    --------------        --------------    --------------     --------------
Net cash provided by (used in)
     operating activities ....        $  1,609,507         $ 11,881,506         $ (1,842,240)        $   --          $ 11,648,773
Net cash used in investing
     activities ..............            (300,258)         (10,112,609)           1,920,240             --            (8,492,627)
Net cash provided by (used in)
     financing activities ....           4,116,654             (588,007)                  --             --             3,528,647
Increase in cash and cash
     equivalents .............           5,425,903            1,180,890               78,000             --             6,684,793
Cash and cash equivalents,
     beginning of period .....            (324,134)             522,117              658,000             --               855,983
Cash and cash equivalents,            -------------------------------------------------------------------------------------------
     end of period ...........           5,101,769            1,703,007              736,000             --             7,540,776


                      Condensed Consolidating Balance Sheet
                                  June 30, 1999

                                    Atlantic
                                     Express                                   Non-
                                 Transportation        Guarantor            Guarantor           Elimination
                                      Corp.           Subsidiaries         Subsidiaries            Entries            Consolidated
                                ----------------     --------------       --------------       --------------        ---------------
Current assets .........        $   1,220,437        $  68,829,160        $   4,554,389        $          --         $  74,603,986
Investment in affiliates           60,330,394                   --                   --          (60,330,394)                   --
Total assets ...........          208,820,247          204,637,409           12,596,989         (194,542,706)          231,511,939
Current liabilities ....           22,655,804           18,583,172            5,400,939                   --            46,639,915
Total liabilities ......          171,016,512          161,403,850            8,570,505         (130,418,833)          210,572,034
Stockholder's equity ...           37,803,735           43,233,559            4,026,484          (64,123,873)           20,939,905

                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 1998

                                             Atlantic
                                              Express                               Non-
                                          Transportation       Guarantor         Guarantor       Elimination
                                               Corp.         Subsidiaries       Subsidiaries        Entries         Consolidated
                                         ----------------   --------------     -------------    -------------      --------------
Net revenues .......................      $         --       $ 84,667,851      $  2,273,552      $ (1,973,088)      $ 84,968,315
Income (loss) from operations ......          (267,415)         7,853,713           247,828                --          7,834,126
Income (loss) before nonrecurring
  item, (provision for) benefit from
  income taxes .....................          (325,706)         2,516,744           247,828                --          2,438,866
Nonrecurring item ..................        (1,223,161)                --                --                --         (1,223,161)
Net income of subsidiaries .........         1,520,514                 --                --        (1,520,514)                --
Net income .........................           668,637          1,382,786           137,728        (1,520,514)           668,637


                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 1998

                                             Atlantic
                                              Express                                                 Non-
                                          Transportation      Guarantor          Guarantor        Elimination
                                               Corp.         Subsidiaries      Subsidiaries         Entries          Consolidated
                                          ---------------   --------------    --------------     ---------------    --------------
Net revenues .......................     $          --      $ 155,644,406      $   3,442,232     $  (3,085,536)     $ 156,001,102
Income (loss) from operations ......          (320,906)         6,829,282            262,056                --          6,770,432
Income (loss) before nonrecurring
  item, (provision for) benefit from
  income taxes .....................          (379,197)        (3,325,290)           262,056                --         (3,442,431)
Nonrecurring item ..................        (1,223,161)                --                 --                --         (1,223,161)
Net loss of subsidiaries ...........        (1,684,780)                --                 --         1,684,780                 --
Net income (loss) ..................        (2,566,077)        (1,828,911)           144,131         1,684,780         (2,566,077)


                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 1998


                                          Atlantic
                                           Express                                                     Non-
                                       Transportation         Guarantor           Guarantor        Elimination
                                            Corp.           Subsidiaries         Subsidiaries         Entries        Consolidated
                                       --------------      --------------       ---------------   --------------    --------------
Net cash provided by (used in)
     operating activities .....        $(18,865,166)        $ 15,950,730         $  2,069,148         $  --          $   (845,288)
Net cash used in investing
     activities ...............          (5,842,005)         (17,542,207)          (1,127,191)           --           (24,511,403)
Net cash provided by (used in)
     financing activities .....          19,076,263           (5,000,991)                  --            --            14,075,272
Increase (decrease) in cash and
     cash equivalents .........          (5,630,908)          (6,592,468)             941,957            --           (11,281,419)
Cash and cash equivalents,
     beginning of period ......           6,932,910            4,014,584            2,825,043            --            13,772,537
Cash and cash equivalents,             ------------------------------------------------------------------------------------------
     end of period ............        $  1,302,002         $ (2,577,884)        $  3,767,000         $  --          $  2,491,118

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

Three months ended December 31, 1999 compared to three months ended December 31, 1998.

      Revenues. Revenues from Transportation Operations were $73.8 million for the three months ended December 31, 1999 compared to $68.5 million for the three months ended December 31, 1998, an increase of $5.3 million or 7.7%. This increase was due primarily to $3.3 million as a result of new contracts awarded and $5.2 million due to contract rate increases and service requirements of existing contracts partially offset by $3.1 million decrease in revenues due to the sale of subsidiaries to an affiliate effective April 1, 1999.

      Gross Profit. Gross profit from Transportation Operations was $14.9 million for the three months ended December 31, 1999 compared to $15.0 million for the three months ended December 31, 1998, a decrease of $0.1 million or 1%. As a percentage of revenues, gross profit decreased to 20.2% in the second quarter of 1999 from 21.9% in the second quarter of 1998. The decrease in gross profit was due primarily to an increase in salaries due to the tight labor market partially offset by increased revenues. Gross profit from Bus Sales Operations was $1.4 million for the three months ended December 31, 1999 compared to $1.6 million for the three months ended December 31, 1998, a decrease of $0.1 million or 7.3%. As a percentage of revenues, gross profit decreased to 8.5% for the three months ended December 31, 1999 from 9.4% for the three months ended December 31, 1998. The reduction in gross profit percentage was due primarily to reduced gross profit on a sale to a municipal customer.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $5.5 million for the three months ended December 31, 1999 compared to $4.6 million for the three months ended December 31, 1998, an increase of $0.9 million or 19.3%. This increase was primarily due to increases in advertising and promotion of $0.4 million in relation to employee recruitment and $0.5 million increase in administrative payroll, benefits and other general and administrative expenses due to the expansion in new areas. As a percentage of revenues, general and administrative expenses increased to 7.4% for the three months ended December 31, 1999 from 6.7% for the three months ended December 31, 1998. General and administrative expenses for the Bus Sales Operations were $1.0 million for the three months ended December 31, 1999 and 1998, respectively. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the three months ended December 31, 1999 from 6.2% for the three months ended December 31, 1998

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $3.2 million for the three months ended December 31, 1999 compared to $2.9 million for the three months ended December 31, 1998, an increase of $0.3 million. This increase was due to additional depreciation relating to the purchase of new vehicles.

      Income (loss) from operations. Income from operations was $6.5 million for the three months ended December 31, 1999 compared to $7.8 million for the three months ended December 31, 1998, a decrease of $1.4 million.

      Net interest expense. Net interest expense was $5.6 million for the three months ended December 31, 1999 compared to $5.3 million for the three months ended December 31, 1998, an increase of $0.3 million or 5.1%. This increase was due primarily to higher average indebtedness outstanding during the period.

      Income  (loss)  before   nonrecurring   item  and  taxes.   Income  before
nonrecurring item and taxes was $0.5 for the three months ended December 31, 1999 compared to $2.4 million for the three months ended December 31, 1998.

      Net income. The Company generated net income of $0.3 million for the three months ended December 31, 1999 compared to a net income of $0.7 million for the three months ended December 31, 1998, a decrease of $0.4 million due to the net effect of the items discussed above.

Six months  ended  December 31, 1999  compared to six months ended  December 31,
1998

      Revenues. Revenues from Transportation Operations were $117.6 million for the six months ended December 31, 1999 compared to $104.1 million for the six months ended December 31, 1998, an increase of $13.5 million or 13.0%. This increase was due primarily to (i) $1.4 million in additional summer revenue;
(ii) $4.9 million as a result of new contracts awarded; and (iii) $10.3 million due to increase in contract rates and service requirements of existing contracts partially offset by a $3.1 million decrease due to the sale of subsidiaries to an affiliate effective April 1, 1999. Revenues from Bus Sales Operations were $55.5 million for the six months ended December 31, 1999 compared to $51.9 million for the six months ended December 31, 1998, an increase of $3.6 million or 6.9%. This increase was due primarily to a $4.4 million increase in new vehicle sales partially offset by a $0.8 decrease in other sales.

      Gross Profit. Gross profit from Transportation Operations was $18.2 million for the six months ended December 31, 1999 compared to $17.3 million for the six months ended December 31, 1998, an increase of $0.9 million or 5.3%. As a percentage of revenues, gross profit decreased to 15.5% for the six months ended December 31, 1999 from 16.6% for the six months ended December 31, 1998. The decrease in gross profit percentage was due primarily to increased salaries due to the tight labor market. Gross profit from Bus Sales Operations was $5.4 million for the six months ended December 31, 1999 compared to $5.6 million for the six months ended December 31, 1998, a decrease of $0.2 million or 3.6%. This reduction was due primarily to an increase in the six months of the proportion of sales made in the New Jersey market which has had historically lower gross profit margins than the New York market and reduced gross profit on a sale to a municipal customer.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $10.4 million for the six months ended December 31, 1999 compared to $8.2 million for the six months ended December 31, 1998, an increase of $2.2 million or 26.9%. This increase was primarily due to
(i) $1.0 million increase in administrative payroll, benefits and other general and administrative expenses due to expansion in new areas (ii) $0.7 million increase in professional fees primarily in connection with the Company's litigation with National Express Group, PLC and (iii) $0.5 million increase in advertising and promotion in relation to employee recruitment. As a percentage of revenues, general and administrative expenses increased to 8.9% for the six months ended December 31, 1999 from 7.9% for the six months ended December 31, 1998. General and administrative expenses for the Bus Sales Operations was $1.9 million for the six months ended December 31, 1999 as compared to $2.0 million for the six months ended December 31, 1998, a decrease of $0.1 million or 2.9%. As a percentage of revenues, general and administrative expenses were 3.4% and 3.8% for the six months ended December 31, 1999 and 1998, respectively.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $6.5 million for the six months ended December 31, 1999 compared to $5.6 million for the six months ended December 31, 1998, an increase of $0.9 million. This increase was due to additional depreciation relating to the purchase of new vehicles. Depreciation and amortization expenses of Bus Sales Operations were $0.4 million for the six months ended December 31, 1999 and 1998, respectively.

      Income (loss) from operations. Income from operations was $4.4 million for the six months ended December 31, 1999 compared to $6.8 million for the six months ended December 31, 1998, a decrease of $2.4 million. This decrease was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $11.2 million for the six months ended December 31, 1999 compared to $10.1 million for the six months ended December 31, 1998, an increase of $1.1 million. This increase was due primarily to higher average indebtedness outstanding during the period.

      Loss before nonrecurring item and taxes. Loss before nonrecurring item and taxes was $7.3 million for the six months ended December 31, 1999 compared to $3.4 million for the six months ended December 31, 1998.

      Net loss. The Company generated a net loss of $4.4 million for the six months ended December 31, 1999 compared to a net loss of $2.6 million for the six months ended December 31, 1998, an increase of $1.8 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $16.0 million in fiscal 2000 of which approximately $12.2 million were made by December 31, 1999. This included approximately $9.6 million for purchase of new vehicles and $2.6 million for other property and equipment.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities of $11.6 million for the six months ended December 31, 1999 resulted primarily from $12.8 million increases in source of funds for working capital plus non-cash items of depreciation and amortization of $7.7 million offset by
(i) net loss of $4.4 million; (ii) $3.6 million increase in deferred income taxes; and (iii) $0.9 million decrease in other sources of funds.

      Net Cash Used in Investing Activities. For the six months ended December 31, 1999, the Company made $12.2 million of capital expenditures to acquire additional vehicles and equipment. Of these capital expenditures $1.2 million were directly financed.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $3.5 million for the six months ended December 31, 1999, due to $6.2 million capital contribution by AETG, partially offset by $2.6 million principal payment on borrowings. In addition, the Company incurred $1.2 million of indebtedness to directly finance capital expenditures for the six months ended December 31, 1999.

      The Company continues to experience higher labor costs due to a tight labor market which is impacting margins.

      The Company's revolving credit facility (the "Facility") and Receivable Agreement were renewed through February 3, 2002. The Company believes that this Facility of $30.0 million (of which approximately $12 million was undrawn at December 31, 1999) will provide it with sufficient liquidity to conduct its operations for the balance of the year.

      At December 31, 1999, the Company's total debt and stockholder's equity were $180.4 million and $23.1 million respectively.

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

         b) Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                           ATLANTIC EXPRESS TRANSPORTATION CORP.


                                           By:  /s/ NATHAN SCHLENKER
                                              ----------------------------
                                                Nathan Schlenker
                                                Chief Financial Officer

February 11, 2000

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


  Exhibit                                                                        Sequential Page
  Number                                   Exhibit                                    Number
  ------                                   -------                                    ------

   10.1         Third  Amendment  dated  as of  January  25,  2000 to Loan and
                Security   Agreement   by   and   among   Congress   Financial
                Corporation,  certain subsidiaries of the Company as borrowers and the Company as Guarantor.................................

   10.2         First  Amendment  dated as of  January  25,  2000 to  Accounts
                Purchase  and  Sale   Agreement   among   Congress   Financial
                Corporation,  the  Company  and  certain  subsidiaries  of the
                Company as Sellers...........................................

   27.1         Financial Data Schedule