Form 10-Q
period 2000-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2000-05-22
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         (Mark One)


         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2000 or


         [   ] Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

           For the transition period from                to
                                          --------------    --------------

           Commission file number    0-24247
                                   ---------------------------------------------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            New York                                     13-392-3467
--------------------------------------      ------------------------------------
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

================================================================================

                                TABLE OF CONTENTS

PART I. Financial Information

                                                                                              Page
                                                                                              ----
     ITEM 1. Financial Statements:

     Consolidated Balance Sheets at June 30, 1999 (audited) and March 31, 2000
          (unaudited).....................................................................       1

     Consolidated Statements of Operations for the Three Month and Nine Month Periods
          Ended March 31, 1999 (unaudited) and 2000 (unaudited)...........................       2

     Consolidated Statements of Stockholder's Equity for the Nine Months Ended March 31,
          2000............................................................................       3

     Consolidated Statements of Cash Flows for the Nine Month Periods Ended March 31,
          1999 (unaudited) and 2000 (unaudited)...........................................       4

     Notes to Consolidated Financial Statements (unaudited)...............................     5-9

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations......................................................................   10-12

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...................      12

PART II. Other Information                                                                      13

Signatures................................................................................      14

Index to Exhibits.........................................................................     E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                      June 30,        March 31,
                                                                                        1999            2000
                                                                                    -----------     ------------
                                                                                     (audited)       (unaudited)
Assets
Current:
   Cash and cash equivalents .................................................     $    855,983     $  1,862,951
   Current portion of marketable securities ..................................        3,842,000        1,780,000
   Accounts receivable, net of allowance for doubtful accounts ...............       48,468,255       53,741,347
   Inventories ...............................................................       15,215,018       10,136,398
   Notes receivable ..........................................................           31,964           17,800
   Prepaid expenses and other current assets .................................        6,190,766        6,027,209
                                                                                   ------------     ------------
          Total current assets ...............................................       74,603,986       73,565,705
                                                                                   ------------     ------------
Property, plant and equipment, less accumulated depreciation .................      119,138,827      125,467,292
                                                                                   ------------     ------------
Other assets:
   Goodwill, net .............................................................       12,143,514       11,899,083
   Investments ...............................................................           35,000           35,000
   Marketable securities .....................................................        5,869,380        7,155,337
   Deferred lease expense ....................................................          148,155          135,504
   Transportation contract rights, net .......................................        3,408,096        3,480,300
   Deferred financing and organization costs, net ............................        8,018,053        6,643,479
   Due from affiliates .......................................................          831,117          831,117
   Notes receivable ..........................................................           11,494            3,216
   Deposits and other noncurrent assets ......................................        3,248,336        3,263,440
   Deferred tax assets .......................................................        3,935,981        6,374,050
   Covenant not to compete, net ..............................................          120,000           90,000
                                                                                   ------------     ------------
          Total other assets .................................................       37,769,126       39,910,526
                                                                                   ------------     ------------
                                                                                   $231,511,939     $238,943,523
                                                                                   ============     ============
Liabilities and Stockholder's Equity
Current:
   Current portion of long-term debt .........................................     $ 21,411,180     $  1,807,211
   Accounts payable ..........................................................        2,453,411        2,258,468
   Accrued compensation ......................................................        7,392,071       11,772,487
   Current portion of insurance reserve ......................................        4,500,000        2,200,000
   Accrued interest ..........................................................        6,890,810        2,919,366
   Other accrued expenses and current liabilities ............................        3,992,443        7,622,085
                                                                                   ------------     ------------
          Total current liabilities ..........................................       46,639,915       28,579,617
                                                                                   ------------     ------------
Long-term debt, net of current portion .......................................      159,921,440      182,778,069
                                                                                   ------------     ------------
Premium on bond issuance .....................................................          987,150          825,600
                                                                                   ------------     ------------
Other long-term liabilities ..................................................        3,023,529        2,154,441
                                                                                   ------------     ------------

Stockholder's equity:
   Common stock, no par value - shares  authorized 200; issued and
     outstanding 100 .........................................................          250,000          250,000
   Additional paid-in capital ................................................       15,898,517       22,048,517
   Accumulated other comprehensive income ....................................          925,950        1,421,706
   Retained earnings .........................................................        3,865,438          885,573
                                                                                   ------------     ------------
          Total stockholder's equity .........................................       20,939,905       24,605,796
                                                                                   ------------     ------------
                                                                                   $231,511,939     $238,943,523
                                                                                   ============     ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                                   Three Months Ended                  Nine Months Ended
                                                                        March 31,                           March 31,
                                                              -----------------------------      ------------------------------
                                                                  1999              2000             1999              2000
                                                              -----------       -----------      ------------      ------------
                                                                       (unaudited)                         (unaudited)
Revenues:
   Transportation Operations ...........................      $68,527,274       $76,167,498      $172,625,173      $193,757,170
   Bus Sales Operations ................................        8,753,143        13,203,195        60,656,345        68,670,745
                                                              -----------       -----------      ------------      ------------
Total revenues .........................................       77,280,417        89,370,693       233,281,518       262,427,915
                                                              -----------       -----------      ------------      ------------

Costs and expenses:
   Cost of operations - Transportation Operations ......       55,084,206        63,391,670       141,856,271       162,745,829
   Cost of operations - Bus Sales Operations ...........        8,189,298        12,118,397        54,477,279        62,174,171
   General and administrative ..........................        5,170,018         2,085,341        15,360,660        14,434,504
   Depreciation and amortization .......................        3,124,050         3,433,373         9,104,032        10,311,627
                                                              -----------       -----------      ------------      ------------
                                                               71,567,572        81,028,781       220,798,242       249,666,131
                                                              -----------       -----------      ------------      ------------

     Income from operations ............................        5,712,845         8,341,912        12,483,276        12,761,784
Interest expense (net) .................................       (5,167,778)       (5,628,264)      (15,307,642)      (16,838,915)
Other income (expense) .................................          (49,750)         (114,501)         (122,748)         (794,416)
                                                              -----------       -----------      ------------      ------------

      Income (loss)  before other items and  provision
        (benefit) for income taxes .....................          495,317         2,599,147        (2,947,114)       (4,871,547)
Cumulative effect of a change in accounting principles .               --                --                --          (546,388)
                                                              -----------       -----------      ------------      ------------

      Income (loss) before nonrecurring items and
         provision (benefit) for income taxes ..........          495,317         2,599,147        (2,947,114)       (5,417,935)
Nonrecurring item ......................................               --                --        (1,223,161)               --
                                                              -----------       -----------      ------------      ------------

      Income (loss) before provision (benefit) for
         income taxes ..................................          495,317         2,599,147        (4,170,275)       (5,417,935)
Provision (benefit) for income taxes ...................          222,893         1,169,618        (1,876,624)       (2,438,070)
                                                              -----------       -----------      ------------      ------------
      Net income (loss) ................................      $   272,424       $ 1,429,529      $ (2,293,651)     $ (2,979,865)
                                                              ===========       ===========      ============      ============
Unrealized gain (loss) on marketable securities ........         (245,154)          120,968           706,224           495,756
                                                              -----------       -----------      ------------      ------------
      Comprehensive income (loss) ......................      $    27,270       $ 1,550,497      $ (1,587,427)     $ (2,484,109)
                                                              ===========       ===========      ============      ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                        Nine months ended March 31, 2000

                                                                                     Accumulated
                                                                    Retained            other
                                Common stock      Additional        earnings        comprehensive
                                No par value   paid-in capital      (deficit)           income             Total
                                ------------   ---------------      ---------       -------------       -----------
Balance, June 30, 1999            $250,000       $15,898,517       $ 3,865,438        $  925,950        $20,939,905
Net loss ..................             --                --        (4,698,157)               --         (4,698,157)
Unrealized loss on
     marketable securities              --                --                --          (174,179)          (174,179)
--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999       $250,000       $15,898,517       $  (832,719)       $  751,771        $16,067,569
--------------------------------------------------------------------------------------------------------------------
Additional paid-in capital              --         6,150,000                --                --          6,150,000
Net income ................             --                --           288,763                --            288,763
Unrealized gain on
     marketable securities              --                --                --           548,967            548,967
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        $250,000       $22,048,517       $  (543,956)       $1,300,738        $23,055,299
--------------------------------------------------------------------------------------------------------------------
Net income ................             --                --         1,429,529                --          1,429,529
Unrealized gain on
     marketable securities              --                --                --           120,968            120,968
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000           $250,000       $22,048,517       $   885,573        $1,421,706        $24,605,796
--------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                 Nine Months Ended
                                                                                                     March 31,
                                                                                          ------------------------------
                                                                                               1999             2000
                                                                                          ------------     -------------
                                                                                                   (unaudited)
Cash flows from operating activities:
  Net loss ...........................................................................    $ (2,293,651)    $ (2,979,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
       Gain on sale of marketable securities .........................................        (977,358)        (666,735)
       Deferred income taxes .........................................................      (1,876,624)      (2,438,070)
       Depreciation ..................................................................       8,201,044        9,566,714
       Amortization ..................................................................       1,989,955        1,954,722
       Reserve for doubtful accounts receivable ......................................          90,000           90,000
       Loss on sale of fixed assets ..................................................              --           29,552
       Nonrecurring item .............................................................       1,223,161               --
       Decrease (increase) in:
         Accounts receivable and retainage ...........................................      (2,779,532)      (5,363,092)
         Inventories .................................................................      (1,202,564)       5,078,620
         Prepaid expenses and other current assets ...................................        (965,630)         163,557
         Deferred lease expense ......................................................          61,226           12,651
         Deposits and other noncurrent assets ........................................         221,904          (15,103)
       Increase (decrease) in:
         Accounts payable ............................................................         614,337         (194,943)
         Accrued expenses and other current liabilities ..............................       2,862,356        1,738,614
         Other long-term liabilities .................................................        (851,283)        (869,088)
                                                                                          ------------     ------------
       Net cash provided by operating activities .....................................       4,317,341        6,107,534
                                                                                          ------------     ------------

Cash flows from investing activities:
  Acquisition of subsidiaries (net of cash acquired of $1,100,009) ...................      (6,014,361)              --
  Proceeds from sale of fixed assets .................................................          40,045          548,949
  Additions to property, plant and equipment .........................................     (21,536,621)     (15,248,527)
  Purchase of transportation contract rights .........................................         (69,540)         (49,092)
  Due from affiliates ................................................................        (336,978)              --
  Notes receivable ...................................................................       1,593,274           22,442
  Proceeds from sale of investment ...................................................         196,408               --
  Marketable securities sold (purchased), net ........................................         352,907        1,938,532
                                                                                          ------------     ------------
    Net cash used in investing activities ............................................     (25,774,866)     (12,787,696)
                                                                                          ------------     ------------

Cash flows from financing activities:
  Additional paid-in capital .........................................................              --        6,150,000
  Proceeds of additional borrowings ..................................................      17,671,251        2,655,924
  Principal payments on borrowings ...................................................      (5,374,518)      (1,043,736)
  Deferred financing and organization costs ..........................................            (993)         (75,058)
  Other ..............................................................................        (229,049)              --
                                                                                          ------------     ------------
    Net cash provided by financing activities ........................................      12,066,691        7,687,130
                                                                                          ------------     ------------
Net increase (decrease) in cash and cash equivalents .................................      (9,390,834)       1,006,968
Cash and cash equivalents, beginning of period .......................................      13,772,537          855,983
                                                                                          ------------     ------------
Cash and cash equivalents, end of period .............................................    $  4,381,703     $  1,862,951
                                                                                          ============     ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .........................................................................    $ 18,330,644     $ 19,214,274
    Income taxes .....................................................................         210,962           47,025

Supplemental schedule of noncash investing and financing activities:
  Loans incurred for purchase of property, plant and equipment .......................    $  5,823,824     $  1,225,152
  Liability incurred for acquisition of contract rights ..............................              --          415,320
  Additional paid-in capital contributed for bondholder consent fees and expenses ....       2,709,591               --

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


3. Inventories

       Inventories comprised the following:
                                                 June 30,        March 31,
                                                   1999            2000
                                               -----------     -----------

       Parts and fuel........................  $ 3,919,018     $ 5,157,483
       Buses.................................   11,296,000       4,978,915
                                               -----------     -----------
                                               $15,215,018     $10,136,398
                                               ===========     ===========


4. Additional Paid-In Capital

      In December 1999, the Company received an additional capital contribution of $6.2 million from Atlantic Express Transportation Group Inc. (the parent company) ("AETG").

5. Inter-Company Transactions

      On August 11, 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central New York Coach Sales and Service, Inc. and Jersey Bus Sales, Inc., both wholly owned subsidiaries of the Company (collectively "Central") entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit from fifteen to thirty percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchases of any such vehicles.

6. Revolving Line of Credit Extension

      In November 1999, Congress Financial Corporation ("Congress") renewed the Company's $30.0 million revolving credit facility (the "Facility") and the Company's Accounts Purchase and Sale Agreement (the "Receivable Agreement") for an additional two years commencing February 4, 2000.

7. Contract Renewal

      In March 2000, the New York City Board of Education (the "Board") notified the Company that all its contracts with the Board have been extended for an additional five years. These contracts represented approximately 39.5% of the Transportation Operation's revenue for the fiscal year ended June 30, 1999.

8. Subsequent Events

      8a. In April 2000, AETG and the Company settled their litigation with National Express Group, PLC. ("National"). In connection therewith, the Company has recorded a credit of $4.4 million to general and administrative expenses at March 31, 2000.

      8b. Effective April 30, 2000, the Company and the Regional Transit District of Denver (Colorado) (the "RTD") agreed to the early termination of the Company's paratransit contract. This occurred primarily because of inaccurate information received by the Company from the RTD, in its original Request for Proposal ("RFP"), in connection with the expected number of trips to be performed during the life of the contract. RTD reimbursed the Company the value of capital expenditures incurred and assumed all leases in connection with the Company's facilities. Additionally, on May 16, 2000, the Company was awarded damages in the amount of $1.5 million by an arbitrator on its claim against RTD for losses incurred in performing the contract. Revenues from this contract were approximately $5.6 million for the nine months ended March 31, 2000.

9. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are guarantors and non-guarantors of the Company's 103/4% Senior Secured Notes due 2004 as of and for the nine months ended March 31, 2000, and a consolidating balance sheet as of June 30, 1999 and consolidating statements of operations for the three months ended March 31, 2000 and 1999 and for the nine months ended March 31, 1999, and consolidating statement of cash flows for the nine months ended March 31, 1999.


                      Condensed Consolidating Balance Sheet
                                 March 31, 2000

                                   Atlantic
                                    Express                               Non-
                                Transportation       Guarantor         Guarantor       Elimination
                                     Corp.         Subsidiaries       Subsidiaries        Entries          Consolidated
                                --------------     ------------       ------------    -------------        ------------
Current assets .........         $  5,791,236      $ 65,513,619       $ 2,260,850     $          --        $ 73,565,705
Investment in affiliates           55,426,285                --                --       (55,426,285)                 --
Total assets ...........          215,445,074       212,539,617        10,027,363      (199,068,531)        238,943,523
Current liabilities ....            3,708,483        22,371,172         2,499,962                --          28,579,617
Total liabilities ......          177,219,370       175,088,003         5,123,044      (143,092,690)        214,337,727
Stockholder's equity ...           38,225,704        37,451,614         4,904,319       (55,975,841)         24,605,796

                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 2000

                                     Atlantic
                                      Express                             Non-
                                  Transportation      Guarantor         Guarantor        Elimination
                                       Corp.         Subsidiaries     Subsidiaries         Entries         Consolidated
                                  --------------     ------------     ------------       -----------       ------------
Net revenues ..............        $       --        $88,895,376       $1,475,175         $(999,858)       $89,370,693
Income from operations ....         4,400,000          3,522,377          419,535                --          8,341,912
Income (loss) before income
 taxes ...................          4,400,000         (2,220,388)         419,535                --          2,599,147
Net loss of subsidiaries ..          (990,471)                --               --           990,471                 --
Net income (loss) .........         1,429,529         (1,221,215)         230,744           990,471          1,429,529


                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 2000

                                     Atlantic
                                      Express
                                  Transportation       Guarantor           Non-         Elimination
                                       Corp.         Subsidiaries      Guarantors         Entries         Consolidated
                                  --------------     ------------      ----------       -----------       ------------
Net revenues ................      $        --       $261,581,573      $1,846,200       $ (999,858)       $262,427,915
Income from operations ......        4,400,000          7,667,093         694,691               --          12,761,784
Income (loss) before income
  taxes .....................        4,400,000         (9,966,238)        694,691               --          (4,871,547)
Cumulative effect of a change
  in accounting principal ...               --           (546,388)             --               --            (546,388)
Net loss of subsidiaries ....       (5,399,865)                --              --        5,399,865                  --
Net income (loss) ...........       (2,979,865)        (5,781,945)        382,080        5,399,865          (2,979,865)


                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 2000

                                      Atlantic
                                       Express                             Non-
                                   Transportation      Guarantor       Guarantor       Elimination
                                        Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                   --------------    ------------     ------------     -----------      ------------
Net cash provided by (used in)
  operating activities ........     $(7,274,210)     $ 15,558,276     $(2,176,532)        $ --          $  6,107,534
Net cash provided by (used in)
  investing activities ........        (606,817)      (14,119,411)      1,938,532           --           (12,787,696)
Net cash provided by (used in)
  financing activities ........       8,805,924        (1,118,794)             --           --             7,687,130
Increase (decrease) in cash and
  cash equivalents ............         924,897           320,071        (238,000)          --             1,006,968
Cash and cash equivalents,
  beginning of period .........        (324,134)          522,117         658,000           --               855,983
                                    --------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period ...............     $   600,763      $    842,188     $   420,000         $ --          $  1,862,951

                      Condensed Consolidating Balance Sheet
                                  June 30, 1999

                                 Atlantic
                                  Express                               Non-
                              Transportation        Guarantor         Guarantor       Elimination
                                   Corp.          Subsidiaries      Subsidiaries        Entries           Consolidated
                              --------------      ------------      ------------     -------------        ------------
Current assets .........       $  1,220,437       $ 68,829,160      $ 4,554,389      $          --        $ 74,603,986
Investment in affiliates         60,330,394                 --               --        (60,330,394)                 --
Total assets ...........        208,820,247        204,637,409       12,596,989       (194,542,706)        231,511,939
Current liabilities ....         22,655,804         18,583,172        5,400,939                 --          46,639,915
Total liabilities ......        171,016,512        161,403,850        8,570,505       (130,418,833)        210,572,034
Stockholder's equity ...         37,803,735         43,233,559        4,026,484        (64,123,873)         20,939,905


                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 1999

                                          Atlantic
                                           Express                             Non-
                                       Transportation      Guarantor        Guarantor       Elimination
                                            Corp.        Subsidiaries      Subsidiaries       Entries        Consolidated
                                       --------------    ------------      ------------     -----------      ------------
Net revenues ....................        $      --       $76,467,602         $812,815        $      --       $77,280,417
Income (loss) from operations ...         (311,781)        5,650,639          373,987               --         5,712,845
Income (loss) before nonrecurring
  item, (provision for) benefit
  from income taxes .............         (399,218)          520,548          373,987               --           495,317
Nonrecurring item ...............               --                --               --               --                --
Net income of subsidiaries ......          491,993                --               --         (491,993)               --
Net income ......................          272,424           286,300          205,693         (491,993)          272,424


                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 1999

                                            Atlantic
                                             Express                            Non-
                                         Transportation     Guarantor        Guarantor       Elimination
                                              Corp.       Subsidiaries      Subsidiaries        Entries       Consolidated
                                         --------------   ------------       ------------     -----------      ------------
Net revenues ....................        $        --      $232,112,007       $4,255,047      $(3,085,536)     $233,281,518
Income (loss) from operations ...           (632,687)       12,479,920          636,043               --        12,483,276
Income (loss) before nonrecurring
  item, (provision for) benefit
  from income taxes .............           (778,415)       (2,804,742)         636,043               --        (2,947,114)
Nonrecurring item ...............         (1,223,161)               --               --               --        (1,223,161)
Net loss of subsidiaries ........         (1,192,787)               --               --        1,192,787                --
Net income (loss) ...............         (2,293,651)       (1,542,611)         349,824        1,192,787        (2,293,651)

                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 1999

                                       Atlantic
                                       Express                             Non-
                                    Transportation       Guarantor      Guarantor      Elimination
                                         Corp.         Subsidiaries    Subsidiaries      Entries      Consolidated
                                    --------------     ------------    ------------    -----------    ------------
Net cash provided by (used in)
  operating activities .......      $(17,934,338)      $ 24,231,629    $(1,979,950)        $ --       $  4,317,341
Net cash provided by (used in)
  investing activities .......        (6,177,592)       (19,950,181)       352,907           --        (25,774,866)
Net cash provided by (used in)
  financing activities .......        17,441,209         (5,374,518)          --             --         12,066,691
Decrease in cash and cash
  equivalents ................        (6,670,721)        (1,093,070)    (1,627,043)          --         (9,390,834)
Cash and cash equivalents,
  beginning of period ........         6,932,910          4,014,584      2,825,043           --         13,772,537
                                    -------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period ..............      $    262,189       $  2,921,514    $ 1,198,000         $ --       $  4,381,703

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

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

      Revenues. Revenues from Transportation Operations were $76.2 million for the three months ended March 31, 2000 compared to $68.5 million for the three months ended March 31, 1999, an increase of $7.6 million or 11.1%. This increase was due primarily to $3.4 million as a result of new contracts awarded and $6.8 million due to increases in contract rate and service requirements of existing contracts, partially offset by $2.6 million decrease in revenues due to the sale of subsidiaries to an affiliate effective April 1, 1999. Revenues from Bus Sales Operations was $13.2 million for the three months ended March 31, 2000 compared to $8.8 million for the three months ended March 31, 1999, an increase of $4.5 million or 50.8%. This increase was primarily due to a $4.9 million increase in new vehicles sales partially offset by a $0.4 million decrease in other sales.

      Gross Profit. Gross profit from Transportation Operations was $12.8 million for the three months ended March 31, 2000 compared to $13.4 million for the three months ended March 31, 1999, a decrease of $0.7 million or 5.0%. As a percentage of revenues, gross profit decreased to 16.8% for the three months ended March 31, 2000 from 19.6% for the three months ended March 31, 1999. This decrease was due primarily to an increase in salaries (1.6%) due to the tight labor market and increased fuel costs (1.2%). Gross profit from Bus Sales Operations was $1.1 million for the three months ended March 31, 2000 compared to $0.6 million for the three months ended March 31, 1999, an increase of $0.5 million or 92.4%. As a percentage of revenues, gross profit increased to 8.2% for the three months ended March 31, 2000 from 6.4% for the three months ended March 31, 1999. This increase was primarily due to the type of vehicles sold.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $1.1 million for the three months ended March 31, 2000 compared to $4.3 million for the three months ended March 31, 1999, a decrease of $3.2 million or 73.9%. This decrease was primarily due to a $4.4 million credit in connection with the National lawsuit settlement (see Note 8a to Consolidated Financial Statements) partially offset by increases of (i) $0.5 million in professional fees primarily in connection with the National lawsuit settlement; (ii) $0.4 million in advertising in relation to employee recruitment; and (iii) $0.3 million increase in administrative payroll and fringe benefits due to expansion in new areas. General and administrative expenses for the Bus Sales Operations for the three months ended March 31, 2000 were $1.0 million compared to $0.9 million for the three months ended March 31, 1999 an increase of $0.1 million or 7.9%. As a percentage of revenues general and administrative expenses decreased to 7.4% for the three months ended March 31, 2000 from 10.3% for the three months ended March 31, 1999.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations was $3.2 million for the three months ended March 31, 2000 compared to $2.9 million for the three months ended March 31, 1999, an increase of $0.3 million or 10%. This increase was due to additional depreciation relating to the purchase of new vehicles. Depreciation and amortization expenses for the Bus Sales Operations was $0.2 million for the three months ended March 31, 2000 and 1999 respectively.

      Income from operations. Income from operations was $8.3 million for the three months ended March 31, 2000 compared to $5.7 million for the three months ended March 31, 1999, an increase of $2.6 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $5.6 million for the three months ended March 31, 2000 compared to $5.2 million for the three months ended March 31, 1999, an increase of $0.5 million or 8.9%. This increase was due primarily to higher average indebtedness outstanding during the three months ended March 31, 2000.

      Net income. The Company generated net income of $1.4 million for the three months ended March 31, 2000 compared to net income of $0.3 million for the three months ended March 31, 1999, an increase of $1.2 million. This increase was due to the net effect of the items discussed above.

Nine months ended March 31, 2000 compared to nine months ended March 31, 1999

      Revenues. Revenues from Transportation Operations were $193.8 million for the nine months ended March 31, 2000 compared to $172.6 million for the nine months ended March 31, 1999, an increase of $21.1 million or 12.2%. This increase was due primarily to (i) $1.4 million in additional summer revenues;
(ii) $8.3 million as a result of new contracts awarded; and (iii) $17.1 million due to increases in contract rates and service requirements of existing contracts partially offset by $5.7 million decrease due to sale of subsidiaries to an affiliate effective April 1, 1999. Revenues from Bus Sales Operations were $68.7 million for the nine months ended March 31, 2000 compared to $60.7 million for the nine months ended March 31, 1999, an increase of $8.0 million or 13.2%. This increase was due primarily to a $9.3 million increase in new vehicles sales partially offset by a $1.3 million decrease in other sales.

      Gross Profit. Gross profit from Transportation Operations was $31.0 million for the nine months ended March 31, 2000 compared to $30.8 million for the nine months ended March 31, 1999, an increase of $0.2 million or 0.8%. As a percentage of revenues, gross profit decreased to 16.0% for the nine months ended March 31, 2000 from 17.8% for the nine months ended March 31, 1999. The decrease in gross profit percentage was due primarily to increased salaries due to a tight labor market (1.3%) and increased fuel costs (0.6%). Gross profit from the Bus Sales Operations was $6.5 million for the nine months ended March 31, 2000 compared to $6.2 million for the nine months ended March 31, 1999, an increase of $0.3 million or 5.1%. This increase was primarily due to increased revenues. As a percentage of revenues, gross profit decreased to 9.5% for the nine months ended March 31, 2000 from 10.2% for the nine months ended March 31, 1999 due primarily to the increase in proportion of sales made in the New Jersey market which has had historically lower gross profit margins than the New York market and reduced gross profit on sales to a municipal customer.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $11.6 million for the nine months ended March 31, 2000 compared to $12.5 million for the nine months ended March 31,1999, a decrease of $0.9 million or 0.8%. This decrease was primarily due to a $4.4 million credit in connection with the National lawsuit settlement (see
Note 8a to Consolidated  Financial  Statements) partially offset by increases of
(i) $1.2 million in professional fees primarily in connection with the National lawsuit settlement; (ii) $0.9 million in advertising in relation to employee recruitment; and (iii) $1.0 million increase in administrative payroll and benefits due to expansion in new areas. General and administrative expenses for the Bus Sales Operations were $2.9 million for the nine months ended March 31, 2000 and 1999 respectively. As a percentage of revenues, general and administrative expenses were 4.2% and 4.7% for the nine months ended March 31, 2000 and 1999 respectively.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $9.7 million for the nine months ended March 31, 2000 compared to $8.5 million for the nine months ended March 31, 1999, an increase of $1.2 million or 13.7%. This increase was due to additional depreciation relating to the purchase of new vehicles. Depreciation and amortization of the Bus Sales Operations were $0.6 million for the nine months ended March 31, 2000 and 1999 respectively.

      Income from operations. Income from operations was $12.8 million for the nine months ended March 31, 2000 compared to $12.5 million for the nine months ended March 31, 1999, an increase of $0.3 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $16.8 million for the nine months ended March 31, 2000 compared to $15.3 million for the nine months ended March 31, 1999, an increase of $1.5 million or 10.0%. This increase was due primarily to higher average indebtedness outstanding during the nine months ended March 31, 2000.

      Loss before nonrecurring item. Loss before nonrecurring item was $5.4 million for the nine months ended March 31, 2000 compared to $2.9 million for the nine months ended March 31, 1999, an increase of $2.5 million.

      Nonrecurring item. Nonrecurring item was $1.2 million for the nine months ended March 31, 1999. This represented fees and expenses paid by the shareholders of AETG for the benefit of the Company. There were no nonrecurring items for the nine months ended March 31, 2000.

      Net loss. The Company generated a net loss of $3.0 million for the nine months ended March 31, 2000 compared to a net loss of $2.3 million for the nine months ended March 31, 1999, an increase of $0.7 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $18.9 million in fiscal 2000 of which approximately $16.5 million were made by March 31, 2000. This included approximately $12.4 million for purchase of new vehicles and $4.1 million for other property and equipment.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities of $6.1 million for the nine months ended March 31, 2000 resulted primarily from $1.4 million increases in source of funds for working capital plus non-cash items of depreciation and amortization of $11.5 million offset by
(i) net loss of $3.0 million; (ii) $2.4 million increase in deferred income tax; and (iii) $1.4 million decrease in other sources of funds.

      Net Cash Used in Investing Activities. For the nine months ended March 31, 2000, the Company made $16.5 million of capital expenditures to acquire additional vehicles, other property and equipment. Of these capital expenditures $1.2 million were directly financed. In addition the Company received $1.9 million from net sales of marketable securities.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $7.7 million for the nine months ended March 31, 2000, due to $6.2 million capital contribution by AETG plus $2.7 million of net borrowings under the Company's revolving line of credit, partially offset by $1.0 million principal payment on other debt. In addition, the Company incurred $1.2 million of indebtedness to directly finance capital expenditures for the nine months ended March 31, 2000.

      The Company continues to experience higher labor costs due to a tight labor market and higher fuel costs which are impacting profit margins.

      The Company believes that its current operating cash flow, along with its borrowing capacity under a $30 million revolving credit facility (of which $7.3 million was undrawn at March 31, 2000) will provide it with sufficient liquidity to conduct its operations for the balance of the year.

      At March 31, 2000, the Company's total debt and stockholder's equity were $184.6 million and $24.6 million respectively.

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

May 22, 2000

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

      27.1         Financial Data Schedule