Form 10-K
period 2000-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2000-10-13
CIK 1035423

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X]   ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2000 or

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes___     No___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of October 13, 2000, 100 Shares of Common Stock, no par value, were outstanding; all of which were held by an affiliate

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

         Atlantic, a wholly owned subsidiary of AETG, is one of the largest providers of school bus transportation in the United States. The Company has contracts with 74 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to its school bus transportation operations (the "School Bus Division"), the Company provides services to public transit systems for physically and mentally challenged passengers (the "Paratransit Division"), transportation for pre-kindergarten children and Medicaid recipients (the "Pre-K/Medicaid Division"), express commuter line and charter and tour bus services (the "Coach Division") (collectively the "Transportation Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). Atlantic has a fleet of approximately 4,800 vehicles operating from 32 facilities and provides bus sales from four facilities.

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

         Recent Transactions

         Certain of the Recent Transactions discussed below occurred after June 30, 2000, the end of the fiscal year covered by this Form 10-K. Nevertheless, the discussion has been included to provide a more complete description of the business of the Company as of the date of the filing of this Form 10-K.

         New School Bus Contracts. In September 2000, the New York City Board of Education (the "Board") extended all of the Company's contracts with the Board for an additional five years ending June 30, 2005. These contracts represented approximately 39.4% of the Transportation Operations revenues for the fiscal year ended June 30, 2000. In April 2000, the Company was awarded an additional two-year contract for 45 buses by the School District of Philadelphia and was awarded a five-year contract for up to 10 buses by the Los Angeles Unified School District. These contracts require capital expenditures of approximately $3.1 million.

         Paratransit Contracts. In February 2000, the Company was awarded a two-year contract (with three one-year renewal options) to provide Paratransit services by New Jersey Transit ("NJT"). Pursuant to the contract, NJT provided the Company with all of the required vehicles and as a result, the Company was not required to make significant capital expenditures. Effective April 30, 2000, the Company and the Regional Transit District of Denver (Colorado) (the "RTD") agreed to the early termination of the Company's Paratransit contract. This occurred primarily because of inaccurate information received by the Company from the RTD, in its original Request for Proposal ("RFP"), in connection with the expected number of trips to be performed during the life of the contract. RTD reimbursed the Company the value of capital expenditures incurred and assumed all leases in connection with the Company's facilities. Additionally, on May 16, 2000, the Company was awarded damages in the amount of $1.5 million by an arbitrator on its claim against RTD for losses incurred in performing the contract. Revenues from this contract were approximately $6.2 million for the year ended June 30, 2000.

         Accounts Purchase and Sale Agreement. In July 1999 the Company entered into an agreement (the "Receivable Agreement") with Congress Financial Corporation ("Congress"), its revolving credit lender, to sell Congress, without recourse, up to $15.0 million of accounts receivable of the Company. Under the Receivable Agreement, Congress purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount to the Company, with the balance paid to the Company upon Congress receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited. In November 1999, Congress renewed the Receivable Agreement along with the Company's $30.0 million revolving credit facility (the "Facility") for an additional two years commencing February 4, 2000.

         Litigation Settlement. In April 2000, AETG and the Company settled their litigation with National Express Group, PLC. In connection therewith, the Company has recorded a credit of $4.8 million to general and administrative expenses for the year ended June 30, 2000.

Transportation Operations

School Bus Division. The School Bus Division is the Company's largest division. The Company has contracts to provide school bus transportation in 74 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. The Company's revenues from school bus operations have increased at a compound annual growth rate of 15.6%, from $96.2 million in fiscal 1995 to $199.0 million in fiscal 2000.

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

         Contracts. The Company's school bus transportation contracts are awarded by school districts based on public bidding or request for proposal ("RFP") process. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Compensation under school bus transportation contracts is generally based upon a daily rate per vehicle, which is established either by public bidding or by proposal and negotiation with respect to RFP contracts. Contracts in New York City provide for the payment of the daily vehicle rate (which encompasses all costs of the Company, including driver and escorts) for days of scheduled performance in accordance with the school calendar and provides for payment of 85% of the daily rate in the event of school cancellations of any scheduled school day. Daily vehicle rates earned under contract renewals are generally increased from previous rates by application of the Consumer Price Index ("CPI"). The Company's costs could outpace such revenue increases. The number of vehicles required is determined by the school districts, initially pursuant to its bid specifications and/or RFP, and is subject to change.

         The Company's school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, the Company secures the performance of its contracts with the Board through the use of performance bonds plus cash retainages of 5% of amounts due to the Company. In most instances, the Company has opted to satisfy its security performance requirements by posting performance bonds.

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

         The New York Board of Education accounted for 39.4%, 39.5% and 42.9% of the Company's revenues from Transportation Operations in fiscal 2000, 1999 and 1998, respectively. The Company's 17 contracts with the New York Board of Education have been extended through June 30, 2005. No other customer contributed greater than 10% of the Company's revenues from Transportation Operations during these periods.

Paratransit Division. The Paratransit Division is the second largest and fastest growing division of the Transportation Operations. The Paratransit Division's revenues have increased from $6.0 million in fiscal 1995 to $55.0 million in fiscal 2000. Management believes the demand for paratransit services in the United States will continue to grow over the next several years. Pursuant to the Americans with Disabilities Act of 1990 (the "ADA"), certain public transit systems are required to provide comparable services to disabled persons who are unable to use standard public transportation. The larger public transit systems in the United States rely predominantly upon the private sector to perform paratransit services, while approximately one-half of the small and medium size systems outsource paratransit transportation services.

         Better known national paratransit providers include Laidlaw Transit, Inc., First Transit, a division of First Group America, Inc. and the Company. In addition, paratransit services are also provided by several hundred smaller local paratransit companies and by local municipalities.

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

         Services. The Company's paratransit services are rendered based upon advance call-in requests for transportation, which are generally scheduled by the Company or an independent third party. At June 30, 2000, the Company had approximately 700 vehicles consisting of full-size four-door sedan automobiles and lift-equipped vans to service its paratransit contracts. The Paratransit Division has developed a substantial degree of expertise in developing and providing transportation services required by its physically or mentally challenged passengers.

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

         Customers. The Company presently performs paratransit services under contracts with public transit systems in New York, Kentucky, New Jersey, and Pennsylvania. Management believes that its New York contract is one of the largest paratransit contracts awarded to date in the United States.

Pre-K/Medicaid Division. The Company provides transportation for physically or mentally challenged children between the ages of three and five, to and from pre-kindergarten facilities located in the New York City metropolitan area pursuant to contracts with the New York City Department of Transportation. Each vehicle requires the presence of an escort who is responsible to assist the children on and off the bus. Escorts are employed and trained by the Company. The Company is compensated on a per child basis at rates which are determined pursuant to public bidding. The Company also performs contracts with private, not-for-profit organizations, which are funded under Medicaid, for the transportation of physically or mentally challenged passengers to and from rehabilitation facilities and receives compensation based upon a daily rate per person transported, which rates of compensation vary based upon ambulatory and non-ambulatory passengers. At June 30, 2000, the Company utilizes approximately 97 vehicles in the performance of these contracts.

         The  Company  generated   approximately   2.3%  of  its  Transportation
Operations revenues in fiscal 2000 from its Pre-K/Medicaid Division.

Coach Division. The Company provides express commuter, charter and tour bus transportation services with a fleet of 39 luxury motor coaches and 10 mini coaches.

         Charter and tour bus operations include single day and multi-day charters throughout the continental United States and Canada. In addition, the Company operates scheduled line services between New York City and Atlantic City under contractual arrangements with tour operators. Luxury coaches are generally contracted for individual special events. The Company's contracts for coach services vary based on duration and length of trip. This division generated 2.5% of the Company's Transportation Operations revenues in fiscal 2000.

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

Fleet Management and Maintenance. At June 30, 2000, the Company had a fleet of 4,795 vehicles and the average age of the Company's fleet, exclusive of vehicles provided by various transportation authorities, was 6.8 years (7.4 years for school buses, which account for 64.2% of the Company's fleet). School buses have an average useful life of approximately 16 years.

         At June 30, 2000, the fleet was maintained by the Company's trained mechanics at its 32 facilities. The Company has a comprehensive preventive maintenance program for its equipment to minimize equipment down time and prolong equipment life. Programs implemented by the Company include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by the Company's mechanics.

         The following is a breakdown of the Company's fleet of owned vehicles at June 30, 2000 by age:

                                                                   Lift/                       Service
                                                 Minivans          Ramp                          and
                                    School         And           Equipped                      Support
                                    Buses          Cars          Vehicles        Coaches       Vehicles      Total
                                  ---------    -----------     ------------    ----------    ----------     -------
Less than 2 yrs. old ...........       381             55             74              1              2          513
2-5 yrs. old ...................       843            391            176              7             17        1,434
5-10 yrs old ...................       551            272            119             30             23          995
10-15 yrs. old .................       906            116             83                            15        1,120
Greater than 15 years ..........        37              3                             7                          47
                                     -----          -----          -----          -----          -----        -----
Total ..........................     2,718            837            452             38             64        4,109
                                     =====          =====          =====          =====          =====        =====


         The following is a breakdown of the Company's fleet of leased vehicles at June 30, 2000 by age:

                                                                   Lift/                       Service
                                                 Minivans          Ramp                          and
                                    School         And           Equipped                      Support
                                    Buses          Cars          Vehicles        Coaches       Vehicles      Total
                                  ---------    -----------     ------------    ----------    ----------     -------
Less than 2 yrs. old............                        1                             2                           3
2-5 yrs. old....................       103             51             97              5             21          277
5-10 yrs old....................                                       4              1                           5
10-15 yrs. old..................                                                                                  0
Greater than 15 years...........                                                                                  0
                                     -----          -----          -----          -----          -----        -----
Total                                  103             52            101              8             21          285
                                     =====          =====          =====          =====          =====        =====

         In addition to the vehicles in the tables above, at June 30, 2000 the Company operated 401 vehicles provided by various transportation authorities pursuant to their respective contracts.

Employees. At June 30, 2000, the Company had over 7,200 employees to provide transportation services, consisting of approximately 5,200 drivers, 1,200 escorts, 450 mechanics and 50 other employees. In addition, there were approximately 400 employees in executive, operations, clerical and sales functions. The Company's school bus drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment on school buses. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

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

         At June 30, 2000, approximately 73% of the Company's Transportation Operation employees were members of various labor unions and the Company was a party to 23 collective bargaining agreements, two of which covering 162 employees expire within less than two years; two of which covering 147 employees have expired and one collective bargaining agreement covering 170 employees is subject to a wage renegotiation in October 2000. The Company is currently negotiating to renew the two agreements which have expired. Management does not believe that the results of the current negotiations will result in a material increase in its labor costs, although no assurance can be given as to the outcome of these negotiations. Management believes that its relations with its employees are satisfactory. The Company has had no strikes or work stoppages in the past 11 years.

         At June 30, 2000, approximately 37% of the Company's bus drivers, escorts and mechanics were represented by Local 1181 of the Amalgamated Transit Union, which primarily represents personnel rendering services on behalf of the New York Board of Education. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and certain escorts. All contracts awarded by the New York Board of Education during the past 22 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guaranty Corporation, withdrawal liability for contributing employers to the plan, such as the Company, is essentially eliminated, provided that withdrawal is based upon the loss of New York Board of Education contracts and that the successor contractor becomes a contributing employer to the plan.

Competition. The school bus transportation industry and paratransit operations are highly competitive. The Company competes on the basis of its reputation for passenger safety, quality of service and price. Management believes it is competitive in each of these areas. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. The Company has many competitors in the school bus and paratransit transportation business including transportation companies with resources and facilities substantially greater than those of the Company. The Company competes with Laidlaw Transit, Inc. a division of Laidlaw, Inc., the largest private transportation contractor in North America, First Transit and First Student, divisions of First Group America, Inc., the second largest company, and National Express Corporation, in addition to other regional and local companies.

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

         The Company's Bus Sales Operations sells school buses and commercial vehicles within New Jersey and various counties in New York. The majority of buses purchased by the Company are for pre-existing orders. The Company generated approximately 24.1%, 25.4% and 22.5% of its total revenues from this operation in fiscal 2000, 1999 and 1998, respectively.

         The Bus Sales Operations are seasonal in nature. Approximately 45% and 42% of the annual sales of Bus Sales Operations occurred in the quarters ended September 30, 1999 and 1998, respectively. In addition, the working capital needs of the operation have tended to increase during this quarter in response to the higher seasonal sales volume and because inventory is at its highest during July and August prior to seasonal school bus deliveries.

         At June 30, 2000, the Company employed approximately 200 people in its Bus Sales Operations, none of which were members of collective bargaining groups.

Risk Management and Insurance

         The Company maintains various forms of liability insurance against claims made by third parties for bodily injury or property damage resulting from operations. Such insurance consists of (i) general and liability insurance of $100 million per occurrence with no deductible against claims arising from other (e.g., non-automobile) liability exposure; (ii) automobile liability insurance of up to $100 million per occurrence, subject to a $250,000 deductible per occurrence and an aggregate deductible of $4.6 million; and (iii) statutory worker's compensation and employers liability insurance, subject to no deductible. Beyond the occurrence limits mentioned herein, the automobile liability coverage provides indemnity for an unlimited number of occurrences and general liability coverage provides $100 million aggregate coverage per location. The Company's insurance policies generally provide coverage for a one year term (14 months in the case of the Company's current automobile policy) and therefore, are generally subject to annual renewal.

         The Company self-insures its current automobile insurance deductibles through Atlantic North Casualty Company ("Atlantic North") a wholly owned captive insurance company chartered in Vermont. The Company believes it's able to increase its investment income through the retention and investment of premium income in excess of amounts paid under claims in any given period.
Atlantic North's total claims liability ($4.6 million) is fully funded by premiums charged to operating companies.

         Prior to January 1, 1999, the Company also self-insured its annual workers' compensation insurance deductibles. Atlantic North's total claims were partially funded by premiums charged to operating companies, which, in turn, were limited to the amount of the combined deductibles on the Company's automobile and workers' compensation insurance policies ($7.5 million in the fiscal year ended June 30, 1998).

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

Item 2. PROPERTIES

         Subsidiaries of the Company provide transportation operation services from 32 facilities (of which five are owned, 25 are leased and two which are partially owned and partially leased) in seven states. The facilities are utilized for bus storage, repair and maintenance and/or administrative purposes. The Company believes that its facilities are adequate to service its present business and the currently anticipated expansion of existing operations.

         Bus Sales Operations are provided from four facilities (of which two are owned and two are leased) in two states.

Item 3. LEGAL PROCEEDINGS

         The Company is a plaintiff in a multi-party action against the New York Board of Education. The action, which is pending in the Supreme Court of the State of New York, New York County, concerns the method of calculation for increases to the daily rate of compensation paid to the Company under contract extension agreements. The New York Board of Education has claimed in preliminary audits that transportation contractors, including the Company, received contract payments in prior years which exceeded the amount to which the contractors were entitled in accordance with contract rate adjustment procedures. In the action the Company claimed that the New York Board of Education (i) improperly changed the comparison years pursuant to which contractors established their increased costs for purposes of qualifying for annual rate increases; and (ii) incorrectly calculated costs associated with transportation contracts which resulted in an erroneous determination of applicable daily rates of compensation. The first of the two claims has been dismissed. The second claim is still pending. In September 2000, the Company entered into a letter agreement with the Board which provided that (a) upon final resolution of the Company's outstanding claims, the Company would pay any amount determined to be due the Board over a term of seven years, and (b) the Company would receive credit against up to 100% of such amount, equal to the amount paid by the Company for the purchase of school buses in the period of July 2000 through July 2003 as long as such school buses were utilized to perform the Company's contracts with the Board. The Company believes that its purchase of qualifying buses within the above prescribed period will eliminate any liability that the Company may have to the Board.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MARKETS

         The Company is a wholly owned subsidiary of AETG. There is no public trading market for the Company's common stock.

         The Company has made distributions to AETG of $115,763, $229,049 and $557,955 in fiscal 2000, 1999 and 1998, respectively.

Item 6. SELECTED FINANCIAL DATA

         The selected financial data for each of the years in the four-year period ended June 30, 2000 were derived from the audited historical Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

                                                                         Year Ended June 30,
                                                                           ($ in millions)
                                                    1996          1997           1998          1999            2000
                                                 ----------    ----------      ---------     ----------     ----------
Operating Data:
Revenues .....................................    $142.6        $166.1         $261.9         $321.5         $353.5
Income from operations .......................       7.3           7.4           11.8           17.7           18.2
Income (loss) before extraordinary items
     and cumulative effect of a change in
     accounting principle ....................       1.4          (0.6)          (7.1)          (2.3)          (3.5)
Net income (loss) ............................       1.4          (1.7)          (7.1)          (2.3)          (3.8)
Balance Sheet Data:
Total assets .................................     104.4         154.4          206.5          231.5          233.8
Long-term debt ...............................      59.7         110.5          157.9          181.3          180.2
Total shareholder's equity ...................      29.5          27.6           20.2           20.9           23.1

----------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the "Selected Financial Data" and the historical Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

General

         Atlantic is one of the largest providers of school bus transportation in the United States. The Company has contracts with 74 school districts in New York, Missouri, California, Pennsylvania, Connecticut and New Jersey. In addition to the School Bus Division, the Company provides services to public transit systems for physically and mentally challenged passengers through the Paratransit Division, transportation for pre-kindergarten children and Medicaid recipients through the Pre-K/Medicaid Division, express commuter line and charter and tour bus services through the Coach Division (collectively the "Transportation Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). At June 30, 2000, Atlantic had a fleet of approximately 4,800 vehicles operating from 32 facilities and provided bus sales from 4 facilities.

         For each of the years in the three year period ended June 30, 2000, the percentage of revenues from the Company's business segments were as follows:

                                             2000         1999         1998
                                            ------       -------      ------

      Transportation Operations .........    75.9%        74.6%        77.5%
      Bus Sales Operations ..............    24.1%        25.4%        22.5%

         The School Bus Division accounted for 74.1%, 79.3% and 79.1% of the Company's Transportation Operation revenues for each of fiscal 2000, 1999 and 1998, respectively. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a substantial contract renewal, which management believes is due to (i) its reputation for passenger safety and providing efficient, on-time service; (ii) its long-standing relationships with the school districts it services; (iii) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement; and (iv) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than the Company in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in the Company's primary markets, especially in the New York greater metropolitan area.

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

         The Paratransit Division, which accounted for 20.5%, 15.3% and 14.9% of the Company's Transportation Operation revenues in fiscal 2000, 1999 and 1998, respectively, is the second largest and fastest growing division of the Transportation Operations. The terms of the Company's paratransit contracts range from one to five years. The contacts are awarded by public transit systems through a public bidding or RFP process. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies. See Item 1 - Business - Paratransit Division - Contracts.

         The Company's Pre-K/Medicaid Division accounted for less than 3% of the Company's Transportation Operation revenues in each of the last three fiscal years. Pre-K contracts are generally awarded to the lowest responsible bidder in a public bidding process. Medicaid contracts are generally awarded through negotiations with private agencies. The Company generally services specific Pre-K bus routes during the months of September through June, and services Medicaid routes throughout the year. Pre-K and Medicaid contracts are generally paid based on number of passengers per trip.

         The Coach  Division,  which  accounted for 2.5%,  2.4 % and 2.6% of the
Company's Transportation Operation revenues in fiscal 2000, 1999 and 1998, respectively, operates luxury coaches for express commuter services and charter and tour contracts for individual special events. The Company's contracts for coach services vary based on term and length of the trip. Coach Division charter and tour revenues are generally a function of the size and number of coaches utilized rather than the number of passengers carried.

         The Bus Sales Operations, which accounted for 24.1%, 25.4% and 22.5% of the Company's total revenues in fiscal 2000, 1999 and 1998, respectively, sells school buses and commercial vehicles primarily in New Jersey and various counties in New York. The Bus Sales Operations were acquired effective July 1, 1997.

         The principal elements of the Company's Transportation Operations cost of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. Historically, cost of sales have varied directly in proportion to revenues, and approximately 93% of fiscal 2000 cost of sales were variable costs consisting of direct labor (primarily driver wages and related employment expenses), fuel costs and maintenance costs. At June 30, 2000, approximately 73% of the Company's employees were members of various labor unions and the Company was party to 23 collective bargaining agreements, two of which covering 162 employees expire within less than two years; two of which covering 147 employees have expired and one collective bargaining agreement, covering 170 employees, is subject to a wage renegotiation in October 2000. The Company is currently negotiating to renew the two expired agreements. Management does not believe that the current negotiations will result in a material increase in its labor costs, although no assurance can be given as to the outcome of negotiations. Although the Company believes that historically it has had satisfactory labor relations with its employees and their unions, the Company's inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on the Company.

         General and administrative expenses include costs associated with the Company's headquarters in Staten Island, New York and terminal office and managerial salaries. In fiscal 1998, the Company increased the size of its staff in its corporate headquarters to accommodate the Company's growth. Management believes that it currently has sufficient staff to support anticipated revenues levels. Cost increases are anticipated to be offset somewhat as the Company's business grows and the Company realizes economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and
(ii) capturing savings in expenses such as vehicle insurance and vehicle parts and purchases.

Results of Operations

                                                                                Year Ended June 30,
                                                       -------------------------------------------------------------------
                                                                                  ($ in millions)
                                                       -------------------------------------------------------------------
                                                               1998                    1999                    2000
                                                       -------------------     -------------------     -------------------
Revenues ...........................................   $261.9        100.0%    $321.5        100.0%    $353.5        100.0%
Gross profit .......................................     44.5         17.0       51.9         16.1       52.5         14.9
General and administrative expenses ................     21.3          8.1       21.9          6.8       20.3          5.8
Depreciation and amortization ......................     11.4          4.3       12.4          3.8       13.9          3.9
Income from operations .............................     11.8          4.5       17.7          5.5       18.2          5.2
Net interest expense ...............................     17.8          6.8       20.3          6.3       22.3          6.3
Non-recurring item .................................      4.6          1.8        1.2          0.4         --           --
Loss  before cumulative  effect  of  a change
     In accounting principle .......................     (7.1)        (2.7)      (2.3)        (0.7)      (3.5)        (1.0)
Net loss ...........................................     (7.1)        (2.7)      (2.3)        (0.7)      (3.8)        (1.1)

         Twelve Months Ended June 30, 2000 Compared to Twelve Months Ended June 30, 1999

         Revenues. Revenues from Transportation Operations were $268.4 million for the twelve months ended June 30, 2000 compared to $239.8 million for the twelve months ended June 30, 1999, an increase of $28.6 million or 11.9%. This increase was due primarily to (i) $9.7 million as a result of new contracts awarded; and (ii) $24.6 million due to contract rate increases and increases in service requirements of existing contracts partially offset by $5.7 million decrease due to sale of subsidiaries to an affiliate effective April 1, 1999. Revenues from Bus Sales Operations were $85.1 million for the twelve months ended June 30, 2000 compared to $81.7 million for the twelve months ended June 30, 1999, an increase of $3.3 million or 4.1%. This increase was primarily due to $4.0 million increase in new bus sales partially offset by $0.7 million decrease in parts and other sales.

         Gross profit. Gross profit from Transportation Operations was $44.8 million for the twelve months ended June 30, 2000 compared to $44.0 million for the twelve months ended June 30, 1999, an increase of $0.8 million or 1.9%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit decreased to 16.7% for the twelve months ended June 30, 2000 from 18.4% for the twelve months ended June 30, 1999. This decrease was primarily due to increases in fuel costs (0.7%) and labor (0.9%) due to the tight labor market. Gross profit from the Bus Sales Operations was $7.6 million for the twelve months ended June 30, 2000 compared to $7.9 million for the twelve months ended June 30, 1999, a decrease of $0.3 million or 3.4%. As a percentage of revenues, gross profit decreased to 9.0% for the twelve months ended June 30, 2000 from 9.7% for the twelve months ended June 30, 1999. This decrease was due primarily to an increase in the current year of the proportion of sales in the New Jersey market which has had historically lower gross margins than the New York market and lower margins generated by the sale of commercial vehicles.

         General and administrative expenses. General and administrative expenses for the Transportation Operations were $16.4 million for the twelve months ended June 30, 2000 compared to $18.2 million for the twelve months ended June 30, 1999, a decrease of $1.8 million or 9.7%. This decrease was due primarily to $4.8 in settlement fees in connection with the National litigation settlement (see Note 13 to Consolidated Financial Statements) and $0.4 million in management fees, partially offset by increases in (i) professional fees of $0.4 million and (ii) advertising and promotion expenses of $1.1 million and
(iii) $1.2 million in administrative payroll and benefits due primarily to new business. As a percentage of revenues, general and administrative expenses for the Transportation Operations decreased to 6.0% for the twelve months ended June 30, 2000 from 7.6% for the twelve months ended June 30, 1999. General and administrative expenses for the Bus Sales Operations were $3.9 million for the twelve months ended June 30, 2000 compared to $3.7 million for the twelve months ended June 30, 1999 an increase of $0.2 million or 5.3%. This increase was due primarily to $0.1 million increases in administrative payroll and benefits and $0.1 million increases in telephone expenses due to expansion of business. As a percentage of revenues, general and administrative expenses of the Bus Sales Operations was 4.6% for the twelve months ended June 30, 2000 and June 30, 1999.

         Depreciation and amortization. Depreciation and amortization expense of Transportation Operations was $ 13.1 million for the twelve months ended June 30, 2000 compared to $11.5 million for the twelve months ended June 30, 1999, an increase of $1.5 million or 13.4%. This increase was primarily due to increases in depreciation in connection with the purchase of new vehicles. Depreciation and amortization expense of the Bus Sales Operations was $0.9 million for the twelve months ended June 30, 2000 compared to $0.8 million for the twelve months ended June 30, 1999.

         Income from operations. Transportation Operations income from operations was $15.4 million in fiscal 2000 compared to $14.3 million in fiscal 1999, an increase of $1.0 million or 7.0%. This increase was due to the net effect of the items discussed above. Bus Sales Operations income from operations was $2.8 million in fiscal 2000 compared to $3.3 million in fiscal 1999, a decrease of $0.5 million or 15.2%. This decrease was due to the net effect of the items discussed above.

         Net interest expense. Net interest expense was $22.3 million for the year ended June 30, 2000 compared to $20.3 million for the year ended June 30, 1999, an increase of $2.0 million or 9.7%. This increase was due primarily to an increase in the average amount of borrowings in connection with the Company's revolving line of credit.

         Non-recurring item. Non-recurring item was $1.2 million in fiscal 1999 which represented fees and expenses (other than bondholder consent fees), paid by the shareholders of AETG for the benefit of the Company. There were no non-recurring items for the year ended June 30, 2000.

         Net income (loss). The Company generated a net loss of $3.8 million for the fiscal year ended June 30, 2000 compared to a net loss of $2.3 million for the fiscal year ended June 30, 1999, an increase of $1.5 million.

         Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998

         Revenues. Revenues from Transportation Operations were $239.8 million for the twelve months ended June 30, 1999 compared to $203.1 million for the twelve months ended June 30, 1998, an increase of $36.7 million or 18.1%. This increase was due primarily to (i) $18.4 million as a result of new contracts awarded; (ii) $12.6 million due to contract rate increases and increases in service requirements of existing contracts; and (iii) $5.7 million from operations of five newly acquired subsidiaries. These subsidiaries were sold to an affiliate effective April 1, 1999 (see Note 16 to Consolidated Financial Statements). Revenues from Bus Sales Operations were $81.7 million for the twelve months ended June 30, 1999 compared to $58.8 million for the twelve months ended June 30, 1998, an increase of $22.9 million or 38.9%. This increase was primarily due to (i) $15.2 million increase in sales of school buses; and
(ii) $7.7 million increase in sales of commercial vehicles.

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

         Non-recurring item. Non-recurring item was $1.2 million in fiscal 1999 which represented fees and expenses (other than bondholder consent fees), paid by the shareholders of AETG for the benefit of the Company. Non-recurring item was $4.6 million in fiscal 1998 due to the write down of a note receivable from affiliates.

         Net income (loss). The Company generated a net loss of $2.3 million for the fiscal year ended June 30, 1999 compared to a net loss of $7.1 million for the fiscal year ended June 30, 1998, a decrease of $4.9 million.

Liquidity and Capital Resources

         In December 1999 AETG contributed an additional equity contribution of $6.2 million to AETC.

         In November 1999, Congress renewed the Company's $30.0 million revolving credit facility (the "Facility") and the Receivable Agreement (see
Item 1 - Recent Transactions - Accounts Purchase and Sale Agreement) for an additional two years commencing February 4, 2000 at interest rates of one-quarter percent less than under the previous agreements.

         Capital expenditures for the fiscal years ended June 30, 2000 and June 30, 1999 totaled $20.1 million and $29.9 million, respectively. Management anticipates total demographic growth, and capital expenditures of approximately $22.0 million in fiscal 2001 in connection with new contracts, normal replacement of vehicles and maintenance capital expenditures.

         The majority of these capital expenditures will be incurred in the Company's first quarter which is its seasonal low period. The Company believes that the Receivable Agreement, along with its $30.0 million Facility (of which $11.3 million was undrawn at June 30, 2000) will provide it with sufficient liquidity to conduct its operations for the coming fiscal year.

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

         Net Cash Provided By (Used in) Operating Activities. Net cash provided by operating activities was $13.3 million for fiscal 2000 primarily due to $5.0 million of funds provided by working capital, plus non-cash items of $15.5 million of depreciation and amortization partially offset by a $3.8 million net loss, $1.3 million increase in deferred tax assets, $1.2 million decrease in other long-term liabilities, and $0.9 million other net uses of funds. Net cash used in operating activities was $7.8 million for fiscal 1999, primarily due to a $2.3 million net loss, $12.5 million of funds used for working capital, $2.6 million decrease in other long-term liabilities, a $1.8 million increase in deferred tax assets, $1.9 million increase in deposits and other non-current assets and $1.0 million other net uses of funds partially offset by non-cash items of $14.3 million ($13.1 million depreciation and amortization and $1.2 million non-recurring charge).

         Net Cash Provided by (Used in) Investing Activities. For the fiscal year ended June 30, 2000, the Company made $20.1 million of capital expenditures to acquire additional vehicles, property and equipment. Of these capital expenditures $1.2 million were directly financed and the balance were financed from operating cash flows. In addition the Company made $2.7 million net dispositions of marketable securities, which securities were held by Atlantic North. For the fiscal year ended June 30, 1999 the Company made $29.9 million of capital expenditures to acquire additional vehicles, property and equipment. Of these capital expenditures $6.1 million were directly financed and the balance were financed from operating cash flows.

         In September 2000, the New York City Board of Education (the "Board") extended all of the Company's contracts with the Board for an additional five years ending June 30, 2005. These contracts represented approximately 39.4% of the Transportation Operations revenues for the fiscal year ended June 30, 2000. In April 2000, the Company was awarded an additional two-year contract for 45 buses by the School District of Philadelphia and was awarded a five-year contract for up to 10 buses by the Los Angeles Unified School District. In February 2000, the Company was awarded a two-year (with three one-year options) contract to provide Paratransit services by New Jersey Transit ("NJT"). Pursuant to the contract, NJT provided the Company with all of the required vehicles and as a result, the Company was not required to make significant capital expenditures.

         Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities totaled $3.2 million for the year ended June 30, 2000, due primarily to a $6.2 million capital contribution from AETG partially offset by $1.5 million debt amortization requirements and $1.3 million reduction in borrowings under the Company's revolving line of credit. In addition, the Company incurred $1.2 million of indebtedness to directly finance capital expenditures for the year ended June 30, 2000. In fiscal 1999 net cash provided by financing activities totaled $17.1 million due primarily from $18.6 million increase in net borrowings under the Company's revolving line of credit, partially offset by $1.2 million principal and debt amortization requirements. In addition, the Company incurred $6.1 million of indebtedness to directly finance capital expenditures for the year ended June 30, 1999.

         At June 30, 2000, the Company's total debt and stockholder's equity were $180.2 million and $23.1 million, respectively. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will depend upon its future performance, which will be subject to general economic conditions, its ability to achieve cost savings and other financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company cannot generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of such debt (including the Notes), sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.

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

         The Bus Sales Operations are also seasonal in nature. Approximately 45% and 42% of the annual sales of Bus Sales Operations occurred in the quarters ended September 30, 1999 and 1998, respectively. In addition, the working capital needs of the operation have tended to increase during that quarter in response to the higher seasonal sales volume and because inventory is at its highest during July and August prior to heavy seasonal school bus deliveries.

                                                                           ($ in millions)
                        ----------------------------------------------------------------------------------------------------------
                                    Fiscal 1998                          Fiscal 1999                        Fiscal 2000
                        ----------------------------------  ----------------------------------  ----------------------------------
                          Sept.   Dec.      Mar.     June     Sept.    Dec.     Mar.     June     Sept.    Dec.     Mar.     June
                           30,     31,       31,      30,      30,      31,      31,      30,      30,      31,      31,      30,
                          1997    1997      1998     1998     1998     1998     1999     1999     1999     1999     2000     2000
                        -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Revenue............      $59.2   $68.1     $67.5    $67.1    $71.0    $85.0    $77.3    $88.2    $82.4    $90.7    $89.4    $91.0
Income (loss) from
  operations.......        0.8    (0.2)      5.1      6.1     (1.1)     7.8      5.7      5.3     (2.1)     6.5      8.3      5.5

Net income (loss)
  before extra-
  ordinary item
  and cumulative
  effect of a
  change in
  accounting
  principle.......        (1.9)   (2.6)      0.6     (3.2)    (3.2)     0.6      0.3      0.0     (4.7)     0.3      1.4     (0.5)

EBITDA (1).........        4.1     3.2       7.4      8.5      1.8     11.0      8.8      8.4      1.4      9.9     11.8      9.0

Cash flows from:
  Operating
  activities.......       (2.9)    8.7       4.2      6.6    (10.3)     9.5      5.2    (12.2)     0.4     11.3     (5.5)     7.1

Investing
  activities.......      (34.6)   (5.6)     (2.1)    (2.3)   (16.2)    (8.3)    (1.3)     3.6     (7.2)    (1.3)    (4.3)    (2.0)

Financing
  activities.......       26.9     1.6      (3.6)     0.1     18.5     (4.4)    (2.0)     5.0      6.3     (2.8)     4.2     (4.5)

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

         BDO served as the Company's independent public accountants for the years ended June 30, 1998 and 1997. The report of BDO on the Company's consolidated financial statements for those years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit for the year ended June 30, 1998 and during the fiscal year 1999 prior to BDO's dismissal, the Company had no disagreements with BDO on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the members of the Board of Directors and executive officers of the Company as of September , 2000. Directors serve for a term of one year or until their successors are elected and qualified.

Name                     Age                         Position
----                     ---                         --------

Domenic Gatto..........  51   Director, President and Chief Executive Officer
Nathan Schlenker.......  62   Chief Financial Officer, Executive Vice President,
                              Secretary and Treasurer

Jerome Dente...........  54   Chief Operating Officer
Noel Cabrera...........  40   Executive Vice President
David Kessler..........  60   Vice President and Director of the Paratransit
                              Division

Douglas Danforth.......  78   Director
Sanjay Patel...........  39   Chairman of the Board
Thomas Inglesby........  43   Director

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

         The Company and AETG have entered into an employment agreement with Domenic Gatto which provides for his continued employment with the Company as President and Chief Executive Officer and to serve upon the Board of Directors of the Company until November 3, 2002, unless earlier terminated, subject to extension by the Board of Directors for up to three years. The employment term may be terminated with or without cause. The agreement provides for an annual base salary of $350,000 commencing November 4, 1998 ("Effective Date") subject to annual increases by a percentage equal to the percentage increase in the Regional CPI, provided that such increase shall in no event be more than 5% or less than 3% of the base salary. In addition the agreement provided for bonuses of $260,000 each on the six month and 12 month anniversary of the Effective Date. Upon the sale of 66% of the stock of AETG owned by the majority shareholder, an initial public offering of AETG or a merger, recapitalization or other similar event. Mr. Gatto is entitled to a bonus of up to $1,500,000. The agreement also contains covenants for non-competition, non-solicitation and confidentiality upon the termination of the employment.

         The Company and AETG entered into an employment agreement with Nathan Schlenker ("Schlenker") which provides for his continued employment with the Company as Chief Financial Officer, commencing on the Effective Date and expiring on November 3, 2000, (as extended). On July 19, 2000 the Company and AETG entered into a new employment agreement with Schlenker expiring on November 3, 2001, unless earlier terminated, subject to extension by Board of Directors for one year. This agreement provides for an annual base salary of $240,000, subject to the same annual increases as Domenic Gatto. The agreement also contains covenants for non-competition, non-solicitation and confidentiality upon the termination of the employment.

                           Summary Compensation Table
                             Annual Compensation (1)

                                                        Fiscal                                      Other Annual        All Other
Name and Principal Position                              Year        Salary          Bonus          Compensation      Compensation
---------------------------                             ------      --------       --------         ------------      ------------
Domenic Gatto ......................................     1998       $519,884       $  7,500          $105,774(2)       $     --
President and Chief Executive Officer                    1999       $433,122       $     --          $106,353(2)       $260,000(3)
                                                         2000       $374,588       $ 55,000          $ 68,116(2)       $260,000(3)

Nathan Schlenker ...................................     1998       $205,393       $ 16,000          $     --          $     --
Chief Financial Officer, Executive                       1999       $208,487       $  3,500          $     --          $     --
Vice President, Secretary and Treasurer                  2000       $231,275       $ 49,000          $     --          $     --

Jerry Dente(4) .....................................     1999       $116,154       $  8,000          $     --          $     --
Chief Operating Officer                                  2000       $134,529       $ 18,500          $     --          $     --

Noel Cabrera(4) ....................................     1999       $103,731       $  3,000          $     --          $     --
Executive Vice President                                 2000       $111,257       $ 18,500

----------

      (1) There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals named in the table. There is no applicable defined benefit plan under which benefits are determined other than 401(k) and deferred compensation contributions made.

      (2) Includes (i) $25,800 for automobile allowance; (ii) $35,000 for life insurance allowance; (iii) $7,316, $7,095 and $6,516 for disability insurance allowance in 2000, 1999 and 1998, respectively; and (iv) $38,458 for vacation time not taken in 1998 and 1999, respectively.

      (3) Bonus in relation to change of control (see Note 3 to Consolidated Financial Statements).

      (4)   For  1998,  this  executive's   compensation  has  been  omitted  in
            accordance with Securities and Exchange Commission rules.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         AETG owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of AETG as of September 28, 2000 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of AETG; (iii) AETG's Chief Executive Officer and the other executive officers listed in the Summary Compensation Table above; and (iv) all current directors and executive officers of AETG as a group.

                                                                 Percentage of
                                                 Number         all Outstanding
Name(1)                                         of Shares       Shares Owned(10)
-------                                         ---------       ---------------

Domenic Gatto ........................        67,030.97(5)            6.05%
Nathan Schlenker .....................          1509.95(6)            0.14%
Jerry Dente ..........................               --                 --
Noel Cabrera .........................          1009.95(7)            0.09%
Douglas Danforth(2) ..................          1250.00(8)            0.11%
Sanjay Patel(3) ......................               --                 --
Thomas Inglesby(3) ...................               --                 --
GSCP II Holdings (AE), LLC(4) ........     1,002,673.60(9)           91.15%
All directors and executive
  officers of AETG as a group
  (8 persons) ........................        70,800.87               6.37%
                                            (5)(6)(7)(8)

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

(2) The business address of Mr. Danforth is c/o Executive Associates, One PPG Place, Suite 2210, Pittsburgh, Pennsylvania 15222.

(3) The business address of Messrs. Patel and Inglesby is c/o Greenwich Street Capital Partners, Inc. 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.

(4) The business address of GSCP II Holdings (AE), LLC is 12 East 49th Street, Suite 3200, New York, New York 10017.

(5) Includes (i) 8079.6 shares of Common Stock of AETG issuable upon exercise of options at a price of $100.00 per share and (ii) 1,500 shares of Series A Convertible Preferred Stock of AETG convertible into 1,500 shares of Common Stock of AETG.

(6) Includes (i) 1009.95 shares of Common Stock of AETG issuable upon exercise of options at a price of $100.00 per share and (ii) 500 shares of Series A Convertible Preferred Stock of AETG convertible into 500 shares of Common Stock of AETG.

(7) Shares of Common Stock of AETG issuable upon exercise of options at a price of $100.00 per share.

(8) Shares of Common Stock of AETG issuable upon exercise of warrants at a price of $100.00 per share.

(9) Includes (i) 70,000 shares of Series A Convertible Preferred Stock of AETG convertible into 70,000 shares of Common Stock of AETG and (ii) 62,000 shares of Series B Convertible Preferred Stock of AETG convertible into 62,000 shares of Common Stock of AETG.

(10) Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to and in contemplation of the Recapitalization, AETG sold its wholly owned subsidiary G. Entertainment, Inc. along with its wholly owned subsidiaries (collectively "G. Entertainment"), which made up AETG's entertainment business, to the Gatto's. Three subsidiaries of G. Entertainment were collectively indebted to the Company in the amount of $4.8 million as of June 30, 1997 pursuant to the Entertainment Note. Such indebtedness resulted from numerous intercompany loans among the various subsidiaries of AETG prior to the formation of the Company. During the last quarter of fiscal 1998, two of these subsidiaries suffered a precipitous decline and the Company took a $4.6 million non-recurring charge and wrote the Entertainment Note down to $510,000. On November 4, 1998, after receiving a fairness opinion issued by an investment bank of national standing, the Company sold the Entertainment Note to the Gatto's. The sale price was $510,000 (the book value of the note), plus an amount equal to one-half of the net proceeds received from any sale of assets of two of these subsidiaries within a 12 month period from the date of closing. There was no sale of assets within the prescribed period.

         The Company's Coach Division is operated through its wholly owned subsidiary, Atlantic Express Coachways, Inc. ("Coachways"), which leases "Park & Ride" and administrative facilities from Showplace Bowling Center, Inc. ("Showplace"), a wholly owned subsidiary of G. Entertainment. The administrative facilities consist of an office and ticket sales facilities. The lease also provides for use of parking facilities for commuters who purchase express tickets on Coachways' express bus service between Staten Island and Manhattan in New York City. The lease, which is for a term of 10 years, with two five year renewal options, commenced July 1, 1995 for an annual base rental of $180,000 (increased to $200,520 effective May 1, 2000). The Company believes that the rental reflects the reasonable market value for the lease.

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

         On February 23, 1999, the Company entered into an agreement with Atlantic Transit, Corp. ("ATC"), a wholly owned subsidiary of AETG, whereby the Company agreed to provide general administrative services such as payroll, accounts payable, bookkeeping and accounting services in exchange for a monthly fee equal to the product of $30.00 times the total number of revenue vehicles maintained by ATC and its wholly owned subsidiaries. In fiscal 2000, the Company generated approximately $500,000 in fees for these services.

         On March 1, 1999 the Company entered into a tax sharing agreement with ATC and AETG whereby each of the parties agreed to file consolidated tax returns and contribute their portion of income tax liability based upon each of their respective taxable income.

         At June 30, 2000, the Company had a non-interest bearing receivable from AETG of $816,117. Such amount arose as a result of advances to AETG.

         Commencing August 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit from fifteen to thirty percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchases of any such vehicles. During the year ended June 30, 2000, total payments made by Central were $29.3 million. The amount to be paid in fiscal 2001 will depend upon the number of buses that Central purchases under this arrangement.

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

                                    ATLANTIC EXPRESS TRANSPORTATION CORP.

                                    By: /s/ DOMENIC GATTO
                                        ---------------------------------------
                                        Domenic Gatto
                                        Director, President and Chief Executive
                                        Officer
                                        Date: October 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                            Date
----                           -----                            ----

/s/ DOMENIC GATTO              Director, President and          October 13, 2000
-----------------------        Chief Executive Officer
    Domenic Gatto

/s/ NATHAN SCHLENKER           Chief Financial Officer,         October 13, 2000
-----------------------        Executive Vice President,
    Nathan Schlenker           Secretary and Treasurer

/s/ DOUGLAS DANFORTH           Director                         October 13, 2000
-----------------------
    Douglas Danforth

/s/ SANJAY PATEL               Chairman of the Board            October 13, 2000
-----------------------
    Sanjay Patel

/s/ THOMAS INGLESBY            Director                         October 13, 2000
-----------------------
    Thomas Inglesby

             Atlantic Express Transportation Corp. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                          PAGE
                                                                          ----

Report of Independent Public Accountants ............................        F-2

Report of Independent Certified Public Accountants ..................        F-3

Consolidated Balance Sheets as of June 30, 1999 and 2000 ............        F-4

Consolidated Statements of Operations for the Years Ended
  June 30, 1998, 1999 and ...........................................        F-5

Consolidated Statements of Stockholder's Equity for the Years Ended
  June 30, 1998, 1999 and 2000 ......................................        F-6

Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1998, 1999 and 2000 ......................................    F-7-F-8

Notes to Consolidated Financial Statements ..........................   F-9-F-22

Schedule II - Valuation and Qualifying Accounts for the Years Ended
  June 30, 1998, 1999 and 2000 ......................................       F-23

                    Report of Independent Public Accountants

To the Board of Directors and Stockholder of Atlantic Express Transportation Corp.

         We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements for the year ended June 30, 2000, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              Arthur Andersen LLP

New York, New York
September 29, 2000

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Atlantic Express Transportation Corp.

         We have audited the accompanying statements of operations, changes in stockholder's equity, and cash flows of Atlantic Express Transportation Corp. for the year ended June 30, 1998. We have also audited the financial statement schedule listed in the accompanying index for the year ended June 30, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Atlantic Express Transportation Corp. for the year ended June 30, 1998 in conformity with generally accepted accounting principles.

         Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP


New York, New York
September 18, 1998

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                                June 30,
                                                                                                    -------------------------------
                                                                                                         1999             2000
                                                                                                    -------------    --------------

                                     Assets
Current:
     Cash and cash equivalents ................................................................     $     855,983     $   2,502,575
     Current portion of marketable securities .................................................         3,842,000         1,461,000
     Accounts receivable, net of allowance for doubtful accounts of $1,640,000 and
       $1,709,000 in 1999 and 2000, respectively ..............................................        48,468,255        50,962,057
     Inventories ..............................................................................        15,215,018        10,279,483
     Notes receivable .........................................................................            31,964            15,901
     Prepaid expenses and other current assets ................................................         6,190,766         6,165,109
                                                                                                    -------------     -------------
               Total current assets ...........................................................        74,603,986        71,386,125
                                                                                                    -------------     -------------
Property, plant and equipment, at cost, less accumulated depreciation .........................       119,138,827       124,934,071
                                                                                                    -------------     -------------

Other assets:
     Goodwill, net ............................................................................        12,143,514        11,817,606
     Investments ..............................................................................            35,000            35,000
     Marketable securities ....................................................................         5,869,380         6,691,661
     Deferred lease expense ...................................................................           148,155              --
     Transportation contract rights, net ......................................................         3,408,096         3,329,311
     Deferred financing and organization costs, net ...........................................         8,018,053         6,248,073
     Due from parent company ..................................................................           831,117           816,117
     Notes receivable .........................................................................            11,494              --
     Deposits and other noncurrent assets .....................................................         3,248,336         3,205,594
     Deferred tax assets ......................................................................         3,935,981         5,268,606
     Covenant not to compete, net .............................................................           120,000            80,000
                                                                                                    -------------     -------------
               Total other assets .............................................................        37,769,126        37,491,968
                                                                                                    =============     =============
                                                                                                    $ 231,511,939     $ 233,812,164
                                                                                                    =============     =============
                      Liabilities and Stockholder's Equity

Current:
     Current portion of long-term debt ........................................................     $  21,411,180     $   1,907,563
     Accounts payable .........................................................................         2,453,411         1,952,700
     Accrued compensation .....................................................................         7,392,071         6,516,830
     Current portion of insurance reserve .....................................................         4,500,000         3,200,000
     Accrued interest .........................................................................         6,890,810         7,017,741
     Other accrued expenses and current liabilities ...........................................         3,992,443         9,254,623
                                                                                                    -------------     -------------
               Total current liabilities ......................................................        46,639,915        29,849,457
                                                                                                    -------------     -------------

Long-term debt, net of current portion ........................................................       159,921,440       178,270,878
                                                                                                    -------------     -------------
Premium on bond issuance ......................................................................           987,150           771,750
                                                                                                    -------------     -------------
Other long-term liabilities ...................................................................         3,023,529         1,802,517
                                                                                                    -------------     -------------
Commitments and contingencies
Stockholder's equity:
     Common stock, no par value, authorized shares 200; issued and
       outstanding 100 ........................................................................           250,000           250,000
     Additional paid-in capital ...............................................................        15,898,517        22,048,517
     Retained earnings (accumulated deficit) ..................................................         3,865,438           (29,254)
     Accumulated other comprehensive income ...................................................           925,950           848,299
                                                                                                    -------------     -------------
               Total stockholder's equity .....................................................        20,939,905        23,117,562
                                                                                                    -------------     -------------
                                                                                                    $ 231,511,939     $ 233,812,164
                                                                                                    =============     =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                                Years Ended June 30,
                                                                                ----------------------------------------------------
                                                                                     1998              1999                2000
                                                                                -------------      -------------      -------------
Revenues:

 Transportation Operations ................................................     $ 203,073,256      $ 239,784,127      $ 268,402,709

 Bus Sales Operations .....................................................        58,844,938         81,739,086         85,078,295
                                                                                -------------      -------------      -------------
Total revenues ............................................................       261,918,194        321,523,213        353,481,004
                                                                                -------------      -------------      -------------
Costs and expenses:

 Cost of Operations- Transportation Operations ............................       166,120,186        195,760,472        223,558,726

 Cost of Operations- Bus Sales Operations .................................        51,268,341         73,845,585         77,454,772

 General and administrative ...............................................        21,337,867         21,901,559         20,339,351

 Depreciation and amortization ............................................        11,378,390         12,354,728         13,915,400
                                                                                -------------      -------------      -------------
Total operating costs and expenses ........................................       250,104,784        303,862,344        335,268,249
                                                                                -------------      -------------      -------------
 Income from operations ...................................................        11,813,410         17,660,869         18,212,755

Interest expense, net .....................................................       (17,751,883)       (20,322,279)       (22,290,373)

Other income (expense) ....................................................           207,686           (224,276)          (487,552)
                                                                                -------------      -------------      -------------
 Loss before other nonrecurring, benefit from
  income taxes and cumulative effect of a change
  in accounting principle .................................................        (5,730,787)        (2,885,686)        (4,565,170)

Nonrecurring items:

 Write-down of note receivable from affiliates ............................         4,614,597                 --                 --
 Recapitalization expense .................................................                --          1,223,161                 --
                                                                                -------------      -------------      -------------
 Loss before benefit from income taxes and
  cumulative effect of a change in accounting
  principle ...............................................................       (10,345,384)        (4,108,847)        (4,565,170)

Benefit from income taxes .................................................         3,224,453          1,848,981          1,086,752
                                                                                -------------      -------------      -------------

 Loss before cumulative effect of a change in accounting principle ........        (7,120,931)        (2,259,866)        (3,478,418)

Cumulative effect of a change in accounting principle,
  net of benefit from income taxes of $245,875 ............................                --                 --           (300,511)
                                                                                -------------      -------------      -------------

 Net loss .................................................................     $  (7,120,931)     $  (2,259,866)     $  (3,778,929)
                                                                                =============      =============      =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                    Years ended June 30, 1998, 1999 and 2000

                                                                           Retained      Accumulated
                                                            Additional     earnings         other      Comprehensive
                                            Common stock     paid-in     (accumulated   comprehensive      income
                                            No par value     capital       deficit)        income          (loss)          Total
                                            ------------  ------------   ------------    ------------  --------------   ------------

Balance, June 30, 1997 ...................   $ 250,000    $ 13,188,926   $ 14,033,239    $ 142,032                      $27,614,197

Net loss .................................          --              --     (7,120,931)          --       $ (7,120,931)   (7,120,931)

Distributions to parent company ..........          --              --       (557,955)          --                 --      (557,955)

Unrealized gain on marketable securities .          --              --             --      234,261            234,261       234,261
                                                                                                         ------------

Comprehensive loss .......................          --              --             --           --       $ (6,886,670)           --
                                             ---------    ------------   ------------    ---------       ============   -----------

Balance, June 30, 1998 ...................     250,000      13,188,926      6,354,353      376,293                       20,169,572

Contribution for recapitalization expense           --       2,709,591             --           --       $         --     2,709,591

Net loss .................................          --              --     (2,259,866)          --         (2,259,866)   (2,259,866)

Distributions to parent company ..........          --              --       (229,049)          --                 --      (229,049)

Unrealized gain on marketable securities .          --              --             --      549,657            549,657       549,657
                                                                                                         ------------

Comprehensive loss .......................          --              --             --           --       $ (1,710,209)           --
                                             ---------    ------------   ------------    ---------       ============   -----------

Balance, June 30, 1999 ...................     250,000      15,898,517      3,865,438      925,950                       20,939,905

Contribution from parent company .........          --       6,150,000             --           --       $         --     6,150,000

Net loss .................................          --              --     (3,778,929)          --         (3,778,929)   (3,778,929)

Distributions to parent company ..........          --              --       (115,763)          --                 --      (115,763)

Unrealized loss on  marketable securities           --              --             --      (77,651)           (77,651)      (77,651)
                                                                                                         ------------

Comprehensive loss .......................          --              --             --           --       $ (3,856,580)           --
                                             ---------    ------------   ------------    ---------       ============   -----------

Balance, June 30, 2000 ...................   $ 250,000    $ 22,048,517   $    (29,254)   $ 848,299                      $23,117,562
                                             =========    ============   ============    =========                      ===========


          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                Years Ended June 30,
                                                                                 --------------------------------------------------
                                                                                     1998               1999               2000
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
          Net loss ........................................................      $ (7,120,931)      $ (2,259,866)      $ (3,778,929)

Adjustments  to reconcile  net loss to net cash  provided by
  (used in) operating activities:
          Gain on sale of marketable securities and
            investments ...................................................          (675,398)        (1,274,138)        (1,220,620)
          Deferred income taxes ...........................................        (2,487,000)        (1,848,981)        (1,332,625)
          Depreciation ....................................................        10,040,403         10,611,931         12,959,447
          Amortization ....................................................         2,808,394          2,431,548          2,539,608
          Write-off of doubtful accounts receivable .......................           973,810                 --             51,000
          Reserve for doubtful accounts receivable ........................         1,270,000            120,000            120,000
          Interest accrued on note receivable .............................          (326,287)                --                 --
          Write down of note receivable from affiliates ...................         4,614,597                 --                 --
          Recapitalization expense ........................................                --          1,223,161                 --
          Transfer from restricted cash ...................................          2,314,408                --                 --
          Decrease (increase) in:
               Accounts receivable ........................................        (3,572,192)       (11,278,249)        (2,664,802)
               Inventories ................................................          (132,564)        (4,452,179)         4,935,535
               Prepaid expenses and other current assets ..................          (339,873)          (498,156)            25,657
               Deferred lease expense                                                 154,097            185,960            148,155
               Deposits and other noncurrent assets .......................            (5,882)        (1,854,035)            42,742
          Increase (decrease) in:
               Accounts payable ...........................................          (237,588)           202,796           (500,711)
               Accrued expenses and other current liabilities .............         6,635,557          3,479,585          3,213,870
               Other long-term liabilities ................................         2,644,117         (2,617,606)        (1,221,012)
                                                                                 ------------       ------------       ------------
               Net cash provided by (used in) operating activities ........        16,557,668         (7,828,229)        13,317,315
                                                                                 ------------       ------------       ------------

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                Year Ended June 30,
                                                                                   -------------------------------------------------
                                                                                        1998             1999              2000
                                                                                   ------------     -------------      -------------
Cash flows from investing activities:
          Acquisition of subsidiaries (net of cash acquired
            of $207,441) .....................................................     $(21,278,334)     $         --      $         --
          Proceeds from sale of fixed assets .................................          842,751                --         1,366,466
          Additions to property, plant and equipment .........................      (21,318,994)      (23,808,346)      (18,896,005)
          Purchase of transportation contract rights .........................           (1,660)          (80,532)          (49,667)
          Due from affiliates ................................................         (697,925)         (158,528)           15,000
          Notes receivable ...................................................         (314,515)        1,673,967            27,557
          Marketable securities and investments ..............................       (1,789,879)          184,352         2,701,688
                                                                                   ------------      ------------      ------------
               Net cash used in investing activities .........................      (44,558,556)      (22,189,087)      (14,834,961)
                                                                                   ------------      ------------      ------------

Cash flows from financing activities:
          Capital contributed from parent company ............................               --                --         6,150,000
          Proceeds of additional borrowings ..................................       42,864,754        18,564,608                --

          Principal payments on borrowings ...................................      (13,532,291)       (1,213,037)       (2,794,651)
          Deferred financing and organization costs ..........................       (3,819,973)          (21,760)          (75,348)
          Other ..............................................................         (557,954)         (229,049)         (115,763)
                                                                                   ------------      ------------      ------------
               Net cash provided by financing activities .....................       24,954,536        17,100,762         3,164,238
                                                                                   ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents .........................       (3,046,352)      (12,916,554)        1,646,592
Cash and cash equivalents, beginning of year .................................       16,818,889        13,772,537           855,983
                                                                                   ============      ============      ============
Cash and cash equivalents, end of year .......................................     $ 13,772,537      $    855,983      $  2,502,575
                                                                                   ============      ============      ============

Supplemental  disclosures  of cash flow  information:
          Cash paid during the year for:
               Interest ......................................................     $ 15,485,695      $ 18,936,487      $ 20,182,403
               Income taxes ..................................................          408,542           187,292           153,434
                                                                                   ============      ============      ============
Supplemental schedule of noncash investing and
          financing activities:
          Loans incurred for purchase of property, plant and equipment .......     $  6,368,900      $  6,055,359      $  1,225,152
          Liability incurred for contract rights .............................               --                --           415,320
          Transfer of bus from inventory to fixed assets .....................           47,558                --                --
          Additional paid-in capital contributed for
            bondholder consent fees and expenses .............................               --         2,709,591                --
                                                                                   ============      ============      ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Business

         Atlantic Express Transportation Corp. ("AETC" or the "Company"), a wholly owned subsidiary of Atlantic Express Transportation Group, Inc. ("AETG"), is one of the largest providers of school bus transportation in the United States, providing services to various municipalities in New York City, Nassau County, Suffolk County, Westchester County, Connecticut, Pennsylvania, Missouri, California and New Jersey. In addition to its school bus transportation operations, AETC also provides services to public transit systems for physically or mentally challenged passengers, express commuter line and charter and tour services, transportation for pre-kindergarten children and Medicaid recipients and sales of school buses and commercial vehicles in New Jersey and various counties in New York.

2. Summary of Significant Accounting Policies

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

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and depreciated utilizing the straight-line method over the lives of the related assets. The useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

                                                                  Years
                                                                  -----
         Building and improvements......................         15-31.5
         Transportation equipment.......................          5-15
         Other..........................................           3-7

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

         Transportation Contract Rights

         Transportation contract rights primarily represent the value the Company assigns to the excess of cost of investments in school bus companies in excess of the book value of these companies. In addition, AETC has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. These costs are amortized over the lesser of the expected life of the contracts or 12 years. The Company reviews the value assigned to transportation contract rights annually to determine if they have been impaired in value. The amount of any impairment would be charged against income. Accumulated amortization at June 30, 1999 and 2000 was $2,589,848 and $3,111,186, respectively.

         Deferred Financing, Goodwill and Other Costs

         Deferred financing costs are amortized over the life of the related debt. Goodwill is amortized over 40 years and all other costs are amortized on a straight-line basis over five years. The Company reviews the value assigned to the above mentioned assets annually to determine if they have been impaired in value. The amount of any impairment would be charged against income. Accumulated amortization at June 30, 1999 and 2000 was $4,703,403 and $6,791,040,
respectively.

         Insurance Reserves

         Insurance reserves of $7,523,529 and $5,001,336 as of June 30, 1999 and 2000, respectively, represents claim reserves liabilities for the Company's self-insurance programs. Until December 31, 1998, the Company maintained self-insurance programs for auto liability and workers compensation claims for the first $250,000 of any one occurrence. In addition, the Company purchased aggregate and specific stop loss insurance. On December 29, 1999, the Company re-instated its self-insurance program for auto liability claims for the first $250,000 of any one occurrence through Atlantic North Casualty Company ("Atlantic North") its wholly owned captive insurance subsidiary. For this policy, Atlantic North's total maximum claims liability ($4.6 million) is fully funded by premiums charged to operating subsidiaries. The current portion of these liabilities represents the payments expected to be made during the next fiscal year.

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

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments

         The carrying value of financial instruments including cash and cash equivalents, accounts receivable including retainage, notes receivable, and accounts payable approximated fair value as of June 30, 1999 and 2000 due to either their short maturity or terms similar to those available to similar companies in the open market. Marketable securities, classified as available-for-sale, are valued at quoted market value. The fair value of the Company's 10 3/4% Senior Secured Notes is approximately $133 million as compared to the book carrying value of $150 million. The fair value is calculated using the quoted market price on June 30, 2000. Although fair value is less than carrying value, settlement at the fair value may not be possible.

         Long-Lived Assets

         Long-lived assets, such as intangible assets and property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. No write-downs have been necessary through June 30, 2000.

         New Accounting Pronouncement

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998. On July 1, 1999, the Company adopted SOP 98-5 "Reporting on the Costs of Start-Up Activities", and recorded a $0.3 million charge the for cumulative effect of a change in accounting principle, net of, benefit from income taxes, for the year ended June 30, 2000.

3. Acquisition of AETG

         On October 27, 1998, the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the Indenture (the "Consent") relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the Indenture. On November 4, 1998 the Recapitalization was consummated. As a result, GSCP II Holdings (AE), LLC, ("Buyer") an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, acquired an approximately 88% equity interest in a recapitalized Atlantic Express Transportation Group, Inc. ("AETG") which owns all of the issued and outstanding shares of capital stock of the Company

4. Retainage

         Pursuant to certain municipal school bus contracts and paratransit contracts, certain contractual amounts (retainage) are withheld from billings as a guarantee of performance by AETC. At June 30, 1999 and 2000 retainage of $3,906,908 and $4,774,817, respectively, is classified as current and is included in accounts receivable in the accompanying consolidated balance sheets. In addition, $1,058,559 of retainage is classified as non-current for the fiscal years ended June 30, 1999 and 2000.

5. Inventories

         Inventories are comprised of the following:

                                                      June 30,
                                             -------------------------
                                                1999          2000
                                             -----------   -----------

    Parts and fuel......................     $ 3,919,018   $ 5,339,198
    Buses held for sale ................      11,296,000     4,940,285
                                             -----------   -----------
                                             $15,215,018   $10,279,483
                                             ===========   ===========

         On August 11, 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central New York Coach Sales and Service, Inc. and Jersey Bus Sales, Inc., both wholly owned subsidiaries of the Company (collectively "Central") entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit from fifteen to thirty percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchase of any such vehicles. During the year ended June 30, 2000, total payments made by Central were $29,281,254. In addition, as of June 30, 2000, Central was obligated to purchase $11,189,109 of vehicles from ABD.

         As of June 30, 2000, $866,916 of deposits is classified as prepaid expenses.

6. Cash and Cash Equivalents

         Included in cash and cash equivalents is $658,001 and $1,739,235 at June 30, 1999 and 2000, respectively, which represents cash equivalents of a captive insurance company subsidiary which are only available for use by that subsidiary.

7. Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                             June 30,
                                                   ----------------------------
                                                       1999            2000
                                                   ------------    ------------
       Land ................................       $  9,824,758    $  9,824,758
       Building and improvements ...........         23,332,818      24,026,731
       Transportation equipment ............        162,802,019     174,995,208
       Machinery and equipment .............         17,711,814      22,019,888
       Furniture and fixtures ..............          3,468,240       3,774,107
                                                   ------------    ------------
                                                    217,139,649     234,640,692
       Less: Accumulated depreciation ......         98,000,822     109,706,621
                                                   ------------    ------------
                                                   $119,138,827    $124,934,071
                                                   ============    ============

8. Marketable Securities

         The  amortized   cost  and  estimated  fair  value  of  the  marketable
securities are as follows:

                                                      June 30, 2000
                                           -------------------------------------
                                                          Gross
                                                        Unrealized
                                              Cost      gain (loss)   Fair value
                                           -----------  ----------    ----------

Available-for-sale:
  Equity securities ....................   $4,657,718   $  936,390    $5,594,108
  U.S. Treasury and other
          government debt
          securities ...................    2,646,644      (88,091)    2,558,553
                                           ----------   ----------    ----------
          Total marketable securities ..   $7,304,362   $  848,299    $8,152,661
                                           ==========   ==========    ==========

                                                      June 30, 2000
                                           -------------------------------------
                                                          Gross
                                                        Unrealized
                                              Cost      gain (loss)   Fair value
                                           -----------  ----------    ----------

Available-for-sale:
  Equity securities ....................   $5,711,536   $  974,597    $6,686,133
  U.S. Treasury and other
          government debt
          securities ...................    3,073,894      (48,647)    3,025,247
                                           ----------   ----------    ----------
          Total marketable securities ..   $8,785,430   $  925,950    $9,711,380
                                           ==========   ==========    ==========

         The above marketable securities are held by a captive insurance subsidiary and are available for use only by that company. At June 30, 2000 marketable securities of approximately $6.0 million are pledged as collateral for $3.4 million of letters of credit issued by the captive insurance company.

         While all of the marketable securities are available for use in the ordinary course of business of the captive insurance company subsidiary, $1,461,000 has been classified as current in accordance with that subsidiary's cash on hand and expected payments of claims in the next fiscal year.

         Contractual maturity dates of the above securities are as follows:

                                                             Cost     Fair Value
                                                         ----------   ----------

        2001 .....................................       $  150,877   $  149,695
        2002 .....................................          387,421      381,394
        2004-2008 ................................          685,839      653,284
        2013-2029 ................................        1,422,507    1,374,180
        No maturity date (equity securities) .....        4,657,718    5,594,108
                                                         ----------   ----------
                                                         $7,304,362   $8,152,661
                                                         ==========   ==========

         Net realized gains on marketable securities for the years ended June 30, 1998, 1999 and 2000 amounted to $675,000, $1,213,000 and $1,221,000 respectively, and are included in revenues of the captive insurance company.

9. Debt

         The following represents the debt outstanding at June 30, 1999 and 2000.

                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     1999                 2000
                                                                                --------------      --------------
        10 3/4%   Senior Secured Notes, due February 2004, with
                  interest payable on February 1 and August 1
                  annually (a)..............................................    $  150,000,000      $  150,000,000
        8% mortgage on real estate located in Chittenango, New
                  York, due July 1, 2002 (b)................................           681,463             650,694
        8% mortgage on real estate located in Bordentown, New
                  Jersey, due July 1, 2002 (b)..............................         1,376,853           1,314,686
        Revolving line of credit (c)........................................        20,029,362          18,744,362
        Various notes payable primarily secured by
                  transportation equipment, with interest rates
                  ranging from 8%-9.3%......................................         9,244,942           9,468,699
                                                                                --------------      --------------
                                                                                   181,332,620         180,178,441
        Less: Current portion...............................................        21,411,180           1,907,563
                                                                                --------------      --------------
                                                                                $  159,921,440      $  178,270,878
                                                                                --------------      --------------

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

(b) In connection with the acquisition of Central New York Coach Sales and Services, Inc. and Jersey Bus Sales, Inc. and related real property (collectively "Central"), AETC purchased from Mr. Denney, a former shareholder of Central, the real properties of Central which served as their primary operating facilities in New York and New Jersey. The mortgage notes are amortized over 15 years with a five-year balloon payment due July 2002. Mr. Denney remains employed as President of Central.

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

         In November 1999, the revolving credit facility, scheduled to expire February 3, 2000, was extended for an additional two years until February 3, 2002. The interest rate per annum applicable to the revolving credit facility is either the prime rate, as announced by CoreStates

         Bank N.A., (8.0% and 9.5% at June 30, 1999 and 2000, respectively) plus 0.75% and 0.50% as of June 30, 1999 and 2000, respectively, or, at AETC's option, the adjusted Eurodollar rate (as defined) plus 2.7% and 2.5% as of June 30, 1999 and 2000, respectively. AETC is required to pay certain fees in connection with the revolving credit facility including but not limited to an unused line fee of 0.375% on the undrawn portion of the first $22 million of the revolving credit commitment.

         The revolving credit facility contains negative covenants similar to those contained in the senior notes referred to in (a) and customary events of default.

         Aggregate yearly maturities of long-term debt as of June 30, 2000, are as follows:

                                                           Total
                                                        ------------

         2001 ..................................        $  1,907,563
         2002 ..................................          21,342,920
         2003 ..................................           3,067,526
         2004 ..................................         151,786,245
         2005 ..................................           1,191,773
         Thereafter ............................             882,414
                                                        ------------
                 Total .........................        $180,178,441
                                                        ============

10. Income Taxes

         The provisions (benefits) for income taxes consist of the following:

                                              Years ended June 30,
                                  -----------------------------------------
                                      1998           1999          2000
                                  -----------    -----------    -----------
         Current:
                Federal .......   $  (900,000)   $        --    $        --
                State and local       163,000             --             --
                                  -----------    -----------    -----------
                                     (737,000)            --             --
           Deferred taxes .....    (2,487,000)    (1,848,981)    (1,332,625)
                                  -----------    -----------    -----------
                                  $(3,224,000)   $(1,848,981)   $(1,625,625)
                                  ===========    ===========    ===========

         Deferred tax assets/(liabilities) are comprised of the following:

                                                       June 30,
                                           ----------------------------
                                                1999             2000
                                           ------------    ------------
Deferred tax assets:
     Allowance for doubtful  receivables   $    737,939    $    769,050
     Loss and tax credit carryforwards .     21,256,033      30,976,365
     Contract rights and other .........        770,754       1,019,555
                                           ------------    ------------
                                             22,764,726      32,764,970
                                           ------------    ------------

Deferred tax liabilities:
     Depreciation ......................    (18,351,223)    (26,750,255)
     Goodwill amortization .............       (477,522)       (746,109)
                                           ------------    ------------
                                            (18,828,745)    (27,496,364)
                                           ------------    ------------
Deferred tax assets (net) ..............   $  3,935,981    $  5,268,606
                                           ============    ============

         The actual tax expense (benefit) differs from the tax expense computed by applying the U.S. corporate rate of 34% as follows:

                                                                        Years ended June 30,
                                                             -----------------------------------------
                                                                1998            1999           2000
                                                             -----------    -----------    -----------
     Tax benefit at statutory rate .......................   $(3,517,000)   $(1,397,008)   $(1,737,929)

     Write-down of note receivable from Affiliate ........     1,569,000             --             --

     State and local tax benefit .........................    (1,293,000)      (451,973)      (562,271)
     Valuation reserve for tax credit carryforward Amounts            --             --
                                                                                               967,575
     Other ...............................................        17,000             --             --
                                                             -----------    -----------    -----------
     Actual tax benefit ..................................   $(3,224,000)   $(1,848,981)   $(1,332,625)
                                                             ===========    ===========    ===========

         For tax purposes, the Company had available, at June 30, 2000, net operating loss ("NOL") carryforwards for regular federal and state income tax purposes of approximately $66 million, which expire during the years 2011 through 2020. In conjunction with the Alternate Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1.3 million, which may be used indefinitely to reduce regular federal income taxes.

         At June 30, 1999 and 2000, net future tax deductions and NOL carryforwards comprised the federal and state net deferred tax asset. The Company believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the Company's estimate of future earnings, the inclusion with the consolidated return of its parent and the expected timing of temporary difference reversal.

11. Nonrecurring Charges

         In November 1998, the stockholders of AETG paid $2.7 million of fees and expenses in connection with the Amendment to the Indenture (see Note 3) of which approximately $1.5 million of bondholder consent fees have been recorded as deferred financing expenses and approximately $1.2 million has been recorded as a non-recurring charge with a corresponding $2.7 million contribution to additional paid-in capital.

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

12. Related Party Transactions

         AETC had amounts due from AETG of $831,117 and $816,117 at June 30, 1999 and 2000, respectively. During the years ended June 30, 1999 and 2000, AETC received management fee income from affiliated companies of $44,010 and $459,900, respectively, and paid advisory fees to an affiliate of the major stockholder of $328,333 and $458,000, respectively. No management fees or advisory fees were charged or received from related parties for the year ended June 30, 1998. AETC incurred rent expense of $228,000 for each of the years ended June 30, 1998 and 1999 and $232,200 for the year ended June 30, 2000 in connection with leases of real property from affiliate companies.

13. Commitments and Contingencies

         Leases

         Minimum rental commitments as of June 30, 2000 for noncancellable equipment and real property operating leases are as follows:

                                            Year ended June 30, 1999
                                  ---------------------------------------------
                                                  Transportation
                                                     and other
                                  Real property      equipment         Total
                                  -------------   --------------    -----------
        2001 ..................    $ 2,606,672      $ 1,886,376    $ 4,493,048
        2002 ..................      1,811,614        1,684,228      3,495,842
        2003 ..................      1,468,228        1,148,105      2,616,333
        2004 ..................      1,203,281          441,024      1,644,305
        2005 ..................        916,619          353,199      1,269,818
        Thereafter ............      3,430,443          134,380      3,564,823
                                   -----------      -----------    -----------
                                   $11,436,857      $ 5,647,312    $17,084,169
                                   ===========      ===========    ===========


         During the year ended June 30, 2000, as part of its normal course of business, AETC entered into various rental and purchase agreements for replacement vehicles and additional vehicles to satisfy new transportation contracts.

         Total rental charges included in cost of operations were $4,932,881, $5,034,230 and $4,913,801 for the years ended June 30, 1998, 1999 and 2000, respectively.

         Litigation

         In April 2000, AETG and the Company settled their litigation with National Express Group, PLC. In connection therewith, the Company has recorded a credit of $4.8 million to general and administrative expenses during the year ended June 30, 2000.

         AETC is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these claims will not have a material impact on the financial position or results of operations of AETC.

         Outstanding Letters of Credit

         Letters of credit totaling approximately $3,690,000 and $3,620,000 (including $3.4 million issued by the captive insurance company) (see Note 8) were outstanding as of June 30, 1999 and 2000, respectively. The letters of credit serve primarily as security in connection with financial obligations.

         Performance Security

         AETC's transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, AETC secures the performance of its New York Board of Education contracts through the use of performance bonds plus cash retainages of 5% of amounts due to AETC. In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 2000, AETC has provided performance bonds aggregating approximately $60 million.

14. Retirement Plans

         AETC sponsors a tax qualified 401(k) plan whereby eligible employees can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee's compensation is also invested. AETC's contribution was approximately $96,000, $164,000 and $282,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

         AETC  has a  qualified  Profit  Sharing  Plan  for  eligible  employees
(primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC's contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC's contribution was approximately $150,000, $108,000 and $95,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

         In fiscal 1998, AETC instituted a Deferred Compensation Plan providing deferred compensation to its highly compensated employees. AETC contributes 5% of the participant's compensation to the Deferred Compensation Plan. AETC's contribution was approximately $100,000 for the years ended June 30, 1998, 1999, respectively and $130,000 for the year ended June 30, 2000.

15. Major Customer and Concentration of Credit Risk

         For the years ended June 30, 1998, 1999 and 2000 revenues derived from the New York Board of Education were approximately 42.9%, 39.5% and 39.4% of total Transportation Operations revenues, respectively. As of June 30, 1999 and 2000, AETC had accounts receivable including retainage from this customer of $12,173,087and $13,893,354, respectively.

         At June 30, 1999 and 2000, substantially all cash and cash equivalents were on deposit with one major financial institution.

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

17. Subsequent Event

         In September 2000, the New York City Board of Education (the "Board") extended all of the Company's contracts with the Board for an additional five years ending June 30, 2005. These contracts represented approximately 39.4% of the Transportation Operations revenues for the fiscal year ended June 30, 2000.

18. Segment Information

         AETC's business is comprised of Transportation Operations and Bus Sales Operations conducted in various states throughout the U.S. The summarized segment information, as of and for the years ended June 30, 2000, 1999 and 1998 are as follows:

                                                                               Year ended June 30, 2000
                                                                 -----------------------------------------------
                                                                 Transportation     Bus Sales
                                                                   Operations       Operations         Total
                                                                 --------------    ------------    -------------
     Revenues.................................................   $ 268,402,709     $ 85,078,295    $ 353,481,004
     Cost of operations ......................................     223,558,726       77,454,772      301,013,498
     Income from operations ..................................      15,380,385        2,832,370       18,212,755
     Loss before non-recurring items,
             benefit from income taxes and cumulative
             effect of a change in accounting
             principle .......................................      (4,367,179)        (197,991)      (4,565,170)
     Total assets ............................................     199,372,247       34,439,917      233,812,164
     Capital Expenditures ....................................      19,774,321          346,836       20,121,157
     Depreciation and amortization ...........................      13,060,602          854,798       13,915,400

                                                                               Year ended June 30, 1999
                                                                 -----------------------------------------------
                                                                 Transportation     Bus Sales
                                                                   Operations       Operations         Total
                                                                 --------------    ------------    -------------
     Revenues.................................................   $ 239,784,127     $ 81,739,086    $ 321,523,213
     Cost of operations.......................................     195,760,472       73,845,585      269,606,057
     Income from operations...................................      14,344,445        3,316,424       17,660,869
     Income (loss) before non-recurring
             items, benefit from income taxes
             and cumulative effect of a change in
             accounting principle.............................      (3,779,985)         894,299       (2,885,686)
     Total assets.............................................     191,119,124       40,392,815      231,511,939
     Capital Expenditures.....................................      29,248,258          615,447       29,863,705
     Depreciation and amortization............................      11,517,323          837,405       12,354,728

                                                                               Year ended June 30, 1998
                                                                 -----------------------------------------------
                                                                 Transportation     Bus Sales
                                                                   Operations       Operations         Total
                                                                 --------------    ------------    -------------
     Revenues ................................................    $ 203,073,256    $  58,844,938    261,918,194
     Cost of operations ......................................      166,120,186       51,268,341    217,388,527
     Income from operations ..................................        8,546,455        3,266,955     11,813,410
     Income (loss) before non-recurring
             items and (provision for)
             benefit from income taxes .......................       (5,685,211)         (45,576)    (5,730,787)
     Total Assets as at June 30, 1998 ........................      174,223,642       32,261,659    206,485,301
     Capital Expenditures ....................................       25,081,536        2,606,358     27,687,894
     Depreciation and amortization ...........................       10,387,066          991,324     11,378,390

19. Supplemental Financial Information

         The following are condensed consolidating financial statements as of June 30, 2000, 1999 and 1998 regarding AETC (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantors of the Senior Secured Notes (see Note 9(a)).

                      Condensed Consolidating Balance Sheet

                                  June 30, 2000

                                          Atlantic
                                           Express                              Non-
                                        Transportation       Guarantor        Guarantor           Elimination
                                            Corp.          Subsidiaries      Subsidiaries           Entries           Consolidated
                                       ---------------    -------------      -------------       -------------       --------------
Current assets ....................    $   5,460,699      $  62,668,334        $ 3,257,092       $          --       $  71,386,125
Investment in affiliates ..........       55,601,639                 --                 --         (55,601,639)                 --
Total assets ......................      216,113,405        206,708,073         10,209,264        (199,218,578)        233,812,164
Current liabilities ...............        6,949,572         19,691,884          3,208,001                  --          29,849,457
Total liabilities .................      182,396,073        168,566,252          5,819,797        (146,087,520)        210,694,602
Stockholder's equity ..............       33,717,332         38,141,821          4,389,467         (53,131,058)         23,117,562

                 Condensed Consolidating Statement of Operations

                            Year ended June 30, 2000

                                                    Atlantic
                                                     Express                            Non-
                                                 Transportation      Guarantor        Guarantor    Elimination
                                                      Corp.        Subsidiaries      Subsidiaries     Entries        Consolidated
                                                 --------------    -------------    -------------  ------------     -------------

Net revenues ..............................      $        --       $ 352,028,432    $ 3,452,288    $ (1,999,716)    $ 353,481,004
Income from operations ....................        3,345,000          14,066,602        801,153              --        18,212,755
Income (loss) before nonrecurring
     items, benefit from income
     taxes and cumulative effect of
     a change in accounting
     principle ............................        3,345,000          (8,711,323)       801,153              --        (4,565,170)
Cumulative effect of a change in
     accounting principle, net of
     benefit from income taxes ............               --            (300,511)            --              --          (300,511)
Net income (loss) of subsidiaries .........        4,651,104                  --             --      (4,651,104)               --
Net income (loss) .........................       (3,778,929)         (5,091,738)       440,634       4,651,104        (3,778,929)

                 Condensed Consolidating Statement of Cash Flows

                            Year ended June 30, 2000

                                                   Atlantic
                                                    Express                        Non-
                                                Transportation      Guarantor    Guarantor     Elimination
                                                     Corp.        Subsidiaries  Subsidiaries     Entries     Consolidated
                                                --------------   -------------  ------------   -----------  -------------
Net cash provided by (used in)
     operating activities ..................    $ (3,422,794)    $ 18,360,797   $ (1,620,688)     $    --    $ 13,317,315
Net cash provided by (used in)
     investing activities ..................        (852,309)     (16,684,340)     2,701,688           --     (14,834,961)
Net cash provided by (used in)
     financing activities ..................       4,749,237       (1,584,999)            --           --       3,164,238
Increase in cash and cash
     equivalents ...........................         474,134           91,458      1,081,000           --       1,646,592
Cash and cash equivalents,
     beginning of period ...................        (324,134)         522,117        658,000           --         855,983
                                                ------------     ------------   ------------      -------    ------------
Cash and cash equivalents,
     end of period .........................         150,000          613,575      1,739,000           --    $  2,502,575

                      Condensed Consolidating Balance Sheet

                                  June 30, 1999

                                             Atlantic
                                              Express                       Non-
                                          Transportation    Guarantor     Guarantor      Elimination
                                               Corp.       Subsidiaries  Subsidiaries      Entries      Consolidated
                                          --------------  -------------  ------------   -------------   -------------
Current assets .....................      $   1,220,437   $  68,829,160  $  4,554,389   $          --   $  74,603,986
Investment in affiliates ...........         60,330,394              --            --     (60,330,394)             --
Total assets .......................        208,820,247     204,637,409    12,596,989    (194,542,706)    231,511,939
Current liabilities ................         22,655,804      18,583,172     5,400,939              --      46,639,915
Total liabilities ..................        171,016,512     161,403,850     8,570,505    (130,418,833)    210,572,034
Stockholder's equity ...............         37,803,735      43,233,559     4,026,484     (64,123,873)     20,939,905

                 Condensed Consolidating Statement of Operations

                            Year ended June 30, 1999

                                                  Atlantic
                                                   Express                         Non-
                                               Transportation   Guarantor        Guarantor      Elimination
                                                    Corp.       Subsidiaries    Subsidiaries      Entries       Consolidated
                                               --------------  -------------   -------------   -------------    -------------

Net revenues ..............................    $         --    $ 319,991,879   $ 4,616,870     $  (3,085,536)   $ 321,523,213
Income (loss) from operations .............      (1,010,769)      17,726,397       945,241                --       17,660,869
Income (loss) before nonrecurring
     items, benefit from income
     taxes and cumulative effect of
     a change in accounting
     principle ............................      (1,367,762)      (2,425,273)      937,349                --       (2,885,686)
Recapitalization expense ..................      (1,223,161)              --            --                --       (1,223,161)
Net loss of subsidiaries ..................      (1,000,374)              --            --         1,000,374               --
Net income (loss) .........................      (2,259,866)      (1,515,916)      515,542         1,000,374       (2,259,866)


                 Condensed Consolidating Statement of Cash Flows

                            Year ended June 30, 1999

                                                 Atlantic
                                                  Express                               Non-
                                              Transportation        Guarantor        Guarantor        Elimination
                                                   Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                              --------------      --------------    -------------    -------------      ------------

Net cash provided by (used in)
     operating activities ................     $(25,481,355)     $ 19,749,641      $ (2,096,515)     $       --          (7,828,229)
Net cash provided by (used in)
     investing activities ................          (89,488)      (22,029,071)          (70,528)             --         (22,189,087)
Net cash provided by (used in)
     financing activities ................       18,313,799        (1,213,037)               --              --          17,100,762
Decrease in cash and cash
     equivalents .........................       (7,257,044)       (3,492,467)       (2,167,043)             --         (12,916,554)
Cash and cash equivalents,
     beginning of period .................        6,932,910         4,014,584         2,825,043              --          13,772,537
                                               ------------      ------------      ------------      ----------          ----------
Cash and cash equivalents,
     end of period .......................         (324,134)          522,117           658,000              --             855,983


                 Condensed Consolidating Statement of Operations

                            Year ended June 30, 1998

                                              Atlantic
                                               Express                            Non-
                                           Transportation     Guarantor        Guarantor       Elimination
                                                Corp.       Subsidiaries      Subsidiaries       Entries       Consolidated
                                           --------------   --------------    -------------   -------------    ------------
Net revenues ........................      $        --      $261,060,717      $6,865,533      $(6,008,056)     $ 261,918,194
Income (loss) from operations .......               --        11,937,838        (124,428)              --         11,813,410
Income (loss) before non-
     recurring items, benefit
     from income taxes and
     cumulative effect of a
     change in accounting principle..               --        (5,606,359)       (124,428)              --         (5,730,787)
Write down of note receivable
     from affiliates ................       (4,614,597)               --              --               --         (4,614,597)
Net loss of subsidiaries ............       (3,786,052)               --              --        3,786,052                 --
Net income (loss) ...................       (7,120,931)       (3,700,197)        (85,855)       3,786,052         (7,120,931)


                 Condensed Consolidating Statement of Cash Flows

                            Year ended June 30, 1998

                                                     Atlantic
                                                      Express                              Non-
                                                  Transportation       Guarantor        Guarantor      Elimination
                                                       Corp.         Subsidiaries      Subsidiaries      Entries      Consolidated
                                                  --------------    --------------    -------------    -----------    --------------
Net cash provided by (used in)
     operating activities ....................     $(24,725,157)     $ 37,752,699      $  3,530,126      $    --       $ 16,557,668
Net cash used in investing
     activities ..............................      (21,857,874)      (20,685,757)       (2,014,925)          --        (44,558,556)
Net cash provided by (used in)
     financing activities ....................       38,486,827       (13,532,291)             --             --         24,954,536
Increase (decrease) in cash and
     cash equivalents ........................       (8,096,204)        3,534,651         1,515,201           --         (3,046,352)
Cash and cash equivalents,
     beginning of period .....................       15,029,114           479,933         1,309,842           --         16,818,889
                                                   ------------      ------------      ------------      -------       ------------
Cash and cash equivalents, end of
     period ..................................     $  6,932,910      $  4,014,584      $  2,825,043      $    --       $ 13,772,537

                      Atlantic Express Transportation Corp.
                Schedule II - - Valuation and Qualifying Accounts
                For the Years ended June 30, 1998, 1999 and 2000

                                                                                          Net
                                                     Balance at                       Write-offs      Balance at
                                                      Beginning         Charges       Charged to        End of
                                                      of Period        to Income       Allowance        Period
                                                     ----------       ----------      ----------      ----------
Year ended June 30, 1998:
     allowance for doubtful accounts ...........      $  250,000       $2,244,000      $974,000        $1,520,000
Year ended June 30, 1999:
     allowance for doubtful accounts ...........       1,520,000          120,000            --         1,640,000
Year ended June 30, 2000:
     allowance for doubtful accounts ...........       1,640,000          120,000        51,000         1,709,000

                                  EXHIBIT INDEX

    Exhibit
    Number                       Description                                Page
    ------                       -----------                                ----

    3.1 Restated Certificate of Incorporation of the Company (filed as exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference).........................

    3.2 By-laws of the Company (filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1997 and incorporated herein by reference).......

    10.1    Registration  Rights  Agreement  dated  February  4,  1997 between the Company, the Guarantors (as defined therein) and the Initial Purchaser (as defined therein) (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference).............................................

    10.2 Loan and Security Agreement dated February 4, 1997 by and between Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30,
            1997 and incorporated herein by reference)................

    10.2.1 Amendment dated as of May 18, 1998 to Loan and Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit 10.2.1 to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1998 and incorporated herein by reference).......

    10.2.2 Second Amendment dated as of May 28, 1999 to Loan and Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit
            10.2.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference)................................................

    10.3 General Security Agreement dated February 4, 1997 by and among the Company and the Guarantors (as defined therein) in favor of Congress Financial Corporation (filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the year then ended June 30, 1997 and incorporated herein by reference)......................................

    10.4 Collateral Assignment of Trademarks (Security Agreement) dated as of February 7, 1997 between the Company and Congress Financial (filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30,
            1997 and incorporated herein by reference)................

    10.5 Amended and Restated Employment Agreement dated as of November 4, 1998 among the Company, AETG and Domenic Gatto (filed as exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference).........................

    10.8 Amended and Restated Employment Agreement dated as of November 4, 1998 among the Company, AETG and Nathan Schlenker (filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference).........................

    10.9 Lease dated August 5, 1986 between Bonnie Heights Realty Corp. and Amboy Bus Co., Inc. and Notices of Opinion to
            Renew dated December 26, 1989 and May 10, 1996 respectively, by Amboy Bus Co., Inc. for the facility at 1752 Shore Parkway, Brooklyn, New York (filed as exhibit
            10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)................................................

    10.11 Lease dated August 1, 1995 between Stamar Realty Corp. and 180 Jamaica Corp. for the facility at 107-10 180th Street, Jamaica, New York (filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30,
            1997 and incorporated herein by reference.................

    Exhibit
    Number                       Description                                Page
    ------                       -----------                                ----

    10.12 The Board of Education of the City of New York, serial no. 0070, dated July 19, 1978 (filed as exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1997 and incorporated herein by reference).......

    10.13 The Board of Education of the City of New York, serial no. 8108 (filed as exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference).........................

    10.14 Extension and Eighth Amendment of Contract for Special Education Pupil Transportation Services, dated June 19, 1996 by and between The Board of Education of the City of New York, Amboy Bus Co., Inc. and Staten Island Bus Co. (filed as exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference).........................

    10.15 The Board of Education of the City of New York, serial no. 9888 (filed as exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference).........................

    10.16 Extension and Sixth Amendment of the Contract for Regular Education Pupil Transportation Services, dated January 2, 1996 by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. (filed as exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)................................................

    10.17 New York City Transit Authority Contract #94E5461B, Five Borough Paratransit Carrier Service: Part I Contract Terms and Conditions and Attachment I: Price Schedule (filed as exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ............................................

    10.18 Indenture dated as of February 4, 1997, including Note, between the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit
            10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)................................................

    10.19 First Amendment to the Security Agreement, dated as of August 14, 1997 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30,
            1997 and incorporated herein by reference)................

    10.20 First Supplemental Indenture, dated as of August 14, 1997, between the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee) (filed as exhibit
            10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference)................................................

    10.21 Second Supplemental Indenture, dated as of December 12, 1997, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference).............................................

    10.22 Second Amendment to the Security Agreement, dated as of December 12, 1997 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30,
            1999 and incorporated herein by reference)................

    10.23   Third  Supplemental  Indenture,  dated as of  October  28,
            1998, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 1.1 to the Company's Current Report on Form 8-K filed November 10, 1998 and incorporated herein by reference)................................................

    Exhibit
    Number                       Description                                Page
    ------                       -----------                                ----
    10.24   Fourth Supplemental Indenture, dated as of April 28, 1999, among the Company, the Guarantors (as defined therein) and
            The Bank of New York,  as trustee  (filed as exhibit 10.24 to the  Company's  Annual Report on Form 10-K for the year
            ended   June  30,   1999  and   incorporated   herein   by
            reference)................................................

    10.25 Third Amendment to the Security Agreement, dated as of April 28, 1999 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30,
            1999 and incorporated herein by reference)...............

    10.26 Note Purchase Agreement dated October 2, 1998 among the Company, Domenic Gatto, Michael Gatto and Patrick Gatto (filed as exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference).........................

    10.27 Accounts Purchase and Sale Agreement dated June 8, 1999 among the Company, the Sellers (as defined therein) and Congress Financial Corporation (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference)................................................

    10.28 Third Amendment dated January 25, 2000 to Loan and Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as Guarantor (filed as exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1999 and incorporated herein by reference).............................................

    10.29 First Amendment dated as of January 25, 2000 to Accounts Purchase and Sales Agreement among Congress Financial Corporation, the Company and certain subsidiaries of the Company as sellers (filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1999 and incorporated herein by reference)................................................

    10.30* Extension and Ninth Amendment of Contract of General Education Pupils, dated September 7, 2000 by and between The Board of Education of the City of New York and Amboy
            Bus Co., Inc..............................................

    10.31* Extension and Eleventh Amendment of Contract of Special Education Pupil Transportation Services, dated as of September 7, 2000 by and between The Board of Education of the City of New York, Amboy Bus Co., Inc and Staten Island
            Bus Co., Inc..............................................

    10.32*  Employment  Agreement  dated as of July 19, 2000 among the
            Company, AETG and Nathan Schlenker........................

    16 Letter from BDO Seidman LLP, the Company's former independent accountants, dated as of June 17, 1999 (filed as exhibit 16 to the Company's Current Report of Form 8-K filed June 28, 1999, and incorporated herein by reference)................................................

    21 Subsidiaries of the Company (filed as exhibit 21 to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1999 and incorporated herein by reference).......

    27*     Financial Data Schedule...................................

*Filed with this Form 10K