Form 10-Q
period 2000-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2000-11-20
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      (Mark One)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________

         Commission file number   0-24247
                                  ----------------------------------------------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                 New York                                      13-392-3467
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

               7 North Street, Staten Island, New York, 10302-1205 (Address of Principal Executive Offices) (Zip Code)

                                 (718) 442-7000
              (Registrant's Telephone Number, Including Area Code)


________________________________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No___

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

================================================================================

                               TABLE OF CONTENTS

                          PART I. Financial Information

                                                                            Page
                                                                            ----
     ITEM 1. Financial Statements:

     Consolidated Balance Sheets at June 30, 2000 (audited) and
          September 30, 2000 (unaudited)...................................    1

     Consolidated Statements of Operations for the Three Month
          Periods Ended September 30,1999 (unaudited) and 2000
          (unaudited)......................................................    2

     Consolidated Statements of Stockholder's Equity for the Three
          Months Ended September 30, 2000 (unaudited)......................    3

     Consolidated Statements of Cash Flows for the Three Month Periods
          Ended September 30, 1999 (unaudited) and 2000 (unaudited)........    4

     Notes to Consolidated Financial Statements (unaudited)................  5-8

     ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 9-11

PART II. Other Information                                                    12

Signatures.................................................................   13

Index to Exhibits..........................................................  E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                         June 30,     September 30,
                                                                           2000           2000
                                                                      ------------    -------------
                                                                        (audited)      (unaudited)
Assets
Current:
     Cash and cash equivalents ....................................   $  2,502,575    $  1,805,052
     Current portion of marketable securities .....................      1,461,000       3,090,000
     Accounts receivable, net of allowance for doubtful accounts ..     50,962,057      48,449,167
     Inventories ..................................................     10,279,483       9,873,251
     Notes receivable .............................................         15,901            --
     Prepaid expenses and other current assets ....................      6,165,109       6,014,972
                                                                      ------------    ------------
               Total current assets ...............................     71,386,125      69,232,442
                                                                      ------------    ------------

Property, plant and equipment, less accumulated depreciation ......    124,934,071     133,091,360
                                                                      ------------    ------------
Other assets:
     Goodwill, net ................................................     11,817,606      11,736,129
     Investments ..................................................         35,000          35,000
     Marketable securities ........................................      6,691,661       5,518,686
     Transportation contract rights, net ..........................      3,329,311       3,238,284
     Deferred financing and organization costs, net ...............      6,248,073       5,896,305
     Due from parent company ......................................        816,117         785,838
     Deposits and other noncurrent assets .........................      3,205,594       3,127,850
     Deferred tax assets ..........................................      5,268,606       9,065,521
     Covenant not to compete, net .................................         80,000          70,000
                                                                      ------------    ------------
               Total other assets .................................     37,491,968      39,473,613
                                                                      ------------    ------------
                                                                      $233,812,164    $241,797,415
                                                                      ============    ============
Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ............................   $  1,907,563    $  2,990,270
     Accounts payable .............................................      1,952,700       3,452,806
     Accrued compensation .........................................      6,516,830       7,241,948
     Current portion of insurance reserve .........................      3,200,000       3,950,000
     Accrued interest .............................................      7,017,741       3,213,381
     Other accrued expenses and current liabilities ...............      9,254,623      14,482,708
                                                                      ------------    ------------
               Total current liabilities ..........................     29,849,457      35,331,113
                                                                      ------------    ------------

Long-term debt, net of current portion ............................    178,270,878     186,718,345
                                                                      ------------    ------------
Premium on bond issuance ..........................................        771,750         717,900
                                                                      ------------    ------------
Other long-term liabilities .......................................      1,802,517       1,061,361
                                                                      ------------    ------------

Commitments and contingencies

Stockholder's equity:
     Common stock, no par value - shares authorized 200; issued and
          outstanding 100 .........................................        250,000         250,000
     Additional paid-in capital ...................................     22,048,517      22,048,517
     Accumulated earnings (deficit) ...............................        (29,254)     (4,669,930)
     Accumulated other comprehensive income........................        848,299         340,109
                                                                      ------------    ------------
               Total stockholder's equity .........................     23,117,562      17,968,696
                                                                      ------------    ------------
                                                                      $233,812,164    $241,797,415
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                             Three Months Ended
                                                                                                 September 30,
                                                                                        ----------------------------
                                                                                            1999            2000
                                                                                        -----------     -----------
                                                                                                (unaudited)
Revenues:
     Transportation Operations......................................................    $43,785,012     $50,479,581
     Bus Sales Operations ..........................................................     38,599,199      39,062,804
                                                                                        -----------     -----------
Total revenues .....................................................................     82,384,211      89,542,385
                                                                                        -----------     -----------

Costs and expenses:
     Cost of Operations - Transportation Operations ................................     40,468,547      46,310,958
     Cost of Operations - Bus Sales Operations .....................................     34,628,461      35,716,353
     General and administrative ....................................................      5,910,604       5,704,989
     Depreciation and amortization .................................................      3,440,581       4,167,761
                                                                                        -----------     -----------
Total operating costs and expenses .................................................     84,448,193      91,900,061
                                                                                        -----------     -----------
          Loss from operations .....................................................     (2,063,982)     (2,357,676)
Interest expense (net) .............................................................     (5,617,233)     (5,968,414)
Other expense ......................................................................       (314,501)       (111,501)
                                                                                        -----------     -----------
          Loss before other items and benefit from income taxes ....................     (7,995,716)     (8,437,591)

Cumulative effect of a change in accounting principle, net of benefit from
          income taxes of $245,875 .................................................       (300,511)           --
                                                                                        -----------     -----------
          Loss before benefit from income taxes ....................................     (8,296,227)     (8,437,591)
Benefit from income
taxes ..............................................................................      3,598,070       3,796,915
                                                                                        -----------     -----------
Net loss ...........................................................................    $(4,698,157)    $(4,640,676)
                                                                                        ===========     ===========

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                      Three months ended September 30, 2000

                                                                        Accumulated
                                          Additional   Accumulated        other
                           Common stock    paid-in       earnings      comprehensive    Comprehensive
                           No par value    capital      (deficit)         Income        income (loss)         Total
                           ------------  -----------   -----------    -------------     -------------    --------------
Balance, June 30, 2000 ....    250,000    22,048,517       (29,254)        848,299                          23,117,562
Net loss ..................       --            --      (4,640,676)           --           (4,640,676)      (4,640,676)
Unrealized loss on
  marketable securities....       --            --            --          (508,190)          (508,190)        (508,190)
                                                                                         ------------
Comprehensive loss ........       --            --            --              --         $ (5,148,866)            --
                             ---------  ------------  ------------    ------------       ============     ------------
Balance, September 30, 2000  $ 250,000  $ 22,048,517  $ (4,669,930)   $    340,109                        $ 17,968,696
                             =========  ============  ============    ============                        ============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                   -----------------------------
                                                                                        1999            2000
                                                                                   -------------   -------------
                                                                                            (unaudited)
Cash flows from operating activities:
     Net loss ..................................................................   $ (4,698,157)   $ (4,640,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
          Loss (gain) on sale of marketable securities .........................         (4,493)        (86,560)
          Deferred income taxes ................................................     (3,843,947)     (3,796,915)
          Depreciation .........................................................      3,200,376       3,962,655
          Amortization .........................................................        641,390         597,314
          Reserve for doubtful accounts receivable .............................         30,000          30,000
          Decrease (increase) in:
               Accounts receivable .............................................       (262,585)      2,482,890
               Inventories .....................................................      5,381,113         406,232
               Prepaid expenses and other current assets .......................        690,585         150,137
               Deferred lease expense ..........................................          4,117            --
               Deposits and other noncurrent assets ............................          6,456          77,744
          Increase (decrease) in:
               Accounts payable ................................................      1,261,767       1,500,106
               Accrued expenses and other current liabilities ..................     (1,517,685)      2,898,843
               Other long-term liabilities .....................................       (527,676)       (741,156)
                                                                                   ------------    ------------
          Net cash provided by operating activities ............................        361,261       2,840,614
                                                                                   ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of fixed assets ........................................           --           845,762
     Additions to property, plant and equipment ................................     (7,428,749)    (12,877,205)
     Purchase of transportation contract rights ................................           --           (11,782)
     Due from parent company ...................................................           --            30,279
     Notes receivable ..........................................................          1,672          15,901
     Marketable securities sold (purchased), net ...............................        243,909        (877,655)
                                                                                   ------------    ------------
          Net cash used in investing activities ................................     (7,183,168)    (12,874,700)
                                                                                   ------------    ------------

Cash flows from financing activities:
     Proceeds of additional borrowings .........................................      6,469,809       9,753,000
     Principal payments on borrowings ..........................................       (165,574)       (311,326)
     Deferred financing and organization costs .................................           --          (105,111)
                                                                                   ------------    ------------
          Net cash provided by financing activities ............................      6,304,235       9,336,563
                                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........................       (517,672)       (697,523)
Cash and cash equivalents, beginning of period .................................        855,983       2,502,575
                                                                                   ------------    ------------
Cash and cash equivalents, end of period .......................................   $    338,311    $  1,805,052
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the period
     for:
          Interest .............................................................   $  8,651,538    $  9,231,690
          Income taxes .........................................................         45,625         126,256

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ..............   $    340,000    $     88,500
     Liability incurred for acquisition of contract rights .....................        415,320            --

                 See accompanying notes to financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Basis of Accounting

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's financial statements as of and for the year ended June 30, 2000 as filed on Form 10-K. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2. Inventories

      Inventories comprised the following:
                                                  June 30,     September 30,
                                                    2000            2000
                                                -----------    ------------

      Parts and fuel .....................      $ 5,339,198     $5,033,687
      Buses ..............................        4,839,564      4,940,285
                                                -----------     ----------
                                                $10,279,483     $9,873,251
                                                ===========     ==========

      On August 11, 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central New York Coach Sales and Service, Inc. and Jersey Bus Sales, Inc., both wholly-owned subsidiaries of the Company (collectively "Central") entered into an agreement with Atlantic Bus
Distributors, Inc. ("ABD"), a wholly owned subsidiary of Atlantic Express Transportation Group, Inc. ("AETG") (the parent company), to order certain buses through ABD. Central is required to deposit from fifteen to thirty percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus, together with any costs incurred by ABD in connection with the purchase of any such vehicles. During the quarter ended September 30, 2000, total payments made by Central were $28,041,324. In addition, as of September 30, 2000, Central was obligated to purchase $10,188,835 of vehicles from ABD.

      As of September 30, 2000, $1,029,887 of deposits is classified as prepaid expenses.

3. Related Party Transactions

      In August 2000, AETG purchased $5.5 million of buses which it is leasing to the Company. These operating leases, with terms ranging from 3 to 5 years, provide for annual lease payments of approximately $0.7 million.

4. Subsequent Event

      Effective October 31, 2000, after receiving a fairness opinion issued by an investment bank of national standing, the Company sold four subsidiaries to an affiliate, Atlantic Transit, Corp. (ATC) for a purchase price of $4.3 million. The proceeds were used to reduce borrowings under the Company's revolving line of credit. Subject to compliance with the revolving credit agreement, the Company may re-borrow such amounts to provide the Company with additional working capital. In accordance with the Indenture for the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes"), the four subsidiaries were terminated as guarantors of the Notes, and all of the capital stock and the assets of the four subsidiaries were released as collateral for the Notes. For the quarter ended December 31, 2000, the Company will reflect a loss from sale of subsidiaries of approximately $3.6 million. The following tables reflect the effect such sales would have had on the statements of operations for the year ended June 30, 2000 and the three months ended September 30, 2000 had such sales been made as of July 1, 1999, and the effect on the balance sheet as of September 30, 2000 had such sales been made as of that date:

                 Condensed Consolidated Statement of Operations
                            Year ended June 30, 2000

                                               Historical       Adjustments       Pro Forma
                                             -------------    --------------   --------------
Revenues .................................   $ 353,481,004    $  (9,586,748)   $ 343,894,256
                                             -------------    -------------    -------------
Gross profit .............................      52,467,506       (2,294,189)      50,173,317
                                             -------------    -------------    -------------
Income (loss) before  nonrecurring  items,
   benefit from  (provision for) income
   taxes and cumulative effect of a
   change in accounting principle ........      (4,565,170)       1,295,493       (5,860,663)
                                             -------------    -------------    -------------
Net income (loss) ........................   $  (3,778,929)   $     712,521    $  (4,491,450)
                                             =============    =============    =============

                 Condensed Consolidated Statement of Operations
                      Three months ended September 30, 2000

                                              Historical      Adjustments     Pro Forma
                                             ------------    -------------   ------------
Revenues .................................   $ 89,542,385    $ (1,314,251)   $ 88,228,134
                                             ------------    ------------    ------------
Gross profit .............................      7,515,074         (54,426)      7,460,648
                                             ------------    ------------    ------------
Income (loss) before  nonrecurring  items,
   benefit from  (provision for) income
   taxes and cumulative effect of a
   change in accounting principle ........     (8,437,591)       (259,309)     (8,178,282)
                                             ------------    ------------    ------------
Net income (loss) ........................   $ (4,640,676)       (142,620)   $ (4,498,056)
                                             ============    ============    ============




                      Condensed Consolidated Balance Sheet
                               September 30, 2000

                                                              Adjustments
                                                                  and
                                                Historical    Eliminations      Pro Forma
                                               ------------   -------------   -------------
Current assets .............................   $ 69,232,442   $  2,857,485    $ 72,089,927
Contract rights and other non current assets    172,564,973     (5,766,965)    166,798,008
                                               ------------   ------------    ------------
     Total assets ..........................   $241,797,415   $ (2,909,480)   $238,887,935
                                               ============   ============    ============

Current liabilities ........................   $ 35,331,113   $   (356,566)   $ 34,974,547
Inter-company ..............................        954,747        954,747
Non current liabilities ....................    188,497,606           --       188,497,606
                                               ------------   ------------    ------------
     Total liabilities .....................   $223,828,719   $    598,181    $224,426,900
                                               ============   ============    ============

Shareholder's equity .......................     17,968,696     (3,507,661)     14,461,035
                                               ------------   ------------    ------------
 Total liabilities and shareholder's equity    $241,797,415   $ (2,909,480)   $238,887,935
                                               ============   ============    ============

Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are guarantors and non-guarantors of the Company's 10 3/4% Senior Secured Notes due 2004 as of and for the three months ended September 30, 2000, and a consolidating balance sheet as of June 30, 2000 and consolidating statements of operations and cash flows for the three months ended September 30, 1999. The following information does not give effect to the subsequent event described in Note 4.

                      Condensed Consolidating Balance Sheet
                               September 30, 2000

                              Atlantic
                               Express                          Non-
                           Transportation     Guarantor      Guarantor      Elimination
                                Corp.       Subsidiaries    Subsidiaries      Entries        Consolidated
                           --------------  -------------   -------------   --------------   -------------
Current assets .........   $     614,577   $  64,578,398   $   4,039,467   $        --      $  69,232,442
Investment in affiliates      50,963,486            --              --       (50,963,486)            --
Total assets ...........     221,603,587     218,034,267      10,083,264    (207,923,703)     241,797,415
Current liabilities ....       3,020,536      28,068,324       4,242,253            --         35,331,113
Total liabilities ......     179,049,832     184,587,696       6,147,413    (145,956,222)     223,828,719
Stockholder's equity ...      42,553,755      33,446,571       3,935,851     (61,967,481)      17,968,696

                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 2000

                                Atlantic
                                 Express                        Non-
                             Transportation    Guarantor     Guarantor      Elimination
                                  Corp.       Subsidiaries   Subsidiaries      Entries     Consolidated
                             --------------  -------------  -------------  ------------   -------------
Net revenues ..............   $      --      $ 89,392,164    $ 1,150,079   $  (999,858)   $ 89,542,385
Income (loss) from
operations ................          --        (2,456,901)        99,225          --        (2,357,676)
Income (loss) before income
     taxes ................          --        (8,536,816)        99,225          --        (8,437,591)
Net loss of subsidiaries ..    (4,640,676)           --             --       4,640,676            --

Net income (loss) .........    (4,640,676)     (4,695,250)        54,574     4,640,676      (4,640,676)

                 Condensed Consolidating Statement of Cash Flows
                      Three months ended September 30, 2000

                                    Atlantic
                                     Express                               Non-
                                 Transportation        Guarantor        Guarantor        Elimination
                                      Corp.          Subsidiaries      Subsidiaries        Entries        Consolidated
                                 --------------     --------------    -------------     ------------     -------------
Net cash provided by (used in)
  operating activities ........   $ (9,514,939)     $ 12,356,898      $     (1,345)       $   --         $  2,840,614
Net cash provided by (used in)
  investing activities ........       (342,061)      (11,654,984)         (877,655)           --          (12,874,700)
Net cash provided by (used in)
  financing activities ........      9,753,000          (416,437)             --              --            9,336,563
                                  ------------      ------------      ------------        --------       ------------
Increase (decrease) in cash and
  cash equivalents ............   $   (104,000)     $    285,477      $   (879,000)       $   --         $   (697,523)
Cash and cash equivalents,
  beginning of period .........        150,000           613,575         1,739,000            --            2,502,575
                                  ------------      ------------      ------------        --------       ------------
Cash and cash equivalents,
  end of period ...............   $     46,000      $    899,052      $    860,000        $   --         $  1,805,052
                                  ============      ============      ============        ========       ============


                      Condensed Consolidating Balance Sheet
                                  June 30, 2000

                              Atlantic
                               Express                          Non-
                           Transportation     Guarantor      Guarantor      Elimination
                                Corp.       Subsidiaries    Subsidiaries      Entries       Consolidated
                           --------------  --------------  -------------   --------------  -------------
Current assets .........   $   5,460,699   $  62,668,334   $   3,257,092   $        --      $  71,386,125
Investment in affiliates      55,601,639            --              --       (55,601,639)            --
Total assets ...........     216,113,405     206,708,073      10,209,264    (199,218,578)     233,812,164
Current liabilities ....       6,949,572      19,691,884       3,208,001            --         29,849,457
Total liabilities ......     182,396,073     168,566,252       5,819,797    (146,087,520)     210,694,602
Stockholder's equity ...      33,717,332      38,141,821       4,389,467     (53,131,058)      23,117,562

                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 1999

                                         Atlantic
                                          Express                        Non-
                                      Transportation    Guarantor      Guarantor      Elimination
                                            Corp.      Subsidiaries   Subsidiaries      Entries      Consolidated
                                      --------------  -------------   ------------    -----------   -------------
Net revenues ......................   $       --      $ 82,319,712     $  64,499      $      --     $ 82,384,211
Income (loss) from operations .....           --        (2,079,720)       15,738             --       (2,063,982)
Income (loss) before benefit from
   income taxes and cumulative
   effect of a change in accounting
   principle ......................           --        (8,011,454)       15,738             --       (7,995,716)
Cumulative effect of a change
    in accounting principle, net of
   benefit from income taxes ......           --          (300,511)         --               --         (300,511)
Net loss of
subsidiaries ......................     (4,698,157)           --            --               --        4,698,157
Net income (loss) .................     (4,698,157)     (4,706,813)        8,656        4,698,157     (4,698,157)




                 Condensed Consolidating Statement of Cash Flows
                      Three months ended September 30, 1999

                                    Atlantic
                                     Express                       Non-
                                 Transportation    Guarantor     Guarantor       Elimination
                                      Corp.      Subsidiaries   Subsidiaries       Entries      Consolidated
                                 --------------  ------------   ------------     -----------    ------------
Net cash provided by (used in)
   operating activities .......   $(5,548,384)   $ 6,388,054    $  (478,409)      $   --        $   361,261
Net cash provided by (used in)
   investing activities .......       (63,269)    (7,363,808)       243,909           --         (7,183,168)
Net cash provided by
   financing activities .......     6,129,809        174,426           --             --          6,304,235
                                  -----------    -----------    -----------       --------      -----------
Increase (decrease) in cash and
   cash equivalents ...........   $   518,156    $  (801,328)   $  (234,500)      $   --        $  (517,672)
Cash and cash equivalents,
     beginning of period ......      (324,134)       522,117        658,000           --            855,983
                                  -----------    -----------    -----------       --------      -----------
Cash and cash equivalents,
     end of period ............   $   194,022    $  (279,211)   $   423,500       $   --        $   338,311
                                  ===========    ===========    ===========       ========      ===========

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

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

      Revenues. Revenues from Transportation Operations were $50.5 million for the three months ended September 30, 2000 compared to $43.8 million for the three months ended September 30, 1999, an increase of $6.7 million or 15.3%. This increase was due primarily to (i) $2.3 million additional summer revenues;
(ii) $1.0 million as a result of new contracts awarded; and (iii) $3.4 million due to contract rate increases and service requirements of existing contracts (including one additional revenue day in New York City in September 2000 as compared to September 1999 which increased revenues by approximately $0.5 million). Revenues from Bus Sales Operations was $39.1 million for the three months ended September 30, 2000 compared to $38.6 million for the three months ended September 30, 1999, an increase of $0.5 million or 1.2%. This increase was primarily due to increases in parts and repair sales.

      Gross Profit. Gross profit from Transportation Operations was $4.2 million for the three months ended September 30, 2000 compared to $3.3 million for the three months ended September 30, 1999, an increase of $0.9 million or 25.7%. As a percentage of revenues, gross profit increased to 8.3% for the three months ended September 30, 2000 from 7.6% for the three months ended September 30, 1999. This increase was primarily due to a decrease in costs associated with a terminated contract partially offset by higher fuel costs. Gross profit from Bus Sales Operations was $3.3 million for the three months ended September 30, 2000 compared to $4.0 million for the three months ended September 30, 1999, a decrease of $0.6 million or 15.7%. As a percentage of revenues, gross profit decreased to 8.6% for the three months ended September 30, 2000 from 10.3% for the three months ended September 30, 1999. This decrease was primarily due to an increase in the proportion of sales of commercial vehicles made in the current quarter, which have lower gross profit margins than sales of school bus vehicles.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $4.7 million for the three months ended September 30, 2000 compared to $5.0 million for the three months ended September 30, 1999, a decrease of $0.3 million or 5.1%. This decrease was principally related to decreases in professional fees of $0.6 million partially offset by increases in advertising and recruitment expenses. As a percentage of revenues, general and administrative expenses decreased to 9.3% for the three months ended September 30, 2000 from 12.3% for the three months ended September 30, 1999. General and administrative expenses for the Bus Sales Operations for the three months ended September 30, 2000 were $1.0 million compared to $0.9 million for the three months ended September 30, 1999. As a percentage of revenues general and administrative expenses increased to 2.5% for the three months ended September 30, 2000 from 2.4% for the three months ended September 30, 1999.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations was $4.0 million for the three months ended September 30, 2000 compared to $3.2 million for the three months ended September 30, 1999, an increase of $0.7 million or 22.4%. This increase was due to additional depreciation due to the purchase of new vehicles. Depreciation and amortization expenses for the Bus Sales Operations was $0.2 million for the three months ended September 30, 2000 and 1999 respectively.

      Loss from operations. Loss from operations was $2.4 million for the three months ended September 30, 2000 compared to $2.1 million for the three months ended September 30, 1999, an increase of $0.3 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $6.0 million for the three months ended September 30, 2000 compared to $5.6 million for the three months ended September 30, 1999, an increase of $0.4 million or 6.3%. This increase was due primarily to higher average indebtedness outstanding during the three months ended September 30, 2000.

      Net loss. The Company generated a net loss of $4.6 million for the three months ended September 30, 2000 compared to a net loss of $4.7 million for the three months ended September 30, 1999, a decrease of $0.1 million. This decrease was due to the net effect of the items discussed above and the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $22.6 million in fiscal 2001 of which approximately $13.0 million were made by September 30, 2000. This included approximately $10.9 million for purchase of new vehicles and $2.1 million for other property and equipment.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities of $2.8 million for the three months ended September 30, 2000 resulted primarily from $7.4 million increases in source of funds for working capital plus non-cash items of depreciation and amortization of $4.6 million offset by (i) net loss of $4.6 million; (ii) $3.8 million increase in deferred income tax asset; and (iii) $0.7 million decrease in other sources of funds.

      Net Cash Used in Investing Activities. For the three months ended September 30, 2000, the Company made $13.0 million of capital expenditures to acquire additional vehicles, other property and equipment. Of these capital expenditures $0.1 million were directly financed. In addition the Company made $0.9 million net purchases of marketable securities.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $9.3 million for the three months ended September 30, 2000, due primarily to $9.8 million net borrowings under the Company's revolving line of credit, partially offset by principal payments of $0.3 million on other borrowings.

      The Company continues to experience higher fuel costs which are impacting profit margins and increased advertising and recruitment costs due to a tight labor market.

      Effective October 31, 2000 after receiving a fairness opinion issued by an investment bank of national standing, the Company sold four subsidiaries to an affiliate for a purchase price $4.3 million (see Note 4 to Consolidated Financial Statements). The proceeds of the sale were used to reduce borrowings under the Company's revolving line of credit. Subject to compliance with the revolving credit agreement, the Company may re-borrow such amounts to provide the Company with additional working capital.

      The first quarter is historically the period of the Company's greatest use of its revolving line of credit due to the purchase of vehicles for the upcoming school year and seasonal lower revenues in this quarter. The Company believes that its current operating cash flow and its borrowing capacity under its $30 million revolving credit facility (of which $1.5 million was undrawn at September 30, 2000), will provide it with sufficient liquidity to conduct its operations for the balance of the year.

      Management has considered a variety of options to enhance the Company's liquidity and has formulated a proposal intended to provide the Company with greater financial flexibility and the ability to capitalize on additional business opportunities. The principal elements of the proposal include (i) establishing a $125 million revolving credit facility and modifying various provisions of the Indenture; (ii) receiving a capital contribution of $10 million from AETG; (iii) AETG contributing all of the stock of ATC and its subsidiaries to the Company; and (iv) offering to repurchase at par $30 million of its outstanding 10 3/4% Senior Secured Notes due February 1, 2004.

      The Company is in the process of preparing an Offer to Purchase and Consent Solicitation Statement to present to its bondholders. There can be no assurance that the Company will be able to establish a larger credit facility or that its bondholders will provide the necessary consent to consummate the proposal. The foregoing statements do not constitute an offer to buy, or the solicitation of an offer to sell any securities. Such offer, if made, would only be made pursuant to a definitive offer to purchase and related documentation.

      At September 30, 2000, the Company's total debt and stockholder's equity were $189.7 million and $18.0 million respectively.

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





                                     ATLANTIC EXPRESS TRANSPORTATION CORP.


                                     By:   /s/ NATHAN SCHLENKER
                                           -------------------------------------
                                           Nathan Schlenker
                                           Chief Financial Officer

November 20, 2000

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