Form 10-Q
period 2000-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2001-02-14
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      (Mark One )

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2000 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the transition period from ______________ to ______________

      Commission file number 0-24247
                             -------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               New York                                   13-392-3467
----------------------------------------       ---------------------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

    7 North Street, Staten Island, New York,             10302-1205
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

================================================================================

                                TABLE OF CONTENTS

PART I. Financial Information

                                                                            Page
                                                                            ----

      ITEM 1. Financial Statements:

      Consolidated Balance Sheets at June 30, 2000 (audited)
        and December 31, 2000 (unaudited) ...............................      1

      Consolidated Statements of Operations for the Three Month
        and Six Month Periods Ended December 31,1999 (unaudited) and
        2000 (unaudited) ................................................      2

      Consolidated Statements of Stockholder's Equity for the
        Three Months and Six Months Ended December 31, 2000
        (unaudited) .....................................................      3

      Consolidated Statements of Cash Flows for the Six Month
        Periods Ended December 31, 1999 (unaudited) and
        2000 (unaudited) ................................................      4

      Notes to Consolidated Financial Statements (unaudited) ............    5-8

      ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................   9-11

PART II. Other Information 12

Signatures ...............................................................    13

Index to Exhibits ........................................................   E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                 June 30,              December 31,
                                                                                                   2000                   2000
                                                                                               -------------          -------------
                                                                                                 (audited)            (unaudited)
Assets
Current:
     Cash and cash equivalents ......................................................          $   5,585,901          $   1,985,989
     Current portion of marketable securities .......................................              1,461,000              4,320,000
     Accounts receivable, net of allowance for doubtful accounts ....................             57,911,467             57,521,943
     Inventories ....................................................................             10,675,606             20,844,952
     Notes receivable ...............................................................                 15,901                   --
     Prepaid expenses and other current assets ......................................              7,129,168              7,420,030
                                                                                               -------------          -------------
               Total current assets .................................................             82,779,043             92,092,914
                                                                                               -------------          -------------

Property, plant and equipment, less accumulated depreciation ........................            158,784,748            173,177,781
                                                                                               -------------          -------------

Other assets:
     Goodwill, net ..................................................................             11,817,606             11,654,652
     Investments ....................................................................                 35,000                 35,000
     Marketable securities ..........................................................              6,691,661              3,485,650
     Transportation contract rights, net ............................................             21,586,626             20,672,438
     Deferred financing and organization costs, net .................................              7,080,118              9,722,843
     Due from parent company ........................................................                837,300                917,219
     Deposit and other noncurrent assets ............................................              4,316,475              2,641,727
     Deferred tax assets ............................................................              3,954,168              9,855,190
     Covenant not to compete, net ...................................................                521,000                433,000
                                                                                               -------------          -------------
               Total other assets ...................................................             56,839,954             59,417,719
                                                                                               =============          =============
                                                                                               $ 298,403,745          $ 324,688,414
                                                                                               =============          =============
Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt ..............................................          $   1,907,563          $   2,921,313
     Accounts payable ...............................................................              2,759,257              3,068,707
     Accrued compensation ...........................................................              7,277,106              8,595,317
     Current portion of insurance reserve ...........................................              3,200,000              4,440,000
     Accrued interest ...............................................................              7,315,366              5,978,431
     Other accrued expenses and current liabilities .................................             10,491,120             14,321,376
                                                                                               -------------          -------------
               Total current liabilities ............................................             32,950,412             39,325,144
                                                                                               -------------          -------------

Long-term debt, net of current portion ..............................................            214,470,878            234,765,990
                                                                                               -------------          -------------
Premium on bond issuance ............................................................                771,750                561,105
                                                                                               -------------          -------------
Other long-term liabilities .........................................................              1,877,517                833,065
                                                                                               -------------          -------------

Commitments and contingencies

Stockholder's equity:
     Common stock, no par value, authorized shares 200; issued and
          outstanding 100 ...........................................................                250,000                250,000
     Additional paid-in capital .....................................................             46,698,517             56,698,517
     Accumulated earnings (deficit) .................................................                536,372             (6,675,989)
     Accumulated other comprehensive income (loss) ..................................                848,299             (1,069,418)
                                                                                               -------------          -------------
               Total stockholder's equity ...........................................             48,333,188             49,203,110
                                                                                               -------------          -------------
                                                                                               $ 298,403,745          $ 324,688,414
                                                                                               =============          =============


          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                                        Three Months Ended                 Six Months Ended
                                                                            December 31,                      December 31,
                                                                   ------------------------------    ------------------------------
                                                                       1999             2000              1999             2000
                                                                   -------------    -------------    -------------    -------------
                                                                            (unaudited)                       (unaudited)
Revenues:

     Transportation Operations .................................   $  85,653,330    $  94,185,767    $ 133,964,851    $ 155,427,131

     Bus Sales Operations ......................................      16,868,351       15,161,966       55,467,550       54,224,770
                                                                   -------------    -------------    -------------    -------------

Total revenues .................................................     102,521,681      109,347,733      189,432,401      209,651,901
                                                                   -------------    -------------    -------------    -------------

Costs and expenses:

     Cost of operations - Transportation Operations ............      67,724,029       76,147,751      112,377,483      131,570,254

     Cost of operations - Bus Sales Operations .................      15,427,313       14,107,431       50,055,774       49,823,785

     General and administrative ................................       7,572,573        7,349,842       14,231,971       14,405,141

     Depreciation and amortization .............................       4,498,468        5,639,414        8,566,862       11,542,517
                                                                   -------------    -------------    -------------    -------------
                                                                      95,222,383      103,244,438      185,232,090      207,341,697
                                                                   -------------    -------------    -------------    -------------

          Income (loss) from operations ........................       7,299,298        6,103,295        4,200,311        2,310,204

Interest expenses (net) ........................................      (6,368,902)      (7,767,898)     (12,419,448)     (14,657,478)

Other income (expense ..........................................        (377,483)        (641,108)        (702,982)        (766,109)
                                                                   -------------    -------------    -------------    -------------

          Income (loss) before provision (benefit) for
             income taxes and cumulative effect of a
             change in accounting principle ....................         552,913       (2,305,711)      (8,922,119)     (13,113,383)

Provision (benefit) for income taxes ...........................         248,810       (1,037,569)      (4,014,952)      (5,901,022)
                                                                   -------------    -------------    -------------    -------------

          Net income (loss) before cumulative effect of a
             change in accounting principle ....................   $     304,103    $  (1,268,142)   $  (4,907,167)   $  (7,212,361)
                                                                   -------------    -------------    -------------    -------------

Cumulative effect of a change in accounting principle,
     net of benefit from income taxes of $245,875 ..............              --               --          300,511               --
                                                                   -------------    -------------    -------------    -------------

          Net income (loss) ....................................   $     304,103    $  (1,268,142)   $  (5,207,678)   $  (7,212,361)
                                                                   =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                       Six months ended December 31, 2000

                                                                                       Accumulated
                                                         Additional    Accumulated        other
                                         Common stock     paid-in        earnings      comprehensive   Comprehensive
                                         No par value     Capital       (deficit)         Income        income (loss)      Total
                                         ------------   ------------   ------------    -------------   -------------

Balance, June 30, 2000 ...............        250,000     46,698,517        536,372         848,299              --      48,333,188

Net loss .............................             --             --     (5,944,219)             --      (5,944,219)     (5,944,219)

Unrealized loss on
          marketable securities ......             --             --             --        (508,190)       (508,190)       (508,190)
                                                                                                       ------------

Comprehensive loss ...................             --             --             --              --    $ (6,452,409)             --
                                         ------------   ------------   ------------    ------------                    ------------

Balance, September 30, 2000 ..........   $    250,000   $ 46,698,517   $ (5,407,847)   $    340,109            --      $ 41,880,779


Net loss .............................             --             --     (1,268,142)             --      (1,268,142)     (1,268,142)

Contribution from parent company .....             --       10,000,000           --              --              --      10,000,000

Unrealized loss on
          marketable securities ......             --             --             --      (1,409,527)     (1,409,527)     (1,409,527)
                                                                                                       ------------

Comprehensive loss ...................             --             --             --              --    $ (9,130,078)             --
                                         ------------   ------------   ------------    ------------    ============    ------------

Balance, December 31, 2000 ...........   $    250,000   $ 56,698,517   $ (6,675,989)   $ (1,069,418)             --    $ 49,203,110
                                         ============   ============   ============    ============                    ============





          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                          Six Months Ended
                                                                                                            December 31,
                                                                                                 ----------------------------------
                                                                                                     1999                  2000
                                                                                                 ------------          ------------
                                                                                                            (unaudited)
Cash flows from operating activities:
     Net loss ..........................................................................         $ (5,207,678)         $ (7,212,361)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
          Gain on sale of marketable securities ........................................             (243,408)             (112,082)
          Deferred income taxes ........................................................           (4,260,829)           (5,901,022)
          Depreciation .................................................................            7,628,198            10,208,619
          Amortization .................................................................            1,849,367             2,874,329
          Reserve for doubtful accounts receivable .....................................               60,000                60,000
          Loss on sale of fixed assets .................................................               29,552               516,106
          Decrease (increase) in:
               Accounts receivable .....................................................            6,383,563               329,524
               Inventories .............................................................            3,540,019           (10,169,346)
               Prepaid expenses and other current assets ...............................              760,736              (290,862)
               Deferred lease expense ..................................................                8,062                  --
               Deposits and other noncurrent assets ....................................             (426,536)            1,674,748
          Increase (decrease) in:
               Accounts payable ........................................................              384,253               309,450
               Accrued expenses and other current liabilities ..........................             (815,918)            5,051,532
               Other long-term liabilities .............................................             (458,793)           (1,515,030)
                                                                                                 ------------          ------------
               Net cash provided by (used in) operating activities .....................            9,230,588            (4,176,395)
                                                                                                 ------------          ------------

Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $2,376) ......................           (3,966,985)                 --
     Proceeds from sale of fixed assets ................................................              561,885               191,332
     Additions to property, plant and equipment ........................................          (23,398,686)          (19,122,991)
     Purchase of transportation contract rights ........................................              (49,092)             (146,914)
     Additions to covenant not to compete ..............................................             (125,000)                 --
     Due from parent ...................................................................                 --                 (79,919)
     Notes receivable ..................................................................               20,605                15,901
     Marketable securities sold (purchased), net .......................................            1,920,240            (1,458,624)
                                                                                                 ------------          ------------
               Net cash used in investing activities ...................................          (25,037,033)          (20,601,215)
                                                                                                 ------------          ------------

Cash flows from financing activities:
     Additional paid-in capital ........................................................           19,850,000             4,547,980
     Proceeds of additional borrowings .................................................            8,891,654            96,382,866
     Principal payments on borrowings ..................................................           (6,878,397)          (75,337,504)
     Deferred financing and organization costs
                                                                                                       (5,431)           (4,415,644)
                                                                                                 ------------          ------------
          Net cash provided by financing activities ....................................           21,857,826            21,177,698
                                                                                                 ------------          ------------
Net increase (decrease) in cash and cash equivalents ...................................            6,051,381            (3,599,912)
Cash and cash equivalents, beginning of period .........................................            2,581,372             5,585,901
                                                                                                 ------------          ------------
Cash and cash equivalents, end of period ...............................................            8,632,753             1,985,989
                                                                                                 ============          ============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
          Interest .....................................................................         $ 11,001,653          $ 13,257,794
          Income taxes .................................................................              103,423               177,354

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ......................         $  1,225,152          $    734,078
     Liability incurred for acquisition of contract rights .............................              415,320                  --
     Additional paid-in capital contributed for buses ..................................                 --               5,452,020

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

2. Inventories

      Inventories comprised the following:

                                                   June 30,     December 31,
                                                     2000          2000
                                                  -----------   ------------
      Parts and fuel .....................        $ 5,735,321   $ 5,485,931
      Buses ..............................          4,940,285    15,359,021
                                                  -----------   -----------
                                                  $10,675,606   $20,844,952
                                                  ===========   ===========

      On August 11, 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central New York Coach Sales and Service, Inc. and Jersey Bus Sales, Inc., both wholly-owned subsidiaries of the Company (collectively "Central") entered into an agreement with Atlantic Bus
Distributors, Inc. ("ABD"), a wholly owned subsidiary of Atlantic Express Transportation Group, Inc. ("AETG") (the parent company), to order certain buses through ABD. Central is required to deposit twenty percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus, together with any costs incurred by ABD in connection with the purchase of any such vehicles. During the quarters ended September 30 and December 31, 2000, total payments made by Central were $28,041,324 and $18,202,677, respectively. In addition, as of December 31, 2000, Central was obligated to purchase $5,718,068 of vehicles from ABD.

      As of December 31, 2000, $1,114,914 of deposits are classified as prepaid expenses.

3. Offer to Purchase and Consent Solicitation

      On December 21, 2000, the holders of a majority in principal amount of the Company's 103/4% Senior Secured Notes due 2004 (the "Notes") consented to an Offer to Purchase (the "Offer") and Consent Solicitation (the "Consent") whereby the Company purchased $30.0 million aggregate principal amount of the Notes and the Note holders consented to an amendment to the Indenture which in substance permitted the Company to increase the amount of debt that may be incurred under the Indenture, without regard to the Interest Coverage Ratio, to $125.0 million from $30.0 million (see Note 4). In connection therewith, the Company received a capital contribution from AETG (see Note 5) of (i) all of the issued and outstanding shares of capital stock of Atlantic Transit, Corp. ("ATC") and (ii) $10.0 million of additional equity (collectively the "Contribution"). As a result of the Contribution, ATC and its subsidiaries have pledged their stock to secure the Notes and have become guarantors of the Notes. In addition, the Indenture has been amended to include (i) an annual leverage test, which if not met by the Company, could increase the interest rate payable by 0.50% per annum;
(ii) a provision that provides for limitation of acquisition debt incurred by the Company in any fiscal year and (iii) amendments to the limitation on restricted payments and limitations on transactions with affiliates covenants.

4. New Credit Facility

      On December 21, 2000, concurrently with the Offer to Purchase and Consent Solicitation referred to in Note 3, the Company terminated its existing $30.0 million credit facility with Congress Financial Corporation ("Congress") and entered into a new three year, $125.0 million revolving credit facility (the "Facility") with Congress. Borrowings under the Facility are available for working capital, acquisitions and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein. Borrowings also were used to fund the Offer and the Consent payment, as well as expenses of the Offer and Consent.

      The Facility is secured by first priority security interests in all present and future assets of the Company except for the stock of the Company's direct and indirect subsidiaries which are required to be pledged to secure the Notes. As required by the Indenture, the Notes are secured by a second priority security interest in the same collateral. The interest rate per annum applicable to the Facility is either prime rate, as announced by First Union National Bank plus 0.75%, or at the Company's option, the adjusted Eurodollar rate (as defined) plus 2.75%. The Company is required to pay certain fees in connection with the Facility including but not limited to an unused line fee of 0.50% on the undrawn portion of the Facility.

      The Facility contains negative covenants similar to those contained in the Notes plus the requirement to maintain minimum annual adjusted net worth and earnings before income taxes, depreciation and amortization, (EBITDA) plus customary events of default.

5. Equity Contribution

      In connection with the Offer to Purchase and Consent Solicitation and the new Facility (see Notes 3 and 4) the Company received a capital contribution of all of the issued and outstanding shares of ATC. Since both the Company and ATC were owned by a common shareholder this acquisition was treated as a pooling of interests for accounting purposes.

      In addition the Company received an equity contribution of $10.0 million from AETG.

6. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are Guarantors and Non-Guarantors of the Notes as of and for the six months ended December 31, 2000, and a consolidating balance sheet as of June 30, 2000 and consolidating statements of operations for the three months ended December 31, 2000 and 1999.

                      Condensed Consolidating Balance Sheet
                                December 31, 2000

                               Atlantic
                                Express                            Non-
                             Transportation      Guarantor       Guarantor      Elimination
                                 Corp.         Subsidiaries    Subsidiaries        Entries      Consolidated
                           ----------------    -------------   -------------   -------------    -------------
Current assets .........   $     663,217       $  86,842,864   $   4,586,833   $          --    $  92,092,914
Investment in affiliates      97,499,920                  --              --     (97,499,420)              --
Total assets ...........     279,138,186         303,871,251       8,248,478    (266,569,501)     324,688,414
Current liabilities ....       6,213,595          28,654,231       4,457,318              --       39,325,144
Total liabilities ......     233,851,015         247,795,077       4,925,490    (211,086,278)     275,485,304
Stockholder's equity ...      45,287,171          56,076,174       3,322,988     (55,483,223)      49,203,110

                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 2000

                                      Atlantic
                                       Express                             Non-
                                    Transportation      Guarantor       Guarantor     Elimination
                                        Corp.         Subsidiaries     Subsidiaries      Entries        Consolidated
                                    --------------   -------------    -------------   -------------    -------------
Net revenues ....................   $          --    $ 109,272,294    $   1,075,297   $    (999,858)   $ 109,347,733
Income from operations ..........              --        6,077,226           26,069              --        6,103,295
Income (loss) before income taxes              --       (2,331,780)          26,069              --       (2,305,711)
Net loss of subsidiaries ........      (1,268,142)              --               --       1,268,142               --
Net income ......................      (1,268,142)      (1,282,480)          14,338       1,268,142       (1,268,142)

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 2000

                                      Atlantic
                                       Express
                                    Transportation      Guarantor         Non-         Elimination
                                        Corp.         Subsidiaries     Guarantors        Entries        Consolidated
                                    --------------   -------------    -------------   -------------    -------------
Net revenues ....................   $          --    $ 209,426,241    $   2,225,376   $  (1,999,716)   $ 209,651,901
Income from operations...........              --        2,184,910          125,294              --        2,310,204
Income (loss) before income taxes              --      (13,238,677)         125,294              --      (13,238,677)
Net income (loss) of subsidiaries      (7,212,361)              --               --       7,212,361               --
Net income (loss) ...............      (7,212,361)      (7,281,273)          68,912       7,212,361       (7,212,361)

                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 2000

                                      Atlantic
                                       Express                             Non-
                                    Transportation      Guarantor       Guarantor     Elimination
                                        Corp.         Subsidiaries     Subsidiaries      Entries        Consolidated
                                    --------------   -------------    -------------   -------------    -------------
Net cash provided by (used in)
     operating activities ....      $  5,430,765    $ (9,446,784)     $   (160,376)   $         --     $ (4,176,395)
Net cash provided by (used in)
     investing activities ....       (93,748,285)     74,605,694        (1,458,624)             --      (20,601,215)
Net cash provided by (used in)
     financing activities ....        88,215,202     (67,037,504)             --                --       21,177,698
Decrease in cash and cash
     equivalents .............          (102,318)     (1,878,594)       (1,619,000)             --       (3,599,912)
Cash and cash equivalents,
     beginning of period .....           150,000       3,696,901         1,739,000              --        5,585,901
                                    ------------    ------------      ------------    ------------     ------------
Cash and cash equivalents,
     end of period ...........            47,682       1,818,307           120,000              --        1,985,989

                      Condensed Consolidating Balance Sheet
                                  June 30, 2000

                                      Atlantic
                                       Express                             Non-
                                    Transportation      Guarantor       Guarantor     Elimination
                                        Corp.         Subsidiaries     Subsidiaries      Entries        Consolidated
                                    --------------   -------------    -------------   -------------    -------------
Current assets .........            $   5,460,699    $  74,061,252    $   3,257,092   $          --    $  82,779,043
Investment in affiliates              104,712,281              --                --    (104,712,281)              --
Total assets ...........              265,224,047      272,777,993       10,209,264    (249,807,859)     298,403,745
Current liabilities ....                6,785,671       22,956,740        3,208,001              --       32,950,412
Total liabilities ......              222,724,515      209,420,546        5,819,797    (187,894,301)     250,070,557
Stockholder's equity ...               42,499,532       63,357,447        4,389,467     (61,913,258)      48,333,188

                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 1999

                                      Atlantic
                                       Express                             Non-
                                    Transportation      Guarantor       Guarantor     Elimination
                                        Corp.         Subsidiaries     Subsidiaries      Entries        Consolidated
                                    --------------   -------------    -------------   -------------    -------------
Net revenues .............          $          --     $102,215,155    $    306,526   $          --      $102,521,681
Income from operations....                     --        7,039,880         259,418              --         7,299,298
Income before income taxes                     --          293,495         259,418              --           552,913
Net income of subsidiaries                304,103               --             --         (304,103)               --
Net income ...............                304,103          161,423         142,680        (304,103)          304,103

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 1999

                                      Atlantic
                                       Express                             Non-
                                    Transportation      Guarantor       Guarantor     Elimination
                                        Corp.         Subsidiaries     Subsidiaries      Entries        Consolidated
                                    --------------   -------------    -------------   -------------    -------------
Net revenues ....................   $          --    $ 189,061,376    $     371,025   $          --    $ 189,432,401
Income from operations ..........              --        3,925,155          275,156              --        4,200,311
Income (loss) before income taxes              --       (9,197,275)         275,156              --       (8,922,119)
Cumulative effect of a change in
     accounting principle, net of
     benefit from income taxes ..              --          300,511               --              --          300,511
Net loss of subsidiaries ........      (5,207,678)              --               --       5,207,678               --
Net income (loss) ...............      (5,207,678)      (5,359,014)         151,336       5,207,678       (5,207,678)

                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 1999

                                      Atlantic
                                       Express                             Non-
                                    Transportation      Guarantor       Guarantor     Elimination
                                        Corp.         Subsidiaries     Subsidiaries      Entries        Consolidated
                                    --------------   -------------    -------------   -------------    -------------
Net cash provided by (used in)
     operating activities ....       $  1,609,507    $  9,463,321     $ (1,842,240)   $       --       $  9,230,588
Net cash used in investing
     activities ..............           (300,258)    (26,657,015)       1,920,240            --        (25,037,033)
Net cash provided by (used in)
     financing activities ....          4,116,654      17,741,172             --              --         21,857,826
Increase in cash and cash
     equivalents .............          5,425,903         547,478           78,000            --          6,051,381
Cash and cash equivalents,
     beginning of period .....           (324,134)      2,247,506          658,000            --          2,581,372
                                     ------------    ------------     ------------    ----------       ------------
Cash and cash equivalents,
     end of period ...........          5,101,769       2,794,984          736,000            --          8,632,753


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements within the meaning of the federal securities laws and as such involve known and unknown risks and uncertainties. These statements may use forward-looking words such as "anticipate", "estimate", "expect", "will" or other similar words. These statements discuss future expectations or contain projections of future events. Actual results may differ materially from those expressed or implied by the forward-looking statements for various reasons, including general economic conditions, reliance on suppliers, labor relations and other factors, many of which are beyond the Company's control. Readers are cautioned not to place undue reliance on such forward-looking statements

      In connection with the Offer to Purchase and Consent Solicitation and the new Facility (see Notes 3 and 4 of Notes to Consolidated Financial Statements) the Company received a capital contribution of all of the issued and outstanding shares of Atlantic Transit, Corp. ("ATC"). Since both the Company and ATC were owned by a common shareholder this acquisition was treated as a pooling of interests for accounting purposes. Accordingly the prior years and current periods financial statements have been restated to include the operations of ATC.

Three months ended December 31, 2000 compared to three months ended December 31, 1999.

      Revenues. Revenues from Transportation Operations were $94.2 million for the three months ended December 31, 2000 compared to $85.7 million for the three months ended December 31, 1999, an increase of $8.5 million or 10.0%. This increase was due primarily to (i) $6.5 million of revenue in relation to acquisitions of new subsidiaries; (ii) $4.3 million as a result of new contracts awarded; and (iii) $1.6 million net increase in contract rates and service requirements. The foregoing increases were partially offset by $3.9 million in contracts lost including $2.0 million due to the Company's early termination of its Paratransit contract in Colorado. Revenues from Bus Sales Operations were $15.2 million for the three months ended December 31, 2000 compared to $16.9 million for the three months ended December 31, 1999, a decrease of $1.7 million or 10.1%. This decrease was primarily due to a decrease in new bus sales of $1.4 million and used bus sales of $0.3 million.

      Gross Profit. Gross profit from Transportation Operations was $18.0 million for the three months ended December 31, 2000 compared to $17.9 million for the three months ended December 31, 1999, an increase of $0.1 million or 1.0%. As a percentage of revenues, gross profit decreased to 19.2% in the second quarter of 2000 from 20.9% in the second quarter of 1999. The decrease in gross profit percentage was due primarily to increased fuel costs (1.3%) and labor costs (1.2%) partially offset by a decrease in sub-contract labor costs (0.6%). Gross profit from Bus Sales Operations was $1.1 million for the three months ended December 31, 2000 compared to $1.4 million for the three months ended December 31, 1999, a decrease of $0.4 million or 26.8%. As a percentage of revenues, gross profit decreased to 7.0% for the three months ended December 31, 2000 from 8.5% for the three months ended December 31, 1999. The reduction in gross profit percentage was due primarily to an increase in the three months of the proportion of sales made of commercial vehicles which have lower margins than school buses and increased competition (primarily in the New Jersey Market) which has reduced margins.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $6.3 million for the three months ended December 31, 2000 compared to $6.6 million for the three months ended December 31, 1999, a decrease of $0.3 million or 4.8%. This decrease was primarily due to a decrease in professional fees ($0.2 million) and recruitment expenses ($0.2 million) partially offset by an increase in utility taxes ($0.1 million) due to increased revenues in New York City. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the three months ended December 31, 2000 from 7.7% for the three months ended December 31, 1999. General and administrative expenses for the Bus Sales Operations were $1.1 million for the three months ended December 31, 2000 compared to $1.0 million for the three months ended December 31, 1999, an increase of $0.1 million or 9.5%. As a percentage of revenues, general and administrative expenses increased to 7.0% for the three months ended December 31, 2000 from 5.7% for the three months ended December 31, 1999 due to decreased revenues.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $5.4 million for the three months ended December 31, 2000 compared to $4.3 million for the three months ended December 31, 1999, an increase of $1.1 million. This increase was due to
(i) $0.6 million of depreciation of fixed assets of newly acquired subsidiaries;
(ii) $0.4 million of additional depreciation relating to the purchase of new vehicles and (iii) a $0.1 million increase in amortization of contract rights primarily in relation to newly acquired subsidiaries.

      Income (loss) from operations. Income from operations was $6.1 million for the three months ended December 31, 2000 compared to $7.3 million for the three months ended December 31, 1999, a decrease of $1.2 million. This decrease was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $7.8 million for the three months ended December 31, 2000 compared to $6.4 million for the three months ended December 31, 1999, an increase of $1.4 million or 22.0%. This increase was due to (i) an increase in indebtedness of $20 million in relation to the acquisition of newly acquired subsidiaries; (ii) higher average indebtedness outstanding and (iii) an increase in the write-off of prior years deferred financing costs of $0.7 million primarily due to the new financing referred to in Note 4 of Notes to Consolidated Financial Statements.

      Income (loss) before cumulative change in accounting principle and taxes. Loss before cumulative change in accounting principle and taxes was $2.3 million for the three months ended December 31, 2000 compared to $0.6 million income for the three months ended December 31, 1999, a decrease of $2.9 million.

      Net income (loss). The Company generated a net loss of $1.3 million for the three months ended December 31, 2000 compared to a net income of $0.3 million for the three months ended December 31, 1999, a decrease of $1.6 million due to the net effect of the items discussed above.

Six months ended December 31, 2000 compared to six months ended December 31, 1999.

      Revenues. Revenues from Transportation Operations were $155.4 million for the six months ended December 31, 2000 compared to $134.0 million for the six months ended December 31, 1999, an increase of $21.5 million or 16.0%. This increase was due primarily to (i) $11.3 million of revenue in relation to acquisitions of new subsidiaries; (ii) $7.2 million as a result of new contracts awarded; (iii) $6.0 million increase in contract rates and service requirements; and (iv) $2.9 million in additional summer revenues. The foregoing increases were partially offset by $5.9 million in contracts lost including $3.8 million due to the Company's early termination of its Paratransit contract in Colorado. Revenues from Bus Sales Operations were $54.2 million for the six months ended December 31, 2000 compared to $55.5 million for the six months ended December 31, 1999, a decrease of $1.3 million or 2.2%. This decrease was due primarily to a decrease of $1.5 million in new bus sales partially offset by an increase of $0.5 million in parts and other sales.

      Gross Profit. Gross profit from Transportation Operations was $23.9 million for the six months ended December 31, 2000 compared to $21.6 million for the six months ended December 31, 1999, an increase of $2.3 million or 10.5%. As a percentage of revenues, gross profit decreased to 15.4% for the six months ended December 31, 2000 from 16.1% for the six months ended December 31, 1999. The decrease in gross profit percentage was due primarily to increased fuel costs (1.2%) and labor costs (0.6%) partially offset by a decrease in sub-contract labor costs (0.7%). Gross profit from Bus Sales Operations was $4.4 million for the six months ended December 31, 2000 compared to $5.4 million for the six months ended December 31, 1999, a decrease of $1.0 million or 18.7%. This reduction was due primarily to an increase in the six months of the proportion of sales made of commercial vehicles which have lower margins than school buses and increased competition (primarily in the New Jersey market) which has reduced margins.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $12.4 million for the six months ended December 31, 2000 compared to $12.3 million for the six months ended December 31, 1999, a decrease of $0.1 million. This decrease was primarily due to decreases in professional fees and data processing expenses partially offset by increases in recruitment expenses, administrative payroll in relation to new contracts and utility taxes. As a percentage of revenues, general and administrative expenses decreased to 8.0% for the six months ended December 31, 2000 from 9.2% for the six months ended December 31, 1999. General and administrative expenses for the Bus Sales Operations was $2.0 million for the six months ended December 31, 2000 as compared to $1.9 million for the six months ended December 31, 1999, an increase of $0.1 million or 7.4%. As a percentage of revenues, general and administrative expenses were 3.8% and 3.4% for the six months ended December 31, 2000 and 1999, respectively.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $11.1 million for the six months ended December 31, 2000 compared to $8.1 million for the six months ended December 31, 1999, an increase of $3.0 million. This increase was due to (i) $1.3 million increase in depreciation of fixed assets of newly acquired subsidiaries; (ii) $1.3 million additional depreciation relating to the purchase of new vehicles and (iii) an increase of $0.4 million of amortization due primarily to the amortization of contract rights of newly acquired subsidiaries. Depreciation and amortization expenses of Bus Sales Operations were $0.4 million for the six months ended December 31, 2000 and 1999, respectively.

      Income (loss) from operations. Income from operations was $2.3 million for the six months ended December 31, 2000 compared to $4.2 million for the six months ended December 31, 1999, a decrease of $1.9 million. This decrease was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $14.7 million for the six months ended December 31, 2000 compared to $12.4 million for the six months ended December 31, 1999, an increase of $2.2 million. This increase was due to
(i) an increase in indebtedness of $12.9 million in relation to the acquisition of newly acquired subsidiaries; (ii) higher average indebtedness outstanding and
(iii) an increase in the write-off of prior years deferred financing costs of $0.6 million primarily due to the new financing referred to in Note 4 of Notes to Consolidated Financial Statements.

      Loss before cumulative change in accounting principle and taxes. Loss before cumulative change in accounting principle and taxes was $13.1 million for the six months ended December 31, 2000 compared to $8.9 million for the six months ended December 31, 1999, an increase of $4.2 million.

      Net loss. The Company generated a net loss of $7.2 million for the six months ended December 31, 2000 compared to a net loss of $5.2 million for the six months ended December 31, 1999, an increase of $2.3 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $28.3 million in fiscal 2001, including approximately $5.6 million for the purchase of vehicles in relation to new contracts and maintenance capital expenditures for the fiscal year ending June 30, 2002. These vehicles will be purchased prior to the Company's fiscal year end due to the availability of the inventory and favorable pricing. Approximately $19.9 million of these capital expenditures were made by December 31, 2000. This included approximately $15.7 million for purchase of new vehicles and $4.2 million for other property and equipment. In addition the Company received $5.5 million of vehicles which were previously leased as part of a $10.0 million capital contribution from AETG (see Note 5 of Notes to Consolidated Financial Statements).

         Net Cash Used By Operating Activities. Net cash used by operating activities was $4.2 million for the six months ended December 31, 2000 primarily due to the following: (i) a net loss of $7.2 million plus non cash items of depreciation and amortization of $13.1 million less a $5.9 million increase in deferred tax benefit and (ii) $4.8 million use of cash for working capital offset by $0.6 million other sources of funds.

      Net Cash Used in Investing Activities. For the six months ended December 31, 2000, the Company made $19.9 million of capital expenditures to acquire additional vehicles and equipment. Of these capital expenditures $0.7 million were directly financed. In addition, the Company made $1.5 million in net purchases of marketable securities.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $21.2 million for the six months ended December 31, 2000, due to a $4.5 million cash contribution as part of a $10.0 million capital contribution from AETG and $96.4 million in additional borrowings partially offset by $45.3 million of principal payments on borrowings, repayment of $30.0 million of the Company's 103/4% Senior Secured Notes due 2004 (the "Notes"), and $4.4 million of deferred financing costs. In addition AETG contributed $5.5 million of vehicles to the Company. The Company incurred $0.7 million of indebtedness to directly finance capital expenditures for the six months ended December 31, 2000.

      Due to the current difficult insurance climate, the Company renewed its workers compensation policy for calendar year 2001 at substantially higher rates than those of the previous policy. This increase could have an impact of approximately an additional $1.0 million in insurance costs. The Company anticipates higher costs for automobile liability insurance when the Company's current policy expires on March 1, 2001. At this time the Company is not able to quantify the effect on margins and earnings of the expected increase in automobile liability insurance costs.

      The Company continues to experience higher fuel costs and higher labor costs due to a tight labor market which is impacting margins.

      On December 21, 2000, concurrently with the Offer to Purchase (the "Offer") and Consent Solicitation (the "Consent") referred to in Note 3 of Notes to Consolidated Financial Statements, the Company terminated its existing $30.0 million credit facility with Congress Financial Corporation ("Congress") and entered into a new three year, $125.0 million revolving credit facility (the "Facility") with Congress. Borrowings under the Facility are available for working capital, acquisitions and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein. Borrowings also were used to fund the Offer and the Consent payment, as well as expenses of the Offer and Consent.

      The Facility is secured by first priority security interests in all present and future assets of the Company except for the stock of the Company's direct and indirect subsidiaries which are required to be pledged to secure the Notes. As required by the Indenture, the Notes are secured by a second priority security interest in the same collateral. The interest rate per annum applicable to the Facility is either prime rate, as announced by First Union National Bank plus 0.75%, or at the Company's option, the adjusted Eurodollar rate (as defined) plus 2.75%. The Company is required to pay certain fees in connection with the Facility including but not limited to an unused line fee of 0.50% on the undrawn portion of the Facility.

      The Facility contains negative covenants similar to those contained in the Notes plus the requirement to maintain minimum annual adjusted net worth and earnings before income taxes, depreciation and amortization, (EBITDA) plus customary events of default.

      Management believes that the Facility (of which approximately $18.2 million was undrawn at December 31, 2000) will provide the Company with sufficient liquidity to conduct its operations for the balance of the year.

      At December 31, 2000, the Company's total debt and stockholder's equity were $237.7 million and $49.2 million, respectively.

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

      b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K dated November 27, 2000 regarding the initiation of the Offer and Consent.

      The Company filed a Current Report on Form 8-K dated December 19, 2000 regarding the successful completion of the Consent.

      The Company filed a Current Report on Form 8-K dated December 22, 2000 regarding the Facility, Offer and Consent.

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

February 13, 2001

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

    Exhibit                                                                        Sequential Page
    Number                                   Exhibit                                    Number
    ------                                   -------                               ---------------

     10.33 Fifth Supplemental Indenture, dated as of December 20, 2000, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee

     10.34        Fourth Amendment to Security Agreement,  dated as of December
                  22, 2000, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee

     10.35        The Loan and  Security  Agreement,  dated as of December  22,
                  2000, among the Company, subsidiaries of the Company and Congress Financial Corporation

     27.1         Financial Data Schedule