Form 10-Q
period 2001-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2001-05-15
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         (Mark One )

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2001 or

     | | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______________ to ______________

      Commission file number   0-24247
                               -------------------------------------------------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            New York                                 13-392-3467
-------------------------------------  -----------------------------------------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

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

================================================================================

                                TABLE OF CONTENTS

PART I. Financial Information

                                                                      Page
                                                                      ----
     ITEM 1. Financial Statements:

     Consolidated Balance Sheets at June 30, 2000
       and March 31, 2001 ..........................................    1

     Consolidated Statements of Operations for the
       Three Month and Nine Month Periods
       Ended March 31, 2000 and 2001 ...............................    2

     Consolidated Statements of Stockholder's Equity for
       the Nine Months Ended March 31, 2001 ........................    3

     Consolidated Statements of Cash Flows for the
       Nine Month Periods Ended March 31, 2000 and 2001 ............    4

     Notes to Consolidated Financial Statements ....................  5-8

     ITEM 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations ......................... 9-11

PART II. Other Information .........................................   12

Signatures .........................................................   13

Index to Exhibits ..................................................  E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                     June 30,       March 31,
                                                                       2000            2001
                                                                  -------------   -------------
Assets
Current:
  Cash and cash  equivalents ..................................   $   5,585,901   $   1,612,688
  Current portion of marketable securities ....................       1,461,000       4,768,000
  Accounts receivable, net of allowance for doubtful accounts .      57,911,467      61,610,534
  Inventories .................................................      10,675,606      16,438,987
  Notes receivable ............................................          15,901              --
  Prepaid expenses and other current assets ...................       7,129,168      13,234,026
                                                                  -------------   -------------
    Total current assets ......................................      82,779,043      97,664,235
                                                                  -------------   -------------
Property, plant and equipment, less accumulated depreciation ..     158,784,748     177,077,107
                                                                  -------------   -------------
Other assets:
  Goodwill, net ...............................................      11,817,606      11,573,175
  Investments .................................................          35,000          35,000
  Marketable securities .......................................       6,691,661       6,985,933
  Transportation contract rights, net .........................      21,586,626      20,164,052
  Deferred financing and organization costs, net ..............       7,080,118       9,310,378
  Due from parent company .....................................         837,300         917,219
  Deposit and other noncurrent assets .........................       4,316,475       3,301,705
  Deferred tax assets .........................................       3,954,168      10,981,348
  Covenant not to compete, net ................................         521,000         439,000
                                                                  -------------   -------------
    Total other assets ........................................      56,839,954      63,707,810
                                                                  -------------   -------------
                                                                  $ 298,403,745   $ 338,449,152
                                                                  =============   =============
Liabilities and Stockholder's Equity
Current:
  Current portion of long-term debt ...........................   $   1,907,563   $   2,729,685
  Insurance premium financing .................................              --       8,145,517
  Accounts payable ............................................       2,759,257       5,559,674
  Accrued compensation ........................................       7,277,106      15,190,303
  Current portion of insurance reserve ........................       3,200,000       5,200,000
  Accrued interest ............................................       7,315,366       3,024,163
  Other accrued expenses and current liabilities ..............      10,491,120       9,286,218
                                                                  -------------   -------------
    Total current liabilities .................................      32,950,412      49,135,560
                                                                  -------------   -------------
Long-term debt, net of current portion ........................     214,470,878     241,450,083
                                                                  -------------   -------------
Premium on bond issuance ......................................         771,750         515,610
                                                                  -------------   -------------
Other long-term liabilities ...................................       1,877,517         854,898
                                                                  -------------   -------------
Commitments and contingencies
Stockholder's equity:
  Common stock, no par value, authorized shares 200; issued and
    outstanding 100 ...........................................         250,000         250,000
  Additional paid-in capital ..................................      46,698,517      56,698,517
  Accumulated earnings (deficit) ..............................         536,372      (8,052,403)
  Accumulated other comprehensive income (loss) ...............         848,299      (2,403,113)
                                                                  -------------   -------------
    Total stockholder's equity ................................      48,333,188      46,493,001
                                                                  -------------   -------------
                                                                  $ 298,403,745   $ 338,449,152
                                                                  =============   =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                              Three Months Ended                 Nine Months Ended
                                                                    March 31,                         March 31,
                                                         ------------------------------    ------------------------------
                                                             2000             2001             2000             2001
                                                         -------------    -------------    -------------    -------------
Revenues:
  Transportation Operations ..........................   $  93,500,744    $  97,414,433    $ 227,465,595    $ 252,841,563
  Bus Sales Operations ...............................      13,203,195       13,471,204       68,670,745       67,695,975
                                                         -------------    -------------    -------------    -------------
Total revenues .......................................     106,703,939      110,885,637      296,136,340      320,537,538
                                                         -------------    -------------    -------------    -------------
Costs and expenses:
  Cost of operations - Transportation Operations .....      75,979,302       81,062,943      188,356,785      212,633,197
  Cost of operations - Bus Sales Operations ..........      12,118,397       12,799,480       62,174,171       62,623,266
  General and administrative .........................       3,750,206        7,088,555       17,982,177       21,493,695
  Depreciation and amortization ......................       5,248,271        5,642,854       13,815,133       17,185,371
                                                         -------------    -------------    -------------    -------------
                                                            97,096,176      106,593,832      282,328,266      313,935,529
                                                         -------------    -------------    -------------    -------------
    Income from operations ...........................       9,607,763        4,291,805       13,808,074        6,602,009
Interest expense (net) ...............................      (6,528,150)      (6,934,316)     (18,947,598)     (21,591,794)
Other income (expense) ...............................        (118,425)         139,939         (821,407)        (626,170)
                                                         -------------    -------------    -------------    -------------
    Income (loss) before provision (benefit) for
      income taxes and cumulative effect of a change
      in accounting principle ........................       2,961,188       (2,502,572)      (5,960,931)     (15,615,955)
Provision (benefit) for income taxes .................       1,332,537       (1,126,158)      (2,682,415)      (7,027,180)
                                                         -------------    -------------    -------------    -------------
    Net income (loss) before cumulative effect of a
      change in accounting principle .................   $   1,628,651    $  (1,376,414)   $  (3,278,516)   $  (8,588,775)
                                                         -------------    -------------    -------------    -------------
Cumulative effect of a change in accounting principle,
  net of benefit from income taxes of $245,875 .......              --               --          300,511               --
                                                         -------------    -------------    -------------    -------------
    Net income (loss) ................................   $   1,628,651    $  (1,376,414)   $  (3,579,027)   $  (8,588,775)
                                                         =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                        Nine months ended March 31, 2001

                                           Common                        Retained       Accumulated
                                            Stock         Additional      Earnings         Other
                                           No par         Paid-in      (Accumulated    Comprehensive   Comprehensive
                                            Value         Capital         Deficit)        Income        Income (Loss)      Total
                                         ------------   ------------    ------------   -------------   --------------  -------------
Balance, June 30, 2000 ...............   $    250,000   $ 46,698,517   $    536,372    $    848,299                     48,333,188
Net loss .............................             --             --     (5,944,219)             --    $ (5,944,219)    (5,944,219)
Unrealized loss on
  marketable securities ..............             --             --             --        (508,190)       (508,190)      (508,190)
                                                                                                       ------------
Comprehensive loss ...................             --             --             --              --      (6,452,409)            --
                                         ------------   ------------   ------------    ------------                   ------------
Balance, September 30, 2000 ..........        250,000     46,698,517     (5,407,847)        340,109                     41,880,779
Net loss .............................             --             --     (1,268,142)             --      (1,268,142)    (1,268,142)
Contribution from parent company .....             --     10,000,000             --              --              --     10,000,000
Unrealized loss on
    marketable securities ............             --             --             --      (1,409,527)     (1,409,527)    (1,409,527)
                                                                                                       ------------
Comprehensive loss ...................             --             --             --              --      (9,130,078)            --
                                         ------------   ------------   ------------    ------------                   ------------
Balance, December 31, 2000 ...........        250,000     56,698,517     (6,675,989)     (1,069,418)                    49,203,110
Net loss .............................             --             --     (1,376,414)             --      (1,376,414)    (1,376,414)
Unrealized loss on
  marketable securities ..............             --             --             --      (1,333,695)     (1,333,695)    (1,333,695)
                                                                                                       ------------
Comprehensive loss ...................             --             --             --              --    $(11,840,187)            --
                                         ------------   ------------   ------------    ------------    ============   ------------
Balance, March 31, 2001 ..............   $    250,000   $ 56,698,517   $ (8,052,403)   $ (2,403,113)             --   $ 46,493,001
                                         ============   ============   ============    ============                   ============


          See accompanying notes to consolidated financial statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            2000            2001
                                                                       -------------    -------------
Cash flows from operating activities:
     Net loss ......................................................   $  (3,579,027)   $  (8,588,775)
Adjustments  to reconcile  net loss to net cash  provided by
  (used in) operating activities:
          Gain on sale of marketable securities ....................        (666,735)         (93,131)
          Deferred income taxes ....................................      (2,928,292)      (7,027,180)
          Depreciation .............................................      12,056,024       15,183,204
          Amortization .............................................       3,153,859        4,343,155
          Write-off of accounts receivable .........................            --           (193,760)
          Reserve for doubtful accounts receivable .................          90,000           90,000
          Loss on sale of fixed assets .............................          29,552          270,106
          Decrease (increase) in:
               Accounts receivable .................................     (10,320,722)      (3,595,307)
               Inventories .........................................       4,951,870       (5,763,381)
               Prepaid expenses and other current assets ...........         337,996       (6,104,858)
               Deferred lease expense ..............................          12,651            --
               Deposits and other noncurrent assets ................        (363,919)       1,014,770
          Increase (decrease) in:
               Accounts payable ....................................        (436,140)       2,800,417
               Accrued expenses and other current liabilities ......       2,635,683        4,417,092
               Other long-term liabilities .........................        (794,088)      (1,493,197)
                                                                       -------------    -------------
               Net cash provided by (used in) operating activities .       4,178,712       (4,740,845)
                                                                       -------------    -------------

Cash flows from investing activities:
     Acquisition of subsidiaries (net of cash acquired of $97,584) .     (14,956,593)            --
     Proceeds from sale of fixed assets ............................         561,885          467,472
     Additions to property, plant and equipment ....................     (28,122,513)     (28,026,563)
     Purchase of transportation contract rights ....................         (49,092)        (170,764)
     Additions to covenant not to compete ..........................        (175,000)         (50,000)
     Due from parent ...............................................           1,094          (79,919)
     Notes receivable ..............................................          22,442           15,901
     Marketable securities sold (purchased), net ...................       1,938,532       (6,759,553)
                                                                       -------------    -------------
               Net cash used in investing activities ...............     (40,779,245)     (34,603,426)
                                                                       -------------    -------------

Cash flows from financing activities:
     Additional paid-in capital ....................................      26,050,000        4,547,980
     Proceeds of additional borrowings .............................      24,780,924      103,440,254
     Principal payments on borrowings ..............................     (13,410,054)     (75,902,427)
     Insurance premium financing ...................................            --          8,145,517
     Deferred financing and organization costs .....................        (508,661)      (4,860,266)
                                                                       -------------    -------------
          Net cash provided by financing activities ................      35,371,058       36,912,209
                                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents ...............         311,676       (3,973,213)
Cash and cash equivalents, beginning of period .....................       2,581,372        5,585,901
                                                                       -------------    -------------
Cash and cash equivalents, end of period ...........................   $   2,893,048    $   1,612,688
                                                                       =============    =============

Supplemental  disclosures of cash flow information:
     Cash paid during the period  for:
          Interest .................................................   $  20,950,228    $  23,630,929
          Income taxes .............................................         110,596          256,380

Supplemental schedule of noncash investing and financing activities:
     Loans incurred for purchase of property, plant and equipment ..   $   1,225,152    $     734,078

     Liability incurred for acquisition of contract rights .........         415,320             --

     Contribution of buses as additional paid-in capital ...........            --          5,452,020


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

2. Inventories

      Inventories comprised the following:

                                                 June 30,             March 31,
                                                   2000                 2001
                                               -----------           -----------
Parts and fuel .....................           $ 5,735,321           $ 5,548,305
Buses ..............................             4,940,285            10,890,682
                                               -----------           -----------
                                               $10,675,606           $16,438,987
                                               ===========           ===========

      On August 11, 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central New York Coach Sales and Service, Inc. and Jersey Bus Sales, Inc., both wholly-owned subsidiaries of the Company (collectively "Central") entered into an agreement with Atlantic Bus
Distributors, Inc. ("ABD"), a wholly owned subsidiary of Atlantic Express Transportation Group, Inc. ("AETG") (the parent company), to order certain buses through ABD. Central is required to deposit twenty percent of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within one hundred and twenty days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus, together with any costs incurred by ABD in connection with the purchase of any such vehicles. During the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001, total payments made by Central were $28,041,324, $18,202,677 and $7,350,207, respectively. In addition, as of March
31, 2001, Central was obligated to purchase $3,152,966 of vehicles from ABD.

      As of March 31 2001, $596,760 of deposits are classified as prepaid expenses.

3. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are Guarantors and Non-Guarantors of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") as of and for the nine months ended March 31, 2001, and a consolidating balance sheet as of June 30, 2000 and consolidating statements of operations for the nine months ended March 31, 2001 and 2000.

                      Condensed Consolidating Balance Sheet
                                 March 31, 2001

                               Atlantic
                                Express                         Non-
                            Transportation    Guarantor      Guarantor     Elimination
                                 Corp.       Subsidiaries   Subsidiaries     Entries       Consolidated
                            --------------   ------------   ------------   -----------     ------------
Current assets .........   $     269,877    $  92,088,153   $ 5,306,205   $        --      $  97,664,235
Investment in affiliates      90,482,640             --            --       (90,482,640)            --
Total assets ...........     280,654,445      309,379,302    12,776,212    (264,360,807)     338,449,152
Current liabilities ....       3,133,626       40,821,932    10,254,466      (5,074,464)      49,135,560
Total liabilities ......     237,748,922      254,684,770    10,781,691    (211,259,232)     291,956,151
Stockholder's equity ...      42,905,523       54,694,532     1,994,521     (53,101,575)      46,493,001

                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 2001

                                      Atlantic
                                       Express                            Non-
                                   Transportation      Guarantor       Guarantor         Elimination
                                        Corp.         Subsidiaries    Subsidiaries         Entries       Consolidated
                                   --------------     ------------    ------------       -----------     ------------
Net revenues ....................   $        --      $ 110,823,689    $   2,700,056    $  (2,638,108)   $ 110,885,637
Income from operations ..........            --          4,282,299            9,506             --          4,291,805
Income (loss) before income taxes            --         (2,512,078)           9,506             --         (2,502,572)
Net loss of subsidiaries ........      (1,376,414)            --               --          1,376,414              --
Net income (loss) ...............      (1,376,414)      (1,381,642)           5,228       (1,376,414)       1,376,414

                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 2001

                                      Atlantic
                                      Express                             Non-
                                   Transportation      Guarantor       Guarantors       Elimination
                                       Corp.         Subsidiaries     Subsidiaries        Entries        Consolidated
                                   ---------------   --------------   -------------   ---------------   -------------
Net revenues ....................   $        --      $ 320,249,930    $   4,925,432   $  (4,637,824)   $ 320,537,538
Income from operations ..........            --          6,467,209          134,800            --          6,602,009
Income (loss) before income taxes            --        (15,750,755)         134,800            --        (15,615,955)
Net loss of subsidiaries ........      (8,588,775)            --               --         8,588,775             --
Net income (loss) ...............      (8,588,775)      (8,662,915)          74,140       8,588,775       (8,588,775)

                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 2001

                                     Atlantic
                                     Express                          Non-
                                  Transportation    Guarantor      Guarantor     Elimination
                                      Corp.       Subsidiaries   Subsidiaries      Entries       Consolidated
                                  --------------  ------------   -------------   ------------    ------------
Net cash provided by (used in)
  operating activities .......   $  1,123,121    $(11,316,519)   $  5,452,553    $       --      $ (4,740,845)
Net cash provided by (used in)
  investing activities .......    (72,676,152)     44,832,279      (6,759,553)           --       (34,603,426)

Net cash provided by (used in)
  financing activities .......     71,458,962     (36,087,904)           --              --        35,371,058
Decrease in cash and cash
  equivalents ................        (94,069)     (2,572,144)     (1,307,000)           --        (3,973,213)
Cash and cash equivalents,
  beginning of period ........        150,000       3,696,901       1,739,000            --         5,585,901
                                 ----------------------------------------------------------------------------
Cash and cash equivalents,
  end of period ..............   $     55,931    $  1,124,757    $    432,000    $       --      $  1,612,688

                      Condensed Consolidating Balance Sheet
                                  June 30, 2000

                              Atlantic
                               Express                           Non-
                           Transportation     Guarantor       Guarantor      Elimination
                                Corp.       Subsidiaries    Subsidiaries       Entries      Consolidated
                           -------------   --------------  -------------    -------------   -------------
Current assets .........   $   5,460,699   $  74,061,252   $   3,257,092   $        --      $  82,779,043
Investment in affiliates     104,712,281            --              --      (104,712,281)            --
Total assets ...........     265,224,047     272,777,993      10,209,264    (249,807,859)     298,403,745
Current liabilities ....       6,785,671      22,956,740       3,208,001            --         32,950,412
Total liabilities ......     222,724,515     209,420,546       5,819,797    (187,894,301)     250,070,557
Stockholder's equity ...      42,499,532      63,357,447       4,389,467     (61,913,258)      48,333,188

                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 2000

                                       Atlantic
                                       Express                           Non-
                                    Transportation     Guarantor      Guarantor      Elimination
                                        Corp.        Subsidiaries   Subsidiaries       Entries     Consolidated
                                    --------------  --------------  ------------   -------------   ------------
Net revenues ....................   $       --      $ 88,895,376    $  1,475,175   $   (999,858)   $ 89,370,693
Income from operations ..........      4,400,000       3,522,377         419,535           --         8,341,912
Income (loss) before income taxes      4,400,000      (2,220,388)        419,535           --         2,599,147
Net loss of subsidiaries ........       (990,471)           --              --          990,471            --
Net income (loss) ...............      1,429,529      (1,221,215)        230,744        990,471       1,429,529

                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 2000

                                        Atlantic
                                        Express                             Non-
                                     Transportation    Guarantor        Guarantors      Elimination
                                         Corp.        Subsidiaries     Subsidiaries       Entries      Consolidated
                                     --------------  -------------    -------------   --------------   -------------
Net revenues ....................   $        --      $ 261,581,573    $   1,846,200   $    (999,858)   $ 262,427,915
Income from operations ..........       4,400,000        7,667,093          694,691            --         12,761,784
Income (loss) before income taxes       4,400,000       (9,966,238)         694,691            --         (4,871,547)
Cumulative effect of a change
  in accounting principal .......            --           (546,388)            --              --           (546,388)
Net loss of subsidiaries ........      (5,399,865)            --               --         5,399,865             --
Net Income (loss) ...............      (2,979,865)      (5,781,945)         382,080       5,399,865       (2,979,865)


                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 2000

                                                    Atlantic
                                                    Express                           Non-
                                                 Transportation     Guarantor      Guarantor    Elimination
                                                     Corp.        Subsidiaries    Subsidiaries    Entries     Consolidated
                                                 --------------  --------------  -------------  ------------  ------------
Net cash provided by (used in)  operating
  activities .................................   $ (7,274,210)   $ 13,629,454    $ (2,176,532)   $     --     $  4,178,712
Net cash provided by (used in) investing .....
  activities .................................       (606,817)    (42,110,960)      1,938,532          --      (40,779,245)
Net cash provided by  financing
  activities .................................      8,805,924      28,106,285            --            --       36,912,209
Increase (decrease) in cash and  cash ........
equivalents ..................................        924,897        (375,221)       (238,000)         --          311,676
Cash and cash equivalents, beginning of period       (324,134)      2,247,506         658,000          --        2,581,372
                                                 -------------------------------------------------------------------------
Cash and cash equivalents, end of period .....   $    600,763    $  1,872,285    $    420,000    $     --     $  2,893,048

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements within the meaning of the federal securities laws and as such involve known and unknown risks and uncertainties. These statements may use forward-looking words such as "anticipate", "estimate", "expect", "will" or other similar words. These statements discuss future expectations or contain projections of future events. Actual results may differ materially from those expressed or implied by the forward-looking statements for various reasons, including general economic conditions, reliance on suppliers, labor relations and other factors, many of which are beyond the Company's control. Readers are cautioned not to place undue reliance on such forward-looking statements

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

      Revenues. Revenues from Transportation Operations were $97.4 million for the three months ended March 31, 2001 compared to $93.5 million for the three months ended March 31, 2000, an increase of $3.9 million or 4.2%. This increase was due primarily to (i) $4.3 million of new contracts awarded and $3.2 million net increase in contract rates and service requirements partially offset by $3.1 million decrease due to exits from under-performing contracts and $0.5 million of contracts lost. Revenues from Bus Sales Operations were $13.5 million for the three months ended March 31, 2001 compared to $13.2 million for the three months ended March 31, 2000, an increase of $0.3 million or 2.0%.

      Gross Profit. Gross profit from Transportation Operations was $16.4 million for the three months ended March 31, 2001 compared to $17.5 million for the three months ended March 31, 2000, a decrease of $1.2 million or 6.7%. As a percentage of revenues, gross profit decreased to 16.8 % for the three months ended March 31, 2001 from 18.7% for the three months ended March 31, 2000. This decrease was due primarily to increased labor costs. Gross profit from Bus Sales Operations was $0.7 million for the three months ended March 31, 2001 compared to $1.1 million for the three months ended March 31, 2000, a decrease of $0.4 million or 38.1%. As a percentage of revenues, gross profit decreased to 5.0% for the three months ended March 31, 2001 from 8.2% for the three months ended March 31, 2000. The reduction in gross profit percentage was due primarily to an increase in the proportion of sales made of commercial vehicles which have lower margins than school buses and increased competition (primarily in the New Jersey market) which has reduced margins.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $6.0 million for the three months ended March 31, 2001 compared to $2.8 million for the three months ended March 31, 2000, an increase of $3.2 million or 116.0 %. This increase was primarily due to a $3.9 million net credit in the prior period in relation to a litigation settlement in 2000 partially offset by $0.4 million decrease in recruitment expense in 2001. General and administrative expenses for the Bus Sales Operations for the three months ended March 31, 2001 were $1.1 million compared to $1.0 million for the three months ended March 31, 2000 an increase of $0.1 million or 12.0%. This increase was due primarily to increases in administrative payrolls.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $5.4 million for the three months ended March 31, 2001 compared to $5.0 million for the three months ended March 31, 2000, an increase of $0.4 million or 7.5%. This increase was due to
(i) $0.2 million additional depreciation relating to the purchase of new vehicles and (ii) an increase of $0.2 million due primarily to the amortization of contract rights of newly acquired subsidiaries. Depreciation and amortization expenses for the Bus Sales Operations were $0.2 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

      Income from operations. Income from operations was $4.3 million for the three months ended March 31, 2001 compared to $9.6 million ($5.7 million exclusive of a $3.9 million net credit in relation to the litigation settlement) for the three months ended March 31, 2000, a decrease of $5.3 million ($1.5 million exclusive of the litigation settlement). This decrease was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $6.9 million for the three months ended March 31, 2001 compared to $6.5 million for the three months ended March 31, 2000, an increase of $0.4 million or 6.2%. This increase was due primarily to (i) an increase in indebtedness of $12.2 million in relation to the acquisition of newly acquired subsidiaries; (ii) higher average indebtedness outstanding partially offset by $0.3 million decrease due to lower interest rates; and (iii) an increase of $0.3 million in amortization of deferred finance charges.

      Net loss. The Company generated a net loss of $1.4 million for the three months ended March 31, 2001 compared to net income of $1.6 million for the three months ended March 31, 2000, a decrease of $3.0 million. This decrease was due to the net effect of the items discussed above.

Nine months ended March 31, 2001 compared to nine months ended March 31, 2000.

      Revenues. Revenues from Transportation Operations were $252.8 million for the nine months ended March 31, 2001 compared to $227.5 million for the nine months ended March 31, 2000, an increase of $25.4 million or 11.2%. This increase was due primarily to (i) $11.8 million of new contracts awarded; (ii) $2.9 million in additional summer work; and (iii) $9.5 million in relation to acquisition of new subsidiaries partially offset by $8.1 million decrease due to exit from under-performing contracts and $1.2 million of contracts lost. Revenues from Bus Sales Operations were $67.7 million for the nine months ended March 31, 2001 compared to $68.7 million for the nine months ended March 31, 2000, a decrease of $1.0 million or 1.4%. This decrease was due primarily to a decrease of $1.3 million in new bus sales partially offset by an increase of $0.3 million in other sales.

      Gross Profit. Gross profit from Transportation Operations was $40.2 million for the nine months ended March 31, 2001 compared to $39.1 million for the nine months ended March 31, 2000, an increase of $1.1 million or 2.8%. As a percentage of revenues, gross profit decreased to 15.9% for the nine months ended March 31, 2001 from 17.2% for the nine months ended March 31, 2000. The decrease in gross profit percentage was due primarily to increased labor costs. Gross profit from the Bus Sales Operations was $5.1 million for the nine months ended March 31, 2001 compared to $6.5 million for the nine months ended March 31, 2000, a decrease of $1.4 million or 21.9%. The reduction in gross profit percentage was due primarily to an increase in the proportion of sales made in the New Jersey market which has had historically lower gross profit margins then the New York market and increased competition which has reduced margins. As a percentage of revenues, gross profit decreased to 7.5% for the nine months ended March 31, 2001 from 9.5% for the nine months ended March 31, 2000.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $18.4 million for the nine months ended March 31, 2001 compared to $15.1 million for the nine months ended March 31, 2000, an increase of $3.3 million or 21.5%. This increase was primarily due to a $3.2 million net credit in the prior year period in relation to a litigation settlement in 2000. General and administrative expenses for the Bus Sales Operations were $3.1 million for the nine months ended March 31, 2001 compared to $2.9 million for the nine months ended March 31, 2000 an increase of $0.3 million or 9.0%. This increase was primarily due to increases in administrative payrolls.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $16.5 million for the nine months ended March 31, 2001 compared to $13.2 million for the nine months ended March 31, 2000, an increase of $3.3 million or 25.1%. This increase was due to
(i) $1.5 million additional depreciation relating to the purchase of new vehicles; (ii) $1.3 million increase in depreciation of fixed assets of newly acquired subsidiaries; and (iii) $0.5 million in relation to amortization of contract rights primarily of newly acquired subsidiaries. Depreciation and amortization of the Bus Sales Operations were $0.6 million for the nine months ended March 31, 2001 and March 31, 2000, respectively.

      Income from operations. Income from operations was $6.6 million for the nine months ended March 31, 2001 compared to $13.8 million ($10.6 million exclusive of a $3.2 million net credit in relation to the litigation settlement) for the nine months ended March 31, 2000, a decrease of $7.2 million ($4.0 million exclusive of the litigation settlement. This decrease was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $21.6 million for the nine months ended March 31, 2001 compared to $18.9 million for the nine months ended March 31, 2000, an increase of $2.6 million or 14.0%. This increase was due primarily to (i) an increase in indebtedness of $15.4 million in relation to the acquisition of newly acquired subsidiaries; (ii) higher average indebtedness outstanding partially offset by $0.3 million decrease due to lower interest rates; and (iii) an increase of $0.9 million in the amortization of deferred financing costs.

      Loss before cumulative change in accounting principle and taxes. Loss before cumulative change in accounting principle and taxes was $8.6 million for the nine months ended March 31, 2001 compared to $3.3 million for the nine months ended March 31, 2000 an increase of $5.3 million.

      Net loss. The Company generated a net loss of $8.6 million for the nine months ended March 31, 2001 compared to a net loss of $3.6 million for the nine months ended March 31, 2000, an increase of $5.0 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $31.8 million in fiscal 2001 including approximately $5.9 million for the purchase of vehicles in relation to new contracts and maintenance capital expenditures for the fiscal year ended June 30, 2002. These vehicles have been or will be purchased prior to the Company's fiscal year end due to availability of inventory and favorable pricing. Approximately $28.8 million were made by March 31, 2001. This included approximately $22.4 million for purchase of new vehicles and $6.4 million for other property and equipment.

      Net Cash Used in Operating Activities. Net cash used in operating activities was $4.7 million for the nine months ended March 31, 2001 due to the following: (i) a net loss of $8.6 million plus non cash items of depreciation and amortization of $19.5 million less a $7.0 million increase in deferred tax benefit; (ii) $8.2 million use of cash for working capital; and (iii) $0.4 million other uses of funds.

      Net Cash Used in Investing Activities. For the nine months ended March 31, 2001, the Company made $28.8 million of capital expenditures to acquire additional vehicles, other property and equipment. Of these capital expenditures $0.7 million were directly financed. In addition, the Company made $6.8 million in net purchases of marketable securities.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $35.4 million for the nine months ended March 31, 2001, due to (i) a $4.5 million cash contribution as part of a $10.0 million capital contribution from the Company's parent, Atlantic Express Transportation Group, Inc. ("AETG"); (ii) $103.4 million of net borrowings under the Company's revolving line of credit; (iii)$8.1 million of insurance premium financing, partially offset by $45.9 million of principal payments on borrowings, repayment of $30.0 million of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes"); and $4.9 million of deferred financing costs. In addition AETG contributed $5.5 million of vehicles to the Company. The Company incurred $0.7 million of indebtedness to directly finance capital expenditures for the nine months ended March 31, 2001.

      Due to the current difficult insurance climate, the Company renewed its workers compensation policy for calendar year 2001 at substantially higher rates than those of the previous policy. This increase is expected to have an impact of approximately $1.0 million for the fiscal year ending June 30, 2001. The Company was able to extend its current automobile policy through June 2001 with no significant increase in rates. The Company anticipates significantly higher costs for automobile liability insurance for the fiscal year ending June 30, 2002. Under the terms of its contract with its largest school bus customer, the Company is able to recover a portion of the increase in automobile liability and workers compensation premium increases commencing with the school year beginning September 2001 and has negotiated with its largest paratransit customer to pass through all automobile liability insurance premium increases to that customer for the remainder of its existing contract with that customer. At this time the Company is not able to quantify the effect on margins or earnings of the expected net increase in automobile liability insurance premium for the fiscal year ending June 30, 2002.

      The Company continues to experience higher fuel costs and higher labor costs due to a tight labor market which is impacting margins.

      The Company believes that its current operating cash flow, along with its borrowing capacity under its $125.0 million revolving credit facility (of which $11.1 million was undrawn at March 31, 2001) will provide it with sufficient liquidity to conduct its existing operations through June 30, 2002.

      At March 31 2001, the Company's total debt and stockholder's equity were $244.2 million and $46.5 million, respectively.

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

May 15, 2001