Form 10-K
period 2001-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2001-10-10
CIK 1035423

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2001 or

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

      As of September 28, 2001, 100 Shares of Common Stock, no par value, were outstanding; all of which were held by an affiliate.

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

      Atlantic, a wholly owned subsidiary of AETG, is one of the largest providers of school bus transportation in the United States. The Company has contracts with 149 school districts in New York, Missouri, Vermont, Massachusetts, Illinois, California, Pennsylvania, Connecticut and New Jersey. In addition to its school bus transportation operations (the "School Bus
Division"), the Company provides services to public transit systems for physically and mentally challenged passengers (the "Paratransit Division"), transportation for pre-kindergarten children and Medicaid recipients (the "Pre-K/Medicaid Division"), fixed route transit, express commuter line and charter and tour bus services (the "Coach Division") (collectively the "Transportation Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). Atlantic has a fleet of approximately 6,800 vehicles operating from 73 facilities and provides bus sales from five facilities.

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

      Acquisition of AETG. On October 27, 1998, the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the Indenture relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the Indenture. On November 4, 1998 the Recapitalization was consummated. As a result, GSCP II Holdings (AE), LLC ("Buyer"), an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, acquired an approximately 88% equity interest in a recapitalized AETG which owns all of the issued and outstanding shares of capital stock of the Company.

      Recent Transactions

      Certain of the recent transactions discussed below occurred after June 30, 2001, the end of the fiscal year covered by this Form 10-K. Nevertheless, the discussion has been included to provide a more complete description of the business of the Company as of the date of the filing of this Form 10-K.

      New School Bus Contracts. In September 2000, the New York City Board of Education (the "Board") extended all of the Company's contracts with the Board for an additional five years ending June 30, 2005. These contracts represented approximately 34.7% of the Transportation Operations revenues for the fiscal year ended June 30, 2001. Under the terms of these contracts, the Company is able to recover a portion of any increase in automobile and general liability premiums, workers compensation premiums and fuel costs over base period amounts commencing with the school year beginning September 2000.

      Paratransit Contracts. In August 2001, the Company was awarded a five year contract (with two one-year renewal options) by the New York City Transit Authority (the "T.A."). Pursuant to the terms of the contract, the T.A. will provide all of the required vehicles and as a result, the Company will not be required to make significant capital expenditures relating to the contract. This contract which is expected to commence in December 2001 provides for a pass through of all automobile liability insurance costs to the T.A. The Company's existing contract with the T.A. which was due to expire in May 2001 was extended for up to seven months. This extension also included a fuel adjustment clause in addition to the pass through of any automobile liability insurance increases incurred by the Company.

      In August 2001, the Company signed an Assignment, Assumption and Subcontract of Paratransit Services (the "Agreement") with the Southeastern Pennsylvania Transportation Authority ("SEPTA") and Anderson Travel, Inc. (the "Assignee") whereby the Company granted the Assignee all of its rights, obligation and interest to and under a paratransit contract with SEPTA which was due to expire on March 15, 2002 and in addition retained the Assignee to perform all of its obligations under a second paratransit contract between the Company and SEPTA which was due to expire in October 2001. The Company negotiated the Agreement when SEPTA declined to reimburse the Company for material amounts of automobile liability insurance costs for the paratransit operations in Pennsylvania which would have caused the Company to incur significant losses in the operations of these two contracts. Revenues for these contracts totaled approximately $12.7 million and $13.0 million for the fiscal years ended June 30, 2001 and June 30, 2000, respectively.

      Coach Contracts. In August 2000 the Company was awarded a one year contract by South Carolina Electric and Gas ("SCE&G"), to run a fixed route transit system in Columbia, South Carolina. Pursuant to the contract SCE&G provided the Company with the majority of all required vehicles and as a result, the Company was not required to make significant capital expenditures relating to the contract. In June 2001 the Company was awarded a one year contract (with two one year renewal options) by the New York City Economic Development Commission (the "EDC") to provide an express commuter service from Staten Island, New York into Manhattan, New York. This service is the first subsidized transit contract for the Company. The Company has leased 20 luxury coaches to provide this service.

      Offer to Purchase and Consent Solicitation. In December 2000, the holders of a majority in principal amount of the Notes consented to an Offer to Purchase (the "Offer") and Consent Solicitation (the "Consent") whereby the Company purchased $30.0 million aggregate principal amount of the Notes and the Noteholders consented to an amendment to the Indenture which in substance permitted the Company to increase the amount of debt that may be incurred under the Indenture, without regard to the Interest Coverage Ratio, to $125.0 million from $30.0 million. In connection therewith, the Company received a capital contribution from AETG of (i) all of the issued and outstanding shares of capital stock of Atlantic Transit, Corp. ("ATC") and (ii) $10.0 million of additional equity (collectively the "Contribution"). As a result of the Contribution, ATC and its subsidiaries have pledged their stock to secure the Notes and have become guarantors of the Notes. In addition, the Indenture has been amended to include (i) an annual leverage test, which if not met by the Company, could increase the interest rate payable by 0.50% per annum; (ii) a provision that provides for limitation of acquisition debt incurred by the Company in any fiscal year and (iii) amendments to the limitation on restricted payments and limitations on transactions with affiliates covenants.

      New Credit Facility. In December 2000, concurrently with the Offer to Purchase and Consent Solicitation referred to above, the Company terminated its existing $30.0 million credit facility with Congress Financial Corporation ("Congress") and entered into a new three year, $125.0 million revolving credit facility (the "Facility") with Congress. Borrowings under the Facility are available for working capital, acquisitions and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein. Borrowings also were used to fund the Offer and Consent payment, as well as expenses of the Offer and Consent.

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

      The Facility contains negative covenants similar to those contained in the Notes plus the requirement to maintain minimum monthly adjusted net worth and minimum quarterly earnings before income taxes, depreciation and amortization, plus customary events of default.

      Pooling of Interest. All the financial information presented includes the accounts of ATC from inception in February 1999.

      Accounts Purchase and Sale Agreement. In July 2001 the Company entered into an agreement (the "Receivable Agreement") with Congress, to sell Congress, without recourse, up to approximately $5.9 million of accounts receivable of the Company. Under the Receivable Agreement, Congress purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount to the Company, with the balance paid to the Company upon Congress receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited.

      Equity Contribution. In September 2001, AETG made an additional capital contribution to the Company of $5.5 million.

Transportation Operations

School Bus Division. The School Bus Division is the Company's largest division. The Company has contracts to provide school bus transportation in 149 school districts in New York, Missouri, Vermont, Massachusetts, Illinois, California, Pennsylvania, Connecticut and New Jersey. The Company's revenues from school bus operations have increased at a compound annual growth rate of 18.2%, from $120.3 million in fiscal 1996 to $276.6 million in fiscal 2001.

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

      The Company's school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, the Company secures the performance of its contracts with the Board through the use of performance bonds plus cash retainages of 5% of amounts due to the Company. In most other instances, the Company has opted to satisfy its security performance requirements by posting performance bonds.

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

      The New York Board of Education accounted for 34.7%, 33.3%, and 38.1% of the Company's revenues from Transportation Operations in fiscal 2001, 2000 and 1999, respectively. The Company's 17 contracts with the New York Board of Education have been extended through June 30, 2005. No other customer contributed greater than 10% of the Company's revenues from Transportation Operations during these periods.

Paratransit Division. The Paratransit Division is the second largest division of the Transportation Operations. The Paratransit Division's revenues have increased from $11.8 million in fiscal 1996 to $56.0 million in fiscal 2001. Management believes the demand for paratransit services in the United States will continue to grow over the next several years. Pursuant to the Americans with Disabilities Act of 1990 (the "ADA"), certain public transit systems are required to provide comparable services to disabled persons who are unable to use standard public transportation. The larger public transit systems in the United States rely predominantly upon the private sector to perform paratransit services, while approximately one-half of the small and medium size systems outsource paratransit transportation services.

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

      Services. The Company's paratransit services are rendered based upon advance call-in requests for transportation, which are primarily scheduled by an independent third party. At June 30, 2001, the Company had approximately 644 vehicles consisting of full-size four-door sedan automobiles and lift-equipped vans to service its paratransit contracts. The Paratransit Division has developed a substantial degree of expertise in developing and providing transportation services required by its physically or mentally challenged passengers.

      Contracts. The terms of the Company's paratransit contracts range from one to five years. The scope of services and contract requirements vary considerably from one jurisdiction to another. The three general components of paratransit transportation services are (i) providing the actual transportation service;
(ii) reserving passenger requests for service; and (iii) sorting and scheduling passenger requests for service. Some of the Company's customers require the Company to perform all three components of service while other customers perform one or more of such functions themselves or through third parties. Paratransit vehicles are generally provided by the transit agency. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. Paratransit users pay the Company a fixed amount per trip determined by the local transit system governmental entity (which may be equal to or based upon prevailing public transportation fees in the jurisdiction in question), which is credited against the monthly contract price due from the local transit system.

      Customers. The Company presently performs paratransit services under contracts with public transit systems in New York, New Jersey, and Arizona. Management believes that its New York contract is one of the largest paratransit contracts awarded to date in the United States.

Pre-K/Medicaid Division. The Company provides transportation for physically or mentally challenged children between the ages of three and five, to and from pre-kindergarten facilities located in the New York City metropolitan area pursuant to contracts with the New York City Department of Transportation. Each vehicle requires the presence of an escort who is responsible to assist the children on and off the bus. Escorts are employed and trained by the Company. The Company is compensated on a per child basis at rates which are determined pursuant to public bidding. The Company also performs contracts with private, not-for-profit organizations, which are funded under Medicaid, for the transportation of physically or mentally challenged passengers to and from rehabilitation facilities and receives compensation based upon a daily rate per person transported, which rates of compensation vary based upon ambulatory and non-ambulatory passengers. At June 30, 2001, the Company utilized approximately 150 vehicles in the performance of these contracts.

      The Company generated approximately 2.1% of its Transportation Operations revenues in fiscal 2001 from its Pre-K/Medicaid Division.

Coach Division. The Company provides fixed route transit, express commuter, charter and tour bus transportation services with a fleet of 61 luxury motor coaches and 10 mini coaches.

      Charter and tour bus operations include single day and multi-day charters throughout the continental United States and Canada. In addition, the Company operates scheduled line services between New York City and Atlantic City under contractual arrangements with tour operators. Luxury coaches are generally contracted for individual special events. The Company's contracts for coach services vary based on duration and length of trip. This division generated 3.5% of the Company's Transportation Operations revenues in fiscal 2001.

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

Fleet Management and Maintenance. At June 30, 2001, the Company had a fleet of 6,758 vehicles and the average age of the Company's fleet, exclusive of vehicles provided by various transportation authorities, was 6.4 years (6.9 years for school buses, which account for 62.2% of the Company's fleet). School buses have an average useful life of approximately 16 years.

      At June 30, 2001, the fleet was maintained by the Company's trained mechanics at its 73 facilities. The Company has a comprehensive preventive maintenance program for its equipment to minimize equipment down time and prolong equipment life. Programs implemented by the Company include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by the Company's mechanics.

      The following is a breakdown of the Company's fleet of owned vehicles at June 30, 2001 by age:

                                                             Lift/                      Service
                                           Minivans          Ramp                         and
                              School         And           Equipped                     Support
                              Buses          Cars          Vehicles        Coaches      Vehicles       Total
                            ---------    -----------     ------------    ----------    ----------     -------
Less than 2 yrs. old ......      458          175              80              1             1           715
2-5 yrs. old ..............    1,441          641             265              6            44         2,397
5-10 yrs old ..............      764          598             176             10            41         1,589
10-15 yrs. old ............    1,033           90              91             23            25         1,262
Greater than 15 years .....       71            5               3              2            11            92
                               -----        -----           -----          -----         -----         -----
Total                          3,767        1,509             615             42           122         6,055
                               =====        =====           =====          =====         =====         =====

      The following is a breakdown of the Company's fleet of leased vehicles at June 30, 2001 by age:

                                                             Lift/                      Service
                                           Minivans          Ramp                         and
                              School         And           Equipped                     Support
                              Buses          Cars          Vehicles        Coaches      Vehicles       Total
                            ---------    -----------     ------------    ----------    ----------     -------
Less than 2 yrs. old ......       0             1               2             16             0            19
2-5 yrs. old ..............     102             2              33             10             0           147
5-10 yrs old ..............       2             0               0              5             0             7
10-15 yrs. old ............       0             0               0              0             0             0
Greater than 15 years .....       0             0               0              0             0             0
                               -----        -----           -----          -----         -----         -----
Total .....................     104             3              35             31             0           173
                               =====        =====           =====          =====         =====         =====

      In addition to the vehicles in the tables above, at June 30, 2001 the Company operated 530 vehicles provided by various transportation authorities pursuant to their respective contracts.

Employees. At June 30, 2001, the Company had over 8,500 employees to provide transportation services, consisting of approximately 6,600 drivers, 700 escorts and 700 mechanics. In addition, there were approximately 500 employees in executive, operations, clerical and sales functions. The Company's school bus drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment on school buses. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

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

      At June 30, 2001, approximately 79% of the Company's Transportation Operation employees were members of various labor unions and the Company was a party to 27 collective bargaining agreements, 13 of which covering 3,638 employees expire within less than 2 years. Management believes that its relations with its employees are satisfactory. The Company has had no strikes or work stoppages in the past 10 years.

      At June 30, 2001, approximately 23% of the Company's Transportations Operations bus drivers, escorts and mechanics were represented by Local 1181 of the Amalgamated Transit Union, which primarily represents personnel rendering services on behalf of the New York Board of Education. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and certain escorts. All contracts awarded by the New York Board of Education during the past 22 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guaranty Corporation, withdrawal liability for contributing employers to the plan, such as the Company, is essentially eliminated, provided that withdrawal is based upon the loss of New York Board of Education contracts and that the successor contractor becomes a contributing employer to the plan.

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

      The Company's Bus Sales Operations sells school buses and commercial vehicles within New Jersey and various counties in New York. The majority of buses purchased by the Company are for pre-existing orders. The Company generated approximately 20.2%, 21.1%, and 24.7% of its total revenues from this operation in fiscal 2001, 2000, and 1999, respectively.

      The Bus Sales Operations are seasonal in nature. Approximately 44% and 45% of the annual sales of Bus Sales Operations occurred in the quarters ended September 30, 2000 and 1999, respectively. In addition, the working capital needs of the operation have tended to increase during this quarter in response to the higher seasonal sales volume and because inventory is at its highest during July and August prior to seasonal school bus deliveries.

      At June 30, 2001, the Company employed approximately 200 people in its Bus Sales Operations, none of which were members of collective bargaining groups.

Risk Management and Insurance

      The Company maintains various forms of liability insurance against claims made by third parties for bodily injury or property damage resulting from operations. Such insurance consists of (i) general and liability insurance of $100 million per occurrence with no deductible against claims arising from other (e.g., non-automobile) liability exposure; (ii) automobile liability insurance of up to $100 million per occurrence, subject to a $250,000 deductible per occurrence and an aggregate maximum deductible of approximately $11 million for eight months (the policy term) subject to a refund based upon a calculation of ratable incurred losses valued as of a date eighteen months or as otherwise mutually agreed to, after the Rating Plan Period; and (iii) statutory worker's compensation insurance and employers liability insurance, subject to a $250,000 deductible per occurrence. Beyond the occurrence limits mentioned herein, the automobile liability coverage provides indemnity for an unlimited number of occurrences and general liability coverage provides $100 million aggregate coverage per location. The Company's insurance policies generally provide coverage for a one year term (eight months in the case of the Company's current automobile policy) and therefore, are generally subject to annual renewal.

      The Company self-insures its current workers compensation insurance deductibles through Atlantic North Casualty Company ("Atlantic North") a wholly owned captive insurance company chartered in Vermont. The Company believes it is able to increase its investment income through the retention of and investment of premium income in excess of amounts paid under claims in any given period. Atlantic North's total claims liability is partially funded by premiums charged to operating companies, which, in turn, are limited to the amount of the deductible on the Company's worker's compensation insurance policy (currently $12.1 million).

      Prior to June 30, 2001, the Company also self-insured its automobile insurance deductibles. Atlantic North's total claims were fully funded by premiums charged to operating companies, which, in turn, were limited to the amount of the combined deductibles on the Company's automobile insurance policy ($3.9 million in the fiscal year ended June 30, 2001).

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

      The Company's employees are subject to various federal and state laws and regulations pertaining to driver qualifications, and drug, alcohol and substance abuse testing. The Commercial Motor Vehicle Safety Act of 1986 requires drivers of commercial vehicles, including school buses, motor coaches and paratransit vehicles, to obtain a commercial driver's license. Many states have additional licensing requirements for subclasses of drivers such as school bus drivers and/or paratransit drivers. Under regulations enacted at the state and/or local levels, the Company's school bus drivers and paratransit drivers are required to complete certain minimum basic training and follow-up refresher classes annually. Pursuant to regulations promulgated by the United States Department of Transportation under the Drug Free Workplace Act of 1988, the Company's drivers are required to undergo pre-employment drug and alcohol testing, and the Company is required to conduct random testing for drug and/or alcohol abuse. Similar drug and alcohol abuse testing is also required under various state laws. The Company's operating and maintenance facilities for its Transportation Operations and Bus Sales Operations are also required to be maintained in accordance with regulations promulgated by various federal and state agencies including departments of education, departments of motor vehicles, and state departments of transportation.

Item 2. PROPERTIES

      Subsidiaries of the Company provide Transportation Operation services from 73 facilities (of which 7 are owned, 64 are leased and 2 which are partially owned and partially leased) in 11 states. The facilities are utilized for bus storage, repair and maintenance and/or administrative purposes. The Company believes that its facilities are adequate to service its present business and the currently anticipated expansion of existing operations.

      Bus Sales Operations are provided from 5 facilities (of which 2 are owned and 3 are leased) in two states.

Item 3. LEGAL PROCEEDINGS

      The Company is a plaintiff in a multi-party action against the New York Board of Education. The action, which is pending in the Supreme Court of the State of New York, New York County, concerns the method of calculation for increases to the daily rate of compensation paid to the Company under contract extension agreements. The New York Board of Education has claimed in preliminary audits that transportation contractors, including the Company, received contract payments in prior years which exceeded the amount to which the contractors were entitled in accordance with contract rate adjustment procedures. In the action the Company claimed that the New York Board of Education (i) improperly changed the comparison years pursuant to which contractors established their increased costs for purposes of qualifying for annual rate increases; and (ii) incorrectly calculated costs associated with transportation contracts which resulted in an erroneous determination of applicable daily rates of compensation. The first of the two claims has been dismissed. The second claim is still pending. In September 2000, the Company entered into a letter agreement with the Board which provided that (a) upon final resolution of the Company's outstanding claims, the Company would pay any amount determined to be due the Board over a term of seven years, and (b) the Company would receive credit up to 100% of such amount, equal to the amount paid by the Company for the purchase of school buses in the period of July 2000 through July 2003 as long as such school buses were utilized to perform the Company's contracts with the Board. The Company believes that its purchase of qualifying buses within the above prescribed period will eliminate any liability that the Company may have to the Board.

      In July 2001, Council of the City of New York, Peter Vallone (as Speaker of the Council of the City of New York), Virginia Fields (as member of the Council of the City of New York) and Lawrence Hanley (as an individual tax payer) commenced a proceeding in Supreme Court of the State of New York, New York County, against the Company, Rudolph Giuliani, the City of New York and the EDC. The proceeding involves the awarding of a contract by the EDC to the Company for express commuter service from Staten Island, New York to Manhattan, New York. The petitioners seek a declaration that the awarding of the contract is void and an injunction forbidding the granting of the contract. The petitioners assert that the contract constitutes an award of a "franchise" and as such, that pursuant to the Charter of the City of New York, the contract should not have been awarded without the approval of the City Council and a public hearing. The Supreme Court for the County of New York has denied the petitioners' request for a preliminary injunction and has dismissed the petition except for a single cause of action brought by Lawrence Hanley. The petitioners have filed an appeal of the court's decision denying the preliminary injunction and dismissing various causes of actions. The Company believes that the contract was validly granted and therefore, that it will ultimately prevail in the action.

      In August 2001, Consumer Cause, Inc. commenced an action against the Company as well as many other operators of school buses in Southern California. The litigation, which is pending in the Superior Court of the State of California, Los Angeles County, concerns the alleged failure on the part of the school bus operators to warn passengers and drivers that they may be exposed to engine exhausts that allegedly cause cancer or reproductive toxicity in violation of California law. Consumer Cause seeks a permanent injunction, penalties of $2,500 per day, per alleged violation and unspecified monetary damages. The Comapny believes that it was not required to warn passengers and drivers as asserted in the action and therefore, that the plaintiff is not entitled to the various forms of relief it seeks.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MARKETS

      The Company is a wholly owned subsidiary of AETG. There is no public trading market for the Company's common stock.

      The Company has made distributions to AETG of $122,000, $115,763 and $229,049 in fiscal 2001, 2000 and 1999, respectively.

Item 6. SELECTED FINANCIAL DATA

      The selected financial data for each of the years in the three-year period ended June 30, 2001 were derived from the audited historical Consolidated Financial Statements of the Company. Such data includes the pooling of ATC acquired from AETG. The information contained in this table should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

                                                                     Year Ended June 30,
                                                                       ($ in millions)
                                                                     -------------------
                                                  2001          2000          1999         1998         1997
                                                --------      --------      --------     --------     --------
Operating Data:
Revenues ...................................      $441.6       $402.4        $330.3       $261.9       $166.1
Income from operations .....................        15.4         21.3          19.1         11.8          7.4
Income (loss) before extraordinary items
     and cumulative effect of a change in
     accounting principle ..................        (7.9)        (3.5)         (1.7)        (7.1)        (0.6)
Net income (loss) ..........................        (7.9)        (3.8)         (1.7)        (7.1)        (1.7)
Balance Sheet Data:
Total assets ...............................       346.1        298.4         253.1        206.5        154.4
Long-term debt .............................       246.4        216.4         195.4        157.9        110.5
Total shareholder's equity .................        47.9         48.3          26.2         20.2         27.6

----------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the "Selected Financial Data" and the historical Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

General

      Atlantic is one of the largest providers of school bus transportation in the United States. The Company has contracts with 149 school districts in New York, Missouri, Vermont, Massachusetts, Illinois, California, Pennsylvania, Connecticut and New Jersey. In addition to the School Bus Division, the Company provides services to public transit systems for physically and mentally challenged passengers through the Paratransit Division, transportation for pre-kindergarten children and Medicaid recipients through the Pre-K/Medicaid Division, fixed route transit, express commuter line and charter and tour bus services through the Coach Division (collectively the "Transportation
Operations") and sells school buses and commercial vehicles (the "Bus Sales Operations"). At June 30, 2001, Atlantic had a fleet of approximately 6,800 vehicles operating from 73 facilities and provided bus sales from 5 facilities.

      For each of the years in the three year period ended June 30, 2001, the percentage of revenues from the Company's business segments were as follows:

                                                 2001       2000       1999
                                               --------   --------   --------
      Transportation Operations .........        79.8%      78.9%      75.3%
      Bus Sales Operations ..............        20.2%      21.1%      24.7%

      The School Bus Division accounted for 78.5%, 76.8% and 80.0% of the Company's Transportation Operation revenues in fiscal 2001, 2000 and 1999, respectively. The Company's school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which range from one to five years. Since 1979, Atlantic has achieved a substantial contract renewal, which management believes is due to (i) its reputation for passenger safety and providing efficient, on-time service; (ii) its long-standing relationships with the school districts it services; (iii) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement; and (iv) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than the Company in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in the Company's primary markets, especially in the New York greater metropolitan area.

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

      The Paratransit Division, which accounted for 15.9%, 18.7% and 14.7% of the Company's Transportation Operations revenues in fiscal 2001, 2000 and 1999, respectively, is the second largest division of the Transportation Operations. The terms of the Company's paratransit contracts range from one to five years. The contacts are awarded by public transit systems through a public bidding or RFP process. The Company is generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies.

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

      The  Coach  Division,  which  accounted  for  3.5%,  2.1 % and 2.4% of the
Company's Transportation Operation revenues in fiscal 2001, 2000 and 1999, respectively, operates luxury coaches for fixed route transit, express commuter services and charter and tour contracts for individual special events. The Company's contracts for coach services vary based on term and length of the trip. Coach Division charter and tour revenues are generally a function of the size and number of coaches utilized rather than the number of passengers carried.

      The Bus Sales Operations, which accounted for 20.2%, 21.1% and 24.7% of the Company's total revenues in fiscal 2001, 2000 and 1999, respectively, sells school buses and commercial vehicles primarily in New Jersey and various counties in New York. The Bus Sales Operations were acquired effective July 1, 1997.

      The principal elements of the Company's Transportation Operations cost of sales are labor and related employment expenses, fuel, parts, vehicle insurance, worker's compensation insurance and rent. Historically, cost of sales have varied directly in proportion to revenues, and approximately 94% of fiscal 2001 cost of sales were variable costs consisting of direct labor (primarily driver wages and related employment expenses), fuel costs and maintenance costs. At
June 30, 2001, approximately 79% of the Company's employees were members of various labor unions and the Company was party to 27 collective bargaining agreements, 13 of which covering 3,638 employees expire within less than 2 years. Although the Company believes that historically it has had satisfactory labor relations with its employees and their unions, the Company's inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on the Company.

      General and administrative expenses include costs associated with the Company's headquarters in Staten Island, New York and terminal office and managerial salaries. Management believes that it currently has sufficient staff to support anticipated revenues levels. Cost increases are anticipated to be offset somewhat as the Company's business grows and the Company realizes economies of scale by spreading the cost of the administrative staff and facilities over a larger revenue base.

Results of Operations

                                                                   Year Ended June 30,
                                              ------------------------------------------------------------
                                                                    ($ in millions)
                                              ------------------------------------------------------------
                                                    2001                  2000                  1999
                                              ---------------       ---------------       ----------------
Revenues ..................................   $441.6    100.0%      $402.4    100.0%      $330.3     100.0%
Gross profit ..............................     67.4     15.3         65.4     16.2         54.6      16.5
General and administrative expenses .......     28.8      6.5         25.2      6.3         22.6       6.8
Depreciation and amortization .............     23.2      5.3         18.8      4.7         12.9       3.9
Income from operations ....................     15.4      3.5         21.3      5.3         19.1       5.8
Net interest expense ......................     28.2      6.4         25.3      6.3         20.7       6.3
Non-recurring item ........................       --       --           --       --          1.2       0.4
Loss  before cumulative effect of a change
     In accounting principle ..............     (7.9)    (1.8)        (3.5)    (0.9)        (1.7)     (0.5)
Net loss ..................................     (7.9)    (1.8)        (3.8)    (0.9)        (1.7)     (0.5)

      Twelve Months Ended June 30, 2001 Compared to Twelve Months Ended June 30, 2000

      Revenues. Revenues from Transportation Operations were $352.3 million for the twelve months ended June 30, 2001 compared to $317.3 million for the twelve months ended June 30, 2000, an increase of $35.0 million or 11.0%. This increase was due primarily to (i) $4.3 million as a result of new contracts awarded (net of contracts lost); and (ii) $30.7 million due to contract rate increases and increases in service requirements of existing contracts. Revenues from Bus Sales Operations were $89.3 million for the twelve months ended June 30, 2001 compared to $85.1 million for the twelve months ended June 30, 2000, an increase of $4.2 million or 4.9%. This increase was primarily due to $3.5 million increase in new bus sales and $0.6 million increase in parts and other sales.

      Gross profit. Gross profit from Transportation Operations was $61.3 million for the twelve months ended June 30, 2001 compared to $57.7 million for the twelve months ended June 30, 2000, an increase of $3.5 million or 6.1%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit decreased to 17.4% for the twelve months ended June 30, 2001 from 18.2% for the twelve months ended June 30, 2000. This decrease was primarily due to increases in fuel costs (0.6%) and labor costs (0.8%) partially offset by a decrease in sub-contract labor costs (0.5%). Gross profit from the Bus Sales Operations was $6.1 million for the twelve months ended June 30, 2001 compared to $7.6 million for the twelve months ended June 30, 2000, a decrease of $1.5 million or 19.5%. As a percentage of revenues, gross profit decreased to 6.9% for the twelve months ended June 30, 2001 from 9.0% for the twelve months ended June 30, 2000. The reduction in gross profit percentage was due primarily to an increase in proportion of sales made of commercial vehicles which have lower margins than school buses and increased competition (primarily in the New Jersey market).

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $24.5 million for the twelve months ended June 30, 2001 compared to $21.3 million for the twelve months ended June 30, 2000, an increase of $3.2 million or 15.1%. This increase was due primarily to a net credit of $3.6 million in the fiscal year ended June 30, 2000 due to a litigation settlement partially offset by a $0.4 million reduction in advertising expenses. As a percentage of revenues, general and administrative expenses for the Transportation Operations increased to 7.0% for the twelve months ended June 30, 2001 from 6.7% for the twelve months ended June 30, 2000. General and administrative expenses for the Bus Sales Operations were $4.3 million for the twelve months ended June 30, 2001 compared to $3.9 million for the twelve months ended June 30, 2000 an increase of $0.4 million or 9.3%. This increase was due primarily to $0.1 million increases in administrative payroll and benefits and $0.1 million increases in advertising and promotional expenses. As a percentage of revenues, general and administrative expenses of the Bus Sales Operations was 4.8% for the twelve months ended June 30, 2001 compared to 4.6% for the twelve months ended June 30, 2000.

      Depreciation and amortization. Depreciation and amortization expense of Transportation Operations was $22.3 million for the twelve months ended June 30, 2001 compared to $18.0 million for the twelve months ended June 30, 2000, an increase of $4.3 million or 24.1%. This increase was primarily due to increases in depreciation of $3.9 million in connection with the purchase of new vehicles and $0.4 million increase in amortization of contract rights primarily of newly acquired subsidiaries. Depreciation and amortization expense of the Bus Sales Operations was $0.9 million for the twelve months ended June 30, 2001 and 2000, respectively.

      Income from operations. Transportation Operations income from operations was $14.4 million in fiscal 2001 compared to $18.5 million in fiscal 2000, a decrease of $4.0 million or 21.7%. This decrease was due to the net effect of the items discussed above. Bus Sales Operations income from operations was $1.0 million in fiscal 2001 compared to $2.8 million in fiscal 2000, a decrease of $1.8 million or 65.1%. This decrease was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $28.2 million for the year ended June 30, 2001 compared to $25.3 million for the year ended June 30, 2000, an increase of $2.9 million or 11.6%. This increase was due primarily to an increase in the average amount of borrowings in connection with the Company's revolving line of credit and an increase of $1.4 million in the amortization of deferred financing costs partially offset by $1.8 million reduction in interest on the Notes due to the Company's repurchase of

$30.0 million dollars of the Notes. The repurchase of the Notes using proceeds from the Company's revolving line of credit resulted in an interest savings of approximately $0.4 million for the year ended June 30, 2001.

      Net income (loss). The Company generated a net loss of $7.9 million for the fiscal year ended June 30, 2001 compared to a net loss of $3.8 million for the fiscal year ended June 30, 2000, an increase of $4.1 million.

      Twelve Months Ended June 30, 2000 Compared to Twelve Months Ended June 30, 1999

      Revenues. Revenues from Transportation Operations were $317.3 million for the twelve months ended June 30, 2000 compared to $248.6 million for the twelve months ended June 30, 1999, an increase of $68.7 million or 27.6%. This increase was due primarily to (i) $18.1 million as a result of new contracts awarded;
(ii) $33.1 million due to contract rate increases and increases in service requirements of existing contracts; and (iii) $17.5 million in revenue from acquisition of new subsidiaries. Revenues from Bus Sales Operations were $85.1 million for the twelve months ended June 30, 2000 compared to $81.7 million for the twelve months ended June 30, 1999, an increase of $3.3 million or 4.1%. This increase was primarily due to $4.0 million increase in new bus sales partially offset by $0.7 million decrease in parts and other sales.

      Gross profit. Gross profit from Transportation Operations was $57.7 million for the twelve months ended June 30, 2000 compared to $46.7 million for the twelve months ended June 30, 1999, an increase of $11.1 million or 23.7%. This increase was due primarily to the increase in revenues described above. As a percentage of revenues, gross profit decreased to 18.2% for the twelve months ended June 30, 2000 from 18.8% for the twelve months ended June 30, 1999. This decrease was primarily due to increases in fuel costs and labor due to the tight labor market. Gross profit from the Bus Sales Operations was $7.6 million for the twelve months ended June 30, 2000 compared to $7.9 million for the twelve months ended June 30, 1999, a decrease of $0.3 million or 3.4%. As a percentage of revenues, gross profit decreased to 9.0% for the twelve months ended June 30, 2000 from 9.7% for the twelve months ended June 30, 1999. This decrease was due primarily to an increase in the current year of the proportion of sales in the New Jersey market which has had historically lower gross margins than the New York market and lower margins generated by the sale of commercial vehicles.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $21.3 million for the twelve months ended June 30, 2000 compared to $18.8 million for the twelve months ended June 30, 1999, an increase of $2.3 million or 12.9%. This increase was due primarily to increases in (i) professional fees of $1.0 million and (ii) advertising and promotion expenses of $1.4 million and (iii) $3.7 million in administrative payroll and benefits due primarily to new business and acquisition of subsidiaries partially offset by $4.8 in settlement fees in connection with a litigation settlement. As a percentage of revenues, general and administrative expenses for the Transportation Operations decreased to 6.7% for the twelve months ended June 30, 2000 from 7.6% for the twelve months ended June 30, 1999. General and administrative expenses for the Bus Sales Operations were $3.9 million for the twelve months ended June 30, 2000 compared to $3.7 million for the twelve months ended June 30, 1999 an increase of $0.2 million or 5.3%. This increase was due primarily to $0.1 million increases in administrative payroll and benefits and $0.1 million increases in telephone expenses due to expansion of business. As a percentage of revenues, general and administrative expenses of the Bus Sales Operations was 4.6% for the twelve months ended June 30, 2000 and June 30, 1999.

      Depreciation and amortization. Depreciation and amortization expense of Transportation Operations was $ 18.0 million for the twelve months ended June 30, 2000 compared to $12.1 million for the twelve months ended June 30, 1999, an increase of $5.9 million or 48.9%. This increase was primarily due to increases in depreciation in connection with the purchase of new vehicles and acquisition of subsidiaries. Depreciation and amortization expense of the Bus Sales Operations was $0.9 million for the twelve months ended June 30, 2000 compared to $0.8 million for the twelve months ended June 30, 1999.

      Income from operations. Transportation Operations income from operations was $18.5 million in fiscal 2000 compared to $15.7 million in fiscal 1999, an increase of $2.8 million. This increase was due to the net effect of the items discussed above. Bus Sales Operations income from operations was $2.8 million in fiscal 2000 compared to $3.3 million in fiscal 1999, a decrease of $0.5 million or 15.2%. This decrease was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $25.3 million for the year ended June 30, 2000 compared to $20.7 million for the year ended June 30, 1999, an increase of $4.6 million or 22.1%. This increase was due primarily to an increase in the average amount of borrowings in connection with the Company's revolving line of credit and $2.4 million additional interest in connection with additional debt incurred for the purchase of subsidiaries.

      Non-recurring item. Non-recurring item was $1.2 million in fiscal 1999 which represented fees and expenses (other than bondholder consent fees), paid by the shareholders of AETG for the benefit of the Company. There were no non-recurring items for the year ended June 30, 2000.

      Net income (loss). The Company generated a net loss of $3.8 million for the fiscal year ended June 30, 2000 compared to a net loss of $1.7 million for the fiscal year ended June 30, 1999, an increase of $2.1 million.

Liquidity and Capital Resources

      Capital expenditures for the fiscal years ended June 30, 2001 and June 30, 2000 totaled $32.8 million and $33.5 million, respectively. Management anticipates capital expenditures of approximately $18.5 million in fiscal 2002 in connection with new contracts, normal replacement of vehicles and maintenance capital expenditures.

      The majority of these capital expenditures will be incurred in the Company's first quarter which is its seasonal low period. The Company believes that the Receivable Agreement, along with its $125 million Facility (of which $8.3 million was available at June 30, 2001) and the equity contribution received from AETG in September 2001 will provide it with sufficient liquidity to conduct its operations for the coming fiscal year.

      The Company intends to seek to selectively continue to acquire contracts, especially those requiring minimum capital expenditures, to the extent that it is able to finance these from operating cash flows and/or additional equity contributions from AETG.

      The statements regarding the Company's anticipated capital expenditures and service requirements are "forward looking" statements which involve unknown risks and uncertainties, such as the Company's ability to meet or exceed its growth plans and/or available financing, which may cause actual capital expenditures to differ materially from currently anticipated amounts.

      Net Cash Provided By (Used in) Operating Activities. Net cash used in operating activities was $3.6 million for the fiscal year ended June 30, 2001 primarily due to a $7.9 million net loss, $17.0 million of funds used for working capital and a $6.1 million increase in deferred income taxes partially offset by $26.3 million of non-cash items of depreciation and amortization and $1.1 million other sources of funds. Net cash provided by operating activities was $13.9 million for the fiscal year ended June 30, 2000 primarily due to $1.3 million of funds provided by working capital plus non-cash items of depreciation and amortization of $20.7 million partially offset by a $3.8 million net loss, $1.2 million increase in deferred tax assets, $1.1 million decrease in other long-term liabilities and $1.8 million other net uses of funds.

      Net Cash Provided by (Used in) Investing Activities. For the fiscal year ended June 30, 2001, the Company made $32.8 million of capital expenditures to acquire additional vehicles, property and equipment. Of these capital expenditures $0.7 million were directly financed and the balance were financed from operating cash flows. For the fiscal year ended June 30, 2000, the Company made $33.5 million of capital expenditures to acquire additional vehicles, property and equipment. Of these capital expenditures $1.2 million were directly financed and the balance were financed from operating cash flows. In addition the Company made $2.7 million of net dispositions of marketable securities, which securities were held by Atlantic North.

      In August 2001, the Company was awarded a five year contract (with two one-year renewal options) by the New York City Transit Authority (the "T.A."). Pursuant to the terms of the contract, the T.A. will provide all of the required vehicles and as a result, the Company will not be required to make significant capital expenditures relating to the contract.

      In August 2000 the Company was awarded a one year contract by South Carolina Electric and Gas ("SCE&G"), to run the transit system in Columbia, South Carolina. Pursuant to the contract SCE&G provided the Company with the majority of all required vehicles and as a result, the Company was not required to make significant capital expenditures relating to the contract. In June 2001 the Company was awarded a one year contract (with two one year renewal options) by the New York City Economic Development Commission (the "EDC") to provide an express commuter service from Staten Island, New York into Manhattan, New York. This service is the first subsidized transit contract for the Company. The Company has leased 20 luxury to coaches to provide this service.

      Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities totaled $38.8 million for the fiscal year ended June 30, 2001 due to (i) a $4.5 million cash contribution as part of a $10.0 million capital contribution from the Company's parent, AETG; (ii) $106.2 million of net borrowings under the Company's revolving line of credit; (iii) $9.7 million of insurance premium financing, partially offset by $46.4 million of principal payments on borrowings, repayment of $30.0 million of the Company's 10 3/4% Senior Secured Notes due 2004 and $5.2 million of deferred financing costs. In addition AETG contributed $5.5 million of vehicles to the Company. The Company incurred $0.7 million of indebtedness to directly finance capital expenditures for the year ended June 30, 2001. Net cash provided by financing activities totaled $32.5 million for the fiscal year ended June 30, 2000, due primarily to
(i) $26.1 million capital contributions from AETG; (ii) $22.1 million of additional borrowings partially offset by $12.2 repayment of debt in connection with acquisition of subsidiaries, $1.5 million debt amortization requirements, $1.3 million reduction in borrowings under the Company's revolving line of credit and $0.5 million in deferred financing costs. In addition the Company incurred $1.2 million of indebtedness to directly finance capital expenditures for the year ended June 30, 2002.

      The cost of automobile liability insurance has increased dramatically due to the tight insurance market. The Company's new policy insures up to $100 million per occurrence, subject to a $250,000 deductible per occurrence and an aggregate maximum deductible of approximately $11 million for eight months (the policy term), subject to a refund based upon a calculation of ratable incurred losses valued as of a date 18 months (or as otherwise agreed to) after the rating plan period. In management's opinion, based upon prior years actual losses, its automobile liability insurance costs will increase approximately $6.0 to $8.0 million for the year ended June 30, 2002 over the year ended June 30, 2001.

      At June 30, 2001, the Company's total debt and stockholder's equity were $246.4 million and $47.9 million, respectively. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will depend upon its future performance, which will be subject to general economic conditions, its ability to achieve cost savings and other financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company cannot generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of such debt (including the Notes), sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.

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

      The Bus Sales Operations are also seasonal in nature. Approximately 44% and 45% of the annual sales of Bus Sales Operations occurred in the quarters ended September 30, 2000 and 1999, respectively. In addition, the working capital needs of the operation have tended to increase during that quarter in response to the higher seasonal sales volume and because inventory is at its highest during July and August prior to heavy seasonal school bus deliveries.

                                                                      ($ in millions)
                         --------------------------------------------------------------------------------------------------------
                                     Fiscal 2001                        Fiscal 2000                         Fiscal 1999
                         ----------------------------------   --------------------------------    -------------------------------
                           Sept.    Dec.     Mar.     June     Sept.   Dec.      Mar.     June     Sept.    Dec.    Mar.     June
                            30,      31,      31,      30,      30,     31,       31,      30,      30,      31,     31,      30,
                           2000     2000     2001     2001     1999    1999      2000     2000     1998     1998    1999     1999
                          ------   ------   ------   ------   ------   ------   ------   ------   ------   -----   -----   ------
Revenue ...............   $100.3   $109.3   $110.9   $121.0   $ 86.9   $102.5   $106.7   $106.3   $ 71.0   $85.0   $77.3   $ 97.0
Income (loss)
 from operations ......     (3.8)     6.1      4.3      8.8     (3.1)     7.3      9.6      7.5     (1.1)    7.8     5.7      6.7
Net income (loss)
 before extra-ordinary
 item and
 cumulative effect of a
 change in accounting
 principle ............     (5.9)    (1.3)    (1.3)     0.7     (5.2)     0.3      1.6     (0.2)    (3.2)    0.6     0.3      6.0
EBITDA (1) ............      2.1     11.7      9.9     14.9      1.0     11.8     14.9      1.8      8.8    10.4    12.4     11.0

Cash flows from:
 Operating activities .      2.4     (6.6)    (0.5)    (1.1)     0.9     10.2     (5.0)     9.8    (10.3)    9.5     5.2    (12.0)
 Investing activities .    (16.7)    (3.9)   (14.0)    (4.2)   (19.3)    (5.7)   (15.8)    (2.5)   (16.2)   (8.3)   (1.3)    (7.1)
 Financing activities .     11.3      9.9     14.2      3.4     19.1      2.8     15.0     (4.4)    (4.4)   (2.0)   17.2

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

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from fluctuations in interest rates, which could impact its consolidated financial position, results of operations and cash flows. The Company manages the exposure to market risk through its regular operating and financing activities. The Company does not use derivative financial instruments for speculative or trading purposes and does not maintain such instruments that may expose it to significant market risk.

      Our earnings are sensitive to changes in short-term interest rates as a result of our borrowings under variable rate debt. If interest rates increase by 10 percent for the year ending June 30, 2002, our interest expense would increase, and income before income taxes would decrease, by approximately $0.9 million. This analysis does not consider the effects of the reduced level of overall economic activity, or other factors that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

      In addition, the Company manages its fuel costs to reduce its exposure to market changes. Fuel costs are sensitive to market changes as well as the overall growth or decline of the Company's business. Changes in fuel costs would result in an increase or decrease in the Company's gross margin percentage. Based on a hypothetical 10 percent increase in fuel costs for the year ended June 30, 2001, the total costs would be equivalent to an increase in cost of $1.6 million, or .37% of total revenues.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements, which appears on Page F-1 hereof.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the members of the Board of Directors and executive officers of the Company as of September 28, 2001. Directors serve for a term of one year or until their successors are elected and qualified.

Name                     Age                Position
----                     ---                --------

Domenic Gatto ........   52   Director, President and Chief Executive Officer
Nathan Schlenker .....   63   Chief Financial Officer, Executive Vice President,
                              Secretary and Treasurer
Jerome Dente .........   55   Chief Operating Officer
Noel Cabrera .........   41   Executive Vice President
David Kessler ........   61   Vice President and Director of the Paratransit
                              Division
Douglas Danforth .....   79   Director
Sanjay Patel .........   40   Chairman of the Board
Thomas Inglesby ......   44   Director

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

      The Company and AETG have entered into an employment agreement with Domenic Gatto which provides for his continued employment with the Company as President and Chief Executive Officer and to serve upon the Board of Directors of the Company until November 3, 2002, unless earlier terminated, subject to extension by the Board of Directors for up to three years. The employment term may be terminated with or without cause. The agreement provides for an annual base salary of $350,000 commencing November 4, 1998 ("Effective Date") subject to annual increases by a percentage equal to the percentage increase in the Regional CPI, provided that such increase shall in no event be more than 5% or less than 3% of the base salary. In addition the agreement provided for bonuses of $260,000 each on the six month and 12 month anniversary of the Effective Date. Upon the sale of 66% of the stock of AETG owned by the majority shareholder, an initial public offering of AETG or a merger, recapitalization or other similar event, Mr. Gatto is entitled to a bonus of up to $1,500,000. The agreement also contains covenants for non-competition, non-solicitation and confidentiality upon the termination of his employment.

      The Company and AETG entered into an employment agreement with Nathan Schlenker ("Schlenker") which provided for his continued employment with the Company as Chief Financial Officer, commencing on the Effective Date and expiring on November 3, 2000 (as extended). On July 19, 2000 the Company and AETG entered into a new employment agreement with Schlenker expiring on November 3, 2001, unless earlier terminated, subject to extension by Board of Directors for one year. This agreement provides for an annual base salary of $240,000, subject to the same annual increases as Domenic Gatto. The agreement also contains covenants for non-competition, non-solicitation and confidentiality upon the termination of the employment. On September 1, 2001, this agreement was extended to a new expiration date of November 2, 2002.

                           Summary Compensation Table
                             Annual Compensation(1)

                                         Fiscal                          Other Annual    All Other
Name and Principal Position               Year    Salary     Bonus       Compensation  Compensation
---------------------------               ----    ------     -----       ------------  ------------
Domenic Gatto .........................   1999   $433,122   $    --      $106,353(2)   $260,000(3)
President and Chief Executive Officer     2000   $374,588   $55,000      $ 67,316(2)   $260,000(3)
                                          2001   $395,622   $    --      $ 67,316(2)   $     --

Nathan Schlenker ......................   1999   $208,487   $ 3,500      $     --      $     --
Chief Financial Officer, Executive Vice   2000   $231,275   $49,000      $     --      $     --
President, Secretary and Treasurer        2001   $253,864   $20,000      $     --      $     --

Jerry Dente ...........................   1999   $116,154   $ 8,000      $     --      $     --
Chief Operating Officer                   2000   $134,529   $18,500      $     --      $     --
                                          2001   $143,256   $15,000      $     --      $     --

Noel Cabrera ..........................   1999   $103,731   $ 3,000      $     --      $     --
Executive Vice President                  2000   $111,257   $18,500      $     --      $     --
                                          2001   $118,433   $14,000      $     --      $     --

David Kessler(4) ......................   2001   $ 98,054   $17,250      $     --      $     --
Executive Vice President

----------
(1) There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals named in the table. There is no applicable defined benefit plan under which benefits are determined other than 401(k) and deferred compensation contributions made.

(2) Includes (i) $25,800 for automobile allowance; (ii) $35,000 for life insurance allowance; and (iii) for 1999, $38,458 for vacation time not taken.

(3)   Bonus in relation to change of control.

(4) For 1999 and 2000, this executive's compensation has been omitted in accordance with Securities and Exchange Commission rules.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      AETG owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of AETG as of September 12, 2001 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of AETG; (iii) AETG's Chief Executive Officer and the other executive officers listed in the Summary Compensation Table above; and (iv) all current directors and executive officers of AETG as a group.

                                                                Percentage of
                                              Number           all Outstanding
Name(1)                                      of Shares         Shares Owned(10)
-------                                      ---------         ----------------
Domenic Gatto ............................    71,070.77(5)          6.28%
Nathan Schlenker .........................      2014.94(6)          0.18%
Jerry Dente ..............................           --               --
Noel Cabrera .............................      1514.94(7)          0.14%
David Kessler ............................           --               --
Douglas Danforth(2) ......................      1875.00(8)          0.17%
Sanjay Patel(3) ..........................           --               --
Thomas Inglesby(3) .......................           --               --
GSCP II Holdings (AE), LLC(4) ............ 1,022,673.60(9)         91.31%
All directors and executive
  officers of AETG as a group                 76,475.65
  (8 persons) ............................   (5)(6)(7)(8)           6.73%

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

(4) The business address of GSCP II Holdings (AE), LLC is 12 East 49th Street, Suite 3200, New York, New York 10017.

(5) Includes (i) 12,119.4 shares of Common Stock of AETG issuable upon exercise of options at a price of $100.00 per share and (ii) 1,500 shares of Series A Convertible Preferred Stock of AETG convertible into 1,500 shares of Common Stock of AETG.

(6) Includes (i) 1,514.94 shares of Common Stock of AETG issuable upon exercise of options at a price of $100.00 per share and (ii) 500 shares of Series A Convertible Preferred Stock of AETG convertible into 500 shares of Common Stock of AETG.

(7) Shares of Common Stock of AETG issuable upon exercise of options at a price of $100.00 per share.

(8) Shares of Common Stock of AETG issuable upon exercise of warrants at a price of $100.00 per share.

(9) Includes (i) 70,000 shares of Series A Convertible Preferred Stock of AETG convertible into 70,000 shares of Common Stock of AETG; (ii) 62,000 shares of Series B Convertible Preferred Stock of AETG convertible into 62,000 shares of Common Stock of AETG; and (iii) 20,000 shares of Series C Convertible Preferred Stock of AETG convertible into 20,000 shares of Common Stock of AETG.

(10) Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.

      Acquisition  of AETG.  On October 27,  1998,  the holders of a majority in principal  amount  of the  Company's  Notes  consented  to an  amendment  to the
Indenture relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the
Indenture so that the Company would not be required as a result of the Recapitalization to offer to purchase all of the Notes then outstanding at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued interest to the date of repurchase. On November 4, 1998 the Recapitalization was consummated. As a result, Buyer acquired an approximately 88% equity interest in a recapitalized AETG.

      The   Recapitalization,   including  the  related  transaction  costs  and
expenses, incurred by the Buyer, Wafra Acquisition Fund 4, LP. ("Wafra"), Domenic, Michael and Patrick Gatto (the "Gattos") (except for costs relating to the Consent) were funded by equity capital provided to AETG by the Buyer. 50% of the costs associated with the Consent were funded by equity capital provided to AETG by the Buyer and the balance of such costs were funded by equity capital provided to AETG by Domenic Gatto and Wafra.

      In connection with the Recapitalization, AETG's authorized stock was amended to consist of a single class of common stock. Previously, AETG was authorized to issue 228 shares of Common Stock with no par value of which 88 shares with no par value were issued and outstanding and 72 shares of Preferred Stock with a per share $.01 par value of which 72 shares were issued and outstanding. On November 4, 1998, AETG amended its Certificate of Incorporation to authorize the issuance of 1,650,000 shares of Common Stock with a per share $.001 par value and to eliminate all authorized Preferred Shares. Each share of Common Stock and Preferred Stock were exchanged for 7,954,545 shares of Common Stock. Buyer acquired approximately 88% of the Common Stock of the recapitalized AETG, and AETG repurchased all of the shares of AETG held by Michael and Patrick Gatto and a portion of shares held by Domenic Gatto and Wafra, which left them approximately 8% and 4% of the Common Stock, respectively.

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

      As part of the Recapitalization, the Stockholders' Agreement dated as of February 28, 1994 among AETG, the Gattos and Wafra was terminated. The Buyer and the other stockholders of AETG, including Domenic Gatto and Wafra, entered into a new Stockholders' Agreement (as amended the "New Stockholders Agreement") dated as of November 4, 1998.

      The New Stockholders Agreement provides for, among other things (i) election of five directors, a majority of whom would be designated by the Buyer and which would include Domenic Gatto for so long as he is employed by AETG;
(ii) removal of any director, with or without cause, upon notification by the Buyer of its desire for such removal; and (iii) replacement of any director designated by the Buyer who ceases to serve on the board of directors with another designee of the Buyer.

      The New Stockholders Agreement also contains provisions that, among other things and subject to certain exceptions, including any restrictions imposed by applicable law or by AETG's or the Company's debt agreements (i) provide for put and call rights in the event Domenic Gatto or a Management Stockholder (as defined in the New Stockholders Agreement) is no longer employed by the Company;
(ii) provide for put rights for Wafra upon the sixth anniversary of the New Stockholders Agreement or upon the sale by Domenic Gatto of all his shares of capital stock of AETG; (iii) restrict the ability of Domenic Gatto and the Management Stockholders to transfer their respective ownership interests, other than in certain limited circumstances or by transfers to Permitted Transferees (as defined in the New Stockholders Agreement); (iv) restrict the ability of Wafra and a certain other stockholder to transfer their respective ownership interests other than in certain limited circumstances; (v) provide in certain circumstances for demand and piggyback registration rights for the Buyer and its affiliates that own Common Stock of AETG and for demand registration rights for Wafra, the costs of such registrations to be borne by AETG; (vi) provide tag-along rights to the remaining stockholders to participate in certain sales by the Buyer of capital stock of AETG; and (vii) provide drag along rights pursuant to which the stockholders would agree to sell their shares of capital stock to an independent third party if the Buyer approves such a sale.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to and in contemplation of the Recapitalization, AETG sold its wholly owned subsidiary G. Entertainment, Inc. along with its wholly owned subsidiaries (collectively "G. Entertainment"), which made up AETG's entertainment business, to the Gattos. Three subsidiaries of G. Entertainment were collectively indebted to the Company in the amount of $4.8 million as of June 30, 1997 pursuant to a promissory note (the "Entertainment Note"). Such indebtedness resulted from numerous intercompany loans among the various subsidiaries of AETG prior to the formation of the Company. During the last quarter of fiscal 1998, two of these subsidiaries suffered a precipitous decline and the Company took a $4.6 million non-recurring charge and wrote the Entertainment Note down to $510,000. On November 4, 1998, after receiving a fairness opinion issued by an investment bank of national standing, the Company sold the Entertainment Note to the Gattos. The sale price was $510,000 (the book value of the note), plus an amount equal to one-half of the net proceeds received from any sale of assets of two of these subsidiaries within a 12 month period from the date of closing. There was no sale of assets within the prescribed period.

      The Company's Coach Division is operated through its wholly owned subsidiary, Atlantic Express Coachways, Inc. ("Coachways"), which leases "Park & Ride" and administrative facilities from Showplace Bowling Center, Inc. ("Showplace"), a wholly owned subsidiary of G. Entertainment. The administrative facilities consist of an office and ticket sales facilities. The lease also provides for use of parking facilities for commuters who purchase express tickets on Coachways' express bus service between Staten Island and Manhattan in New York City. The lease, which is for a term of 10 years, with two five-year renewal options, commenced July 1, 1995 for an annual base rental of $180,000 (increased to $200,520 effective May 1, 2000). The Company believes that the rental reflects the reasonable market value for the lease.

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

      On December 21, 2000 the Company entered into a tax sharing agreement with AETG whereby each of the parties agreed to file consolidated tax returns and contribute their portion of income tax liability based upon each of their respective taxable incomes.

      At June 30, 2001, the Company had a non-interest bearing receivable from AETG of $805,540. Such amount arose as a result of advances to AETG.

      Commencing August 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit 20% of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within 120 days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchases of any such vehicles. During the year ended June 30, 2001, total payments made by Central under this agreement were $29.3 million. The amount to be paid in fiscal 2002 will depend upon the number of buses that Central purchases under this agreement.

      In August 1997, in connection with the acquisition of Central, the Company purchased real property, which serves as the primary operating facilities of Central, from Mr. Denney, a former shareholder of Central for a purchase price of $2.2 million and issued mortgage notes. The notes are being amortized over 15 years with a five year balloon payment. Mr. Denney continues to be employed by the Company as President of Central.

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

                                           ATLANTIC EXPRESS TRANSPORTATION CORP.

                                           By: /s/ DOMENIC GATTO
                                               ---------------------------------
                                               Domenic Gatto
                                               Director, President and Chief
                                               Executive Officer
                                               Date: October 10, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                             Title                          Date
----                             -----                          ----

/s/   DOMENIC GATTO              Director, President and        October 10, 2001
------------------------------   Chief Executive Officer
      Domenic Gatto

/s/   NATHAN SCHLENKER           Chief Financial Officer,       October 10, 2001
------------------------------   Executive Vice President,
      Nathan Schlenker           Secretary and Treasurer

/s/   DOUGLAS DANFORTH           Director                       October 10, 2001
------------------------------
      Douglas Danforth

/s/   SANJAY PATEL               Chairman of the Board          October 10, 2001
------------------------------
      Sanjay Patel

/s/   THOMAS INGLESBY            Director                       October 10, 2001
------------------------------
      Thomas Inglesby

             Atlantic Express Transportation Corp. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants .........................           F-2

Consolidated Balance Sheets as of June 30, 2001 and 2000 .........           F-3

Consolidated Statements of Operations for the Years Ended
June 30, 2001, 2000 and 1999 .....................................           F-4

Consolidated Statements of Stockholder's Equity for
the Years Ended June 30, 1999, 2000 and 2001 .....................           F-5

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2001, 2000 and 1999 .....................................       F-6-F-8

Notes to Consolidated Financial Statements .......................      F-9-F-23

Schedule II - Valuation and Qualifying Accounts for
the Years Ended June 30, 1999, 2000 and 2001 .....................          F-24

                    Report of Independent Public Accountants

To the Board of Directors and Stockholder of Atlantic Express Transportation Corp.

      We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

                                                   Arthur Andersen LLP

New York, New York
September 28, 2001

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                             June 30,
                                                   -----------------------------
                                                       2001             2000
                                                   ------------     ------------
                     Assets
Current:
     Cash and cash equivalents .................   $  1,909,719     $  5,585,901
     Current portion of marketable securities ..      5,282,000        1,461,000
     Accounts receivable, net of allowance for
       doubtful accounts of $1,175,000 and
       $1,709,000 in 2001 and 2000, respectively     69,699,369       57,911,467
     Inventories ...............................     14,484,980       10,675,606
     Notes receivable ..........................         33,459           15,901
     Prepaid expenses and other current assets .     17,067,262        7,129,168
                                                   ------------     ------------
               Total current assets ............    108,476,789       82,779,043
                                                   ------------     ------------
Property, plant and equipment, at cost, less
  accumulated depreciation .....................    175,655,190      158,784,748
                                                   ------------     ------------
Other assets:
     Goodwill, net .............................     11,491,698       11,817,606
     Investments ...............................        488,150           35,000
     Marketable securities, net of
        current portion ........................      6,697,337        6,691,661
     Transportation contract rights, net .......     19,577,871       21,586,626
     Deferred financing and organization
        costs, net .............................      8,791,385        7,080,118
     Due from parent company ...................        805,540          837,300
     Notes receivable ..........................        166,541               --
     Deposits and other noncurrent assets ......      3,540,280        4,316,475
     Deferred tax assets .......................     10,045,465        3,954,168
     Covenant not to compete, net ..............        395,000          521,000
                                                   ------------     ------------
               Total other assets ..............     61,999,267       56,839,954
                                                   ------------     ------------
                                                   $346,131,246     $298,403,745
                                                   ============     ============
       Liabilities and Stockholder's Equity
Current:
     Current portion of long-term debt .........   $  1,795,144     $  1,907,563
     Insurance financing payable ...............      9,724,226               --
     Accounts payable ..........................      4,607,497        2,759,257
     Accrued compensation ......................     10,114,488        7,277,106
     Current portion of insurance reserve ......      6,330,000        3,200,000
     Accrued interest ..........................      6,841,781        7,315,366
     Other accrued expenses and current
        liabilities ............................     11,809,590       10,491,120
                                                   ------------     ------------
               Total current liabilities .......     51,222,726       32,950,412
                                                   ------------     ------------

Long-term debt, net of current portion .........    244,637,001      214,470,878
                                                   ------------     ------------
Premium on bond issuance .......................        470,115          771,750
                                                   ------------     ------------
Other long-term liabilities ....................      1,873,272        1,877,517
                                                   ------------     ------------
Commitments and contingencies

Stockholder's equity:
     Common stock, no par value, authorized
        shares 200; issued and outstanding 100 .        250,000          250,000
     Additional paid-in capital ................     56,698,517       46,698,517
     Retained earnings (accumulated deficit) ...     (7,487,911)         536,372
     Accumulated other comprehensive (loss)
        income .................................     (1,532,474)         848,299
                                                   ------------     ------------
               Total stockholder's equity ......     47,928,132       48,333,188
                                                   ------------     ------------
                                                   $346,131,246     $298,403,745
                                                   ============     ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                               Year Ended June 30,
                                                 -----------------------------------------------
                                                     2001              2000            1999
                                                 -------------    -------------    -------------
Revenues:
  Transportation Operations ..................   $ 352,321,191    $ 317,293,121    $ 248,610,791
  Bus Sales Operations .......................      89,256,672       85,078,295       81,739,086
                                                 -------------    -------------    -------------
Total revenues ...............................     441,577,863      402,371,416      330,349,877
                                                 -------------    -------------    -------------
Costs and expenses:
  Cost of operations - Transportation
    Operations ...............................     291,041,645      259,560,915      201,945,717
  Cost of operations - Bus Sales Operations ..      83,121,907       77,454,772       73,845,585
  General and administrative .................      28,813,036       25,224,381       22,588,874
  Depreciation and amortization ..............      23,162,018       18,840,535       12,913,839
                                                 -------------    -------------    -------------
Total operating costs and expenses ...........     426,138,606      381,080,603      311,294,015
                                                 -------------    -------------    -------------
  Income from operations .....................      15,439,257       21,290,813       19,055,862
Interest expense, net ........................     (28,246,804)     (25,301,933)     (20,714,979)
Other expense ................................        (728,669)        (527,614)        (224,588)
                                                 -------------    -------------    -------------
  Loss before nonrecurring item, benefit from
    income taxes and cumulative effect of a
    change in accounting principle ...........     (13,536,216)      (4,538,734)      (1,883,705)

  Nonrecurring item - recapitalization expense              --               --        1,223,161
                                                 -------------    -------------    -------------

  Loss before benefit from income taxes and
    cumulative effect of a change in
    accounting principle .....................     (13,536,216)      (4,538,734)      (3,106,866)
Benefit from income taxes ....................       5,633,933        1,074,853        1,398,089
                                                 -------------    -------------    -------------

  Loss before cumulative effect of a
    change in accounting principle ...........      (7,902,283)      (3,463,881)      (1,708,777)

Cumulative effect of a change in accounting
  principle, net of benefit from income
  taxes of $245,875 ..........................              --         (300,511)              --
                                                 -------------    -------------    -------------
Net loss .....................................   $  (7,902,283)   $  (3,764,392)   $  (1,708,777)
                                                 =============    =============    =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                    Years ended June 30, 1999, 2000 and 2001

                                                                          Retained      Accumulated
                                                                          earnings         other
                                         Common stock    Additional     (accumulated   comprehensive   Comprehensive
                                         No par value  paid-in capital    deficit)     income (loss)   (loss) income       Total
                                         ------------  ---------------    --------     -------------   -------------       -----
Balance, June 30, 1998 ...............        250,000     13,188,926      6,354,353         376,293                      20,169,572

Contribution from parent
  company ............................             --      4,750,000             --              --                       4,750,000

Contribution for
 recapitalization expense ............             --      2,709,591             --              --    $         --       2,709,591

Net loss .............................             --             --     (1,708,777)             --      (1,708,777)     (1,708,777)

Distributions to parent
  company ............................             --             --       (229,049)             --              --        (229,049)

Unrealized gain on
  marketable securities ..............             --             --             --         549,657         549,657         549,657
                                                                                                       ------------
Comprehensive loss ...................             --             --             --              --    $ (1,159,120)             --
                                         ------------   ------------   ------------    ------------    ============    ------------
Balance, June 30, 1999 ...............        250,000     20,648,517      4,416,527         925,950                      26,240,994

Contribution from parent
  company ............................             --     26,050,000             --              --    $         --      26,050,000

Net loss .............................             --             --     (3,764,392)             --      (3,764,392)     (3,764,392)

Distributions to parent
  company ............................             --             --       (115,763)             --              --        (115,763)

Unrealized loss on
  marketable securities ..............             --             --             --         (77,651)        (77,651)        (77,651)
                                                                                                       ------------
Comprehensive loss ...................             --             --             --              --    $ (3,842,043)             --
                                         ------------   ------------   ------------    ------------    ============    ------------
Balance, June 30, 2000 ...............        250,000     46,698,517        536,372         848,299                      48,333,188
                                         ------------   ------------   ------------    ------------                    ------------
Contribution from parent
  company ............................             --     10,000,000             --              --              --      10,000,000

Net loss .............................             --             --     (7,902,283)             --      (7,902,283)     (7,902,283)

Distributions to parent
  company ............................             --             --       (122,000)             --              --        (122,000)

Unrealized loss on
  marketable securities ..............             --             --             --      (2,380,773)     (2,380,773)     (2,380,773)
                                                                                                       ------------
Comprehensive loss ...................             --             --             --              --    $(10,283,056)             --
                                         ------------   ------------   ------------    ------------    ============    ------------
Balance, June 30, 2001 ...............   $    250,000   $ 56,698,517   $ (7,487,911)   $ (1,532,474)                   $ 47,928,132
                                         ============   ============   ============    ============                    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                            Year Ended June 30,
                                                -------------------------------------------
                                                    2001           2000             1999
                                                -----------     -----------     -----------
Cash flows from operating activities:
  Net loss ..................................   $(7,902,283)    $(3,764,392)    $(1,708,777)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  (Gain) loss on sale of marketable
    securities and investments ..............       364,852      (1,220,620)     (1,274,138)
  (Gain) loss on sale of fixed assets .......       276,012           3,674              --
  Deferred income taxes .....................    (6,091,297)     (1,320,726)     (1,740,284)
  Depreciation ..............................    20,422,934      16,411,451      11,020,621
  Amortization ..............................     5,887,732       4,278,771       2,618,082
  Write-off of doubtful accounts receivable .            --          51,000              --
  Reserve for doubtful accounts receivable ..       120,000         120,000         120,000
  Recapitalization expense ..................            --              --       1,223,161
  Decrease (increase) in:
    Accounts receivable .....................   (11,907,902)     (5,984,695)    (11,962,490)
    Inventories .............................    (3,809,374)      4,781,214      (4,458,957)
    Prepaid expenses and other current assets    (9,938,094)       (277,810)       (843,828)
    Deferred lease expense ..................            --         148,155         185,960
    Deposits and other noncurrent assets ....       776,195        (941,781)     (1,894,710)
  Increase (decrease) in:
    Accounts payable ........................     1,848,240        (590,807)        138,253
    Accrued expenses and other current
     liabilities ............................     6,812,267       3,396,192       3,629,394
    Other long-term liabilities .............      (474,823)     (1,146,012)     (2,617,606)
                                                -----------     -----------     -----------
    Net cash provided by (used in)
     operating activities ...................    (3,615,541)     13,943,614      (7,565,319)
                                                ===========     ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                              Year Ended June 30,
                                               -----------------------------------------------
                                                   2001              2000             1999
                                               -------------    -------------    -------------
Cash flows from investing activities:
  Acquisition of subsidiaries (net of cash
   acquired of $0, $97,584 and $699,808
   in 2001, 2000 and 1999, respectively) ...   $    (453,150)   $ (14,885,349)   $ (10,577,043)
  Proceeds from sale of fixed assets .......         652,431        1,217,842               --
  Additions to property, plant and equipment     (32,035,019)     (32,226,324)     (23,970,591)
  Purchase of transportation contract rights        (226,394)         (49,667)         (80,532)
  Payments for covenant not to compete .....         (50,000)        (225,000)              --
  Due from parent company ..................          31,760           15,000         (179,711)
  Notes receivable .........................        (184,099)          27,557        1,673,967
  Marketable securities and investments ....      (6,572,301)       2,701,688          184,352
                                               -------------    -------------    -------------
    Net cash used in investing activities ..     (38,836,772)     (43,424,253)     (32,949,558)
                                               -------------    -------------    -------------

Cash flows from financing activities:
  Capital contributed from parent company ..       4,547,980       26,050,000        4,750,000
  Proceeds of additional borrowings ........     106,245,264       22,125,000       32,889,608
  Principal payments on borrowings .........     (76,455,060)     (15,042,189)      (7,415,087)
  Insurance financing payable ..............       9,724,226               --               --
  Deferred financing and organization
   costs ...................................      (5,164,279)        (531,880)        (671,760)
  Other ....................................        (122,000)        (115,763)        (229,049)
                                               -------------    -------------    -------------
    Net cash provided by financing
     activities ............................      38,776,131       32,485,168       29,323,712
                                               -------------    -------------    -------------
Net increase (decrease) in cash and
 cash equivalents ..........................      (3,676,182)       3,004,529      (11,191,165)
Cash and cash equivalents, beginning of year       5,585,901        2,581,372       13,772,537
                                               -------------    -------------    -------------
Cash and cash equivalents, end of year .....   $   1,909,719    $   5,585,901    $   2,581,372
                                               =============    =============    =============
Supplemental disclosures of cash
 flow information:
  Cash paid during the year for:
    Interest ...............................   $  25,668,982    $  22,822,876    $  20,238,285
    Income taxes ...........................         294,773          217,005          157,434
                                               =============    =============    =============
Supplemental schedule of noncash investing
 and financing activities:
  Loans incurred for purchase of property,
   plant and equipment .....................   $     734,078    $   1,225,152    $   6,055,359
  Buses contributed as additional paid-in
   capital .................................       5,452,020               --               --
  Liability incurred for contract rights ...              --          415,320               --
  Additional paid-in capital contributed
   for bondholder consent fees and expenses               --               --        2,709,591
                                               =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

      Supplemental Schedule on Non Cash Investing and Financing Activities

For the year ended June 30, 2001:

The Company acquired all of the capital stock of Wrightholm Bus Line, Inc. for $453,150.


For the Year Ended June 30, 2000:

The Company purchased all of the capital stock of the following companies for $25,657,468.

                                                                    Robert L.
                                    T-NT Bus                      McCarthy & Son
                                  Service, Inc.  Transcomm, Inc.       Inc.          Total
                                  ------------    ------------    ------------    ------------
Fair value of assets acquired .   $ 11,063,986    $ 11,476,460    $  5,266,830    $ 27,807,276
Cash paid for the capital stock     (3,967,746)     (7,373,192)     (3,641,995)    (14,982,933)
Repayment of debt upon closing      (6,349,390)     (3,156,934)     (1,168,211)    (10,674,535)
                                  ------------    ------------    ------------    ------------
   Liabilities assumed ........   $    746,850    $    946,334    $    456,624    $  2,149,808
                                  ============    ============    ============    ============

For the Year Ended June 30, 1999:

The Company purchased all of the capital stock of the following companies for $16,928,901. In conjunction with the acquisitions, liabilities were assumed as follows-

                                                Fiore Bus
                                             Service, Inc.,
                                                McIntire                                              James H.
                                             Transportation,                                          McCarty
                                             Inc., R. Fiore                                           Limousine
                                              Bus Service,                                          Service, Inc.
                                             Inc., and Groom        Mountain                         and Airport
                                             Transportation,     Transit, Inc.     Winsale, Inc.    Services, Inc.        Total
                                               ------------      ------------      ------------      ------------      ------------
Fair value of assets acquired ............     $  7,654,207      $  3,864,876      $  3,322,901      $  3,979,453      $ 18,821,437
Cash paid for the capital stock ..........       (6,020,011)       (1,306,104)       (1,685,554)       (2,265,182)      (11,276,851)
Repayment of debt upon closing ...........         (760,062)       (1,940,042)       (1,286,701)       (1,665,245)       (5,652,050)
                                               ------------      ------------      ------------      ------------      ------------
 Liabilities assumed .....................     $    874,134      $    618,730      $    350,646      $     49,026      $  1,892,536
                                               ============      ============      ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Business

      Atlantic Express Transportation Corp. ("AETC" or the "Company"), a wholly owned subsidiary of Atlantic Express Transportation Group Inc. ("AETG"), is one of the largest providers of school bus transportation in the United States, providing services to various municipalities in New York, Missouri, Vermont, Massachusetts, Illinois, California, Pennsylvania, Connecticut and New Jersey. In addition to its school bus transportation operations, AETC also provides services to public transit systems for physically or mentally challenged passengers, fixed route transit, express commuter line and charter and tour services, transportation for pre-kindergarten children and Medicaid recipients and sales of school buses and commercial vehicles in New Jersey and various counties in New York.

2. Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of AETC and its subsidiaries. All material intercompany transactions and balances have been eliminated.

      Revenue Recognition

      Transportation Operations - Revenues are recognized when services are performed.

      Bus Sales Operations - Revenues are recognized when vehicles are delivered to customers.

      Property, Plant and Equipment

      Property, plant and equipment are stated at cost and depreciated utilizing the straight-line method over the lives of the related assets. The useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

                                                                  Years
                                                                  -----
      Building and improvements ........................         15-31.5
      Transportation equipment .........................           5-15
      Other ............................................           3-7

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

      Transportation Contract Rights

      Transportation contract rights primarily represent the value the Company assigns to the excess of cost of investments in school bus companies in excess of the book value of these companies. In addition, AETC has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. These costs are amortized over the lesser of the expected life of the contracts or 12 years. The Company reviews the value assigned to transportation contract rights annually to determine if they have been impaired in value. The amount of any impairment would be charged against income. Accumulated amortization at June 30, 2001 and 2000 was $6,883,139 and $4,647,987, respectively.

      Deferred Financing, Goodwill and Other Costs

      Deferred financing costs are amortized over the life of the related debt. Goodwill is amortized over 40 years and all other costs are amortized on a straight-line basis over five years. The Company reviews the value assigned to the above mentioned assets annually to determine if they have been impaired in value. The amount of any impairment would be charged against income. Accumulated amortization at June 30, 2001 and 2000 was $7,956,807 and $7,093,185,
respectively.

      Insurance Reserves

      Insurance reserves of $7,905,033 and $5,001,336 as of June 30, 2001 and 2000, respectively, represent claim reserve liabilities for the Company's self-insurance programs. Until December 31, 1998 and 1999, the Company maintained self-insurance programs for auto liability and workers compensation claims respectively, for the first $250,000 of any one occurrence. In addition, the Company purchased aggregate and specific stop loss insurance. On December 29, 1999, the Company re-instated its self-insurance program for auto liability claims for the first $250,000 of any one occurrence through Atlantic North Casualty Company ("Atlantic North") its wholly owned captive insurance subsidiary. For this policy, Atlantic North's total maximum claims liability ($3.9 million for the year ended June 30, 2001) is fully funded by premiums charged to operating subsidiaries. The current portion of these liabilities represents the payments expected to be made during the next fiscal year. On June 30, 2001, the Company terminated its self-insurance program for auto liability. On January 1, 2001 the Company reinstated its self-insurance program for worker's compensation insurance deductibles through Atlantic North. For this policy, Atlantic North's total maximum claims liability is partially funded by premiums charged to operating companies, which, in turn, are limited to the amount of the deductible on the Company's worker's compensation insurance policy ($12.1 million).

      Income Taxes

      AETC follows the liability method under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The primary objectives of accounting for taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in AETC's financial statements or tax returns.

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

      Fair Value of Financial Instruments

      The carrying value of financial instruments including cash and cash equivalents, accounts receivable including retainage, notes receivable, and accounts payable approximated their fair value as of June 30, 2001 and 2000 due to either their short maturity or terms similar to those available to similar companies in the open market. Marketable securities, classified as available-for-sale, are valued at quoted market value. The fair value of the Company's 10 3/4% Senior Secured Notes is approximately $ 73 million as compared to the book carrying value of $120 million. The fair value is calculated using the quoted market price on June 30, 2001. Although fair value is less than carrying value, settlement at the fair value may not be possible.

      Long-Lived Assets

      Long-lived assets, such as intangible assets and property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. In the opinion of management, no write-downs have been necessary through June 30, 2001.

      New Accounting Pronouncements

      On July 1, 1999, the Company adopted SOP 98-5 "Reporting on the Costs of Start-Up Activities", and recorded a $0.3 million charge for the cumulative effect of a change in accounting principle, net of, benefit from income taxes, for the year ended June 30, 2000.

      In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company is required to adopt SFAS No. 142 on July 1, 2001. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first fiscal quarter of adoption, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

3. Acquisition of AETG

      On October 27, 1998, the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the Indenture relating to the Notes which in substance exempted the transactions contemplated by a Recapitalization and Stock Purchase Agreement (the "Recapitalization") from the definition of "Change of Control" under the

Indenture. On November 4, 1998 the Recapitalization was consummated. As a result, GSCP II Holdings (AE), LLC ("Buyer"), an affiliate of Greenwich Street Capital Partners, Inc., a New York based private equity fund, acquired an approximately 88% equity interest in a recapitalized Atlantic Express Transportation Group, Inc. ("AETG") which owns all of the issued and outstanding shares of capital stock of the Company

4. Offer to Purchase and Consent Solicitation

      On December 21, 2000, the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an Offer to Purchase (the "Offer") and Consent Solicitation (the "Consent") whereby the Company purchased $30.0 million aggregate principal amount of the Notes and the Noteholders consented to an amendment to the Indenture which in substance permitted the Company to increase the amount of debt that may be incurred under the Indenture, without regard to the Interest Coverage Ratio, to $125.0 million from $30.0 million. In connection therewith, the Company received a capital contribution from AETG of (i) all of the issued and outstanding shares of capital stock of Atlantic Transit, Corp. ("ATC") and (ii) $10.0 million of additional equity (collectively the "Contribution"). As a result of the Contribution, ATC and its subsidiaries have pledged their stock to secure the Notes and have become guarantors of the Notes. In addition, the Indenture has been amended to include (i) an annual leverage test, which if not met by the Company, could increase the interest rate payable by 0.50% per annum; (ii) a provision that provides for limitation of acquisition debt incurred by the Company in any fiscal year and (iii) amendments to the limitation on restricted payments and limitations on transactions with affiliates covenants.

5. New Credit Facility

      On December 21, 2000, concurrently with the Offer and Consent referred to in Note 4, the Company terminated its existing $30.0 million credit facility with Congress Financial Corporation ("Congress") and entered into a new three year, $125.0 million revolving credit facility (the "Facility") with Congress. Borrowings under the Facility are available for working capital, acquisitions and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein. Borrowings also were used to fund the Offer and the Consent payment, as well as expenses of the Offer and Consent.

      The Facility is secured by first priority security interests in all present and future assets of the Company except for the stock of the Company's direct and indirect subsidiaries which are required to be pledged to secure the Notes. As required by the Indenture, the Notes are secured by a second priority security interest in the same collateral. The interest rate per annum applicable to the Facility is either the prime rate, as announced by First Union National Bank plus 0.75%, or at the Company's option, the adjusted Eurodollar rate (as defined) plus 2.75%. The weighed average interest rate on the outstanding borrowings as of June 30, 2001 was 6.75%. The Company is required to pay certain fees in connection with the Facility including but not limited to an unused line fee of 0.50% on the undrawn portion of the Facility.

      The Facility contains negative covenants similar to those contained in the Notes plus the requirement to maintain minimum annual adjusted net worth and earnings before income taxes, depreciation and amortization, plus customary events of default.

6. Pooling of Interest

      In connection with the Offer and Consent and the Facility (see Notes 4 and 5) the Company received a capital contribution of all of the issued and outstanding shares of ATC. Since both the Company and ATC were owned by a common shareholder, this acquisition was treated as similar to a pooling of interest for accounting purposes.

7. Retainage

      Pursuant to certain municipal school bus contracts and paratransit contracts, certain contractual amounts (retainage) are withheld by customers from billings as a guarantee of performance by AETC. At June 30, 2001 and 2000 retainage of $6,505,673 and $4,774,817, respectively, is classified as current and is included in accounts receivable in the accompanying consolidated balance sheets. In addition, $1,058,559 of retainage is classified as non-current for the fiscal year ended June 30, 2000, and is classified as current for the fiscal year ended June 30, 2001.

8. Inventories

      Inventories are comprised of the following:

                                                        June 30,
                                             -----------------------------
                                                 2001              2000
                                             -----------       -----------
      Parts and fuel .................       $ 5,235,312       $ 5,735,321
      Buses held for sale ............         9,249,668         4,940,285
                                             -----------       -----------
                                             $14,484,980       $10,675,606
                                             ===========       ===========

      On August 11, 1999, after receiving a fairness opinion issued by an investment bank of national standing, Central New York Coach Sales and Service, Inc. and Jersey Bus Sales, Inc., both wholly owned subsidiaries of the Company (collectively "Central") entered into an agreement with Atlantic Bus Distributors, Inc. ("ABD"), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit 20% of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within 120 days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchase of any such vehicles. During the year ended June 30, 2001, total payments made by Central under this agreement were $66,984,954. In addition, as of June 30, 2001, Central was obligated to purchase $18,385,862 of vehicles from ABD. During the year ended June 30, 2000, total payments made by Central were $29,281,254. In addition, as of June 30, 2000, Central was obligated to purchase $11,189,109 of vehicles from ABD.

      As of June 30, 2001 and 2000,  $1,949,086  and  $866,916  of deposits  are classified as prepaid expenses, respectively.

9. Cash and Cash Equivalents

      Included in cash and cash equivalents is $1,048,000 and $1,739,235 at June 30, 2001 and 2000, respectively, which represents cash equivalents of a captive insurance company subsidiary which are only available for use by that subsidiary.

10. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                        June 30,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
      Land ...............................    $  9,873,258    $  9,840,258
      Building and improvements ..........      27,813,682      24,945,125
      Transportation equipment ...........     229,135,000     210,325,004
      Machinery and equipment ............      30,834,440      23,870,079
      Furniture and fixtures .............       5,172,507       3,951,992
                                              ------------    ------------
                                               302,828,887     272,932,458
      Less: Accumulated depreciation .....     127,173,697     114,147,710
                                              ------------    ------------
                                              $175,655,190    $158,784,748
                                              ============    ============

11. Marketable Securities

      The amortized cost and estimated fair value of the marketable securities are as follows:

                                                     June 30, 2001
                                        ----------------------------------------
                                                        Gross
                                                      Unrealized
                                            Cost      gain (loss)    Fair value
                                        -----------   -----------    -----------
Available-for-sale:
  Equity securities .................   $ 7,991,724   $(1,533,427)   $ 6,458,297
  U.S. Treasury and other
    government debt
    securities ......................     5,520,087           953      5,521,040
                                        -----------   -----------    -----------
      Total marketable securities ...   $13,511,811   $(1,532,474)   $11,979,337
                                        ===========   ===========    ===========

                                                     June 30, 2000
                                        ----------------------------------------
                                                        Gross
                                                      Unrealized
                                            Cost         Gain        Fair value
                                        -----------   -----------    -----------
Available-for-sale:
  Equity securities .................   $ 4,657,718   $   936,390    $ 5,594,108
  U.S. Treasury and other
    government debt
    securities ......................     2,646,644       (88,091)     2,558,553
                                        -----------   -----------    -----------
      Total marketable securities ...   $ 7,304,362   $   848,299    $ 8,152,661
                                        ===========   ===========    ===========

      The above marketable securities are held by a captive insurance subsidiary and are available for use only by that company. At June 30, 2001 marketable securities of approximately $8.0 million are pledged as collateral for $6.6 million of letters of credit issued by the captive insurance company.

      While all of the marketable securities are available for use in the ordinary course of business of the captive insurance company subsidiary, $5,282,000 has been classified as current in accordance with that subsidiary's cash on hand and expected payments of claims in the next fiscal year.

      Contractual maturity dates of the above securities are as follows:

                                                    Cost       Fair Value
                                                 -----------   -----------
      2002 ...................................   $   116,740   $   121,237
      2003 ...................................       140,898       142,997
      2004-2008 ..............................     2,110,376     2,103,262
      2013-2029 ..............................     3,152,073     3,153,544
      No maturity date (equity securities) ...     7,991,724     6,458,297
                                                 -----------   -----------
                                                 $13,511,811   $11,979,337
                                                 ===========   ===========

      Net realized gains (losses) on marketable securities for the years ended June 30, 2001, 2000 and 1999 amounted to approximately $(365,000), $1,221,000 and $1,274,000, respectively, and are included in revenues or expenses of the captive insurance company.

12. Debt

      The following represents the debt outstanding at June 30, 2001 and 2000.

                                                              June 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------
10 3/4% Senior Secured Notes, due
 February 2004, with interest payable
 on February 1 and August 1 annually(a) ........    $120,000,000    $150,000,000
8% mortgage on real estate located in
 Chittenango, New York, due July 1, 2002(b) ....         617,372         650,694
8% mortgage on real estate located in
 Bordentown, New Jersey, due July 1, 2002(b) ...       1,247,360       1,314,686
Revolving line of credit(c) ....................     116,689,626      18,744,362
Revolving line of credit(d) ....................              --      36,200,000
Various notes payable, primarily secured
 by transportation equipment, with
 interest rates ranging from 8%-9.3% ...........       7,877,787       9,468,699
                                                    ------------    ------------
                                                     246,432,145     216,378,441
Less: Current portion ..........................       1,795,144       1,907,563
                                                    ------------    ------------
                                                    $244,637,001    $214,470,878
                                                    ------------    ------------

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

      On December 21, 2000, in connection with the Offer, the Company purchased $30.0 million aggregate principal amount of the Notes (see Note 4).

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

(c) The Facility is secured by first priority security interests in all present and future assets of the Company except for the stock of the Company's direct and indirect subsidiaries which are required to be pledged to secure the Notes. As required by the Indenture, the Notes are secured by a second priority security interest in the same collateral. The interest rate per annum applicable to the Facility is either prime rate, as announced by First Union National Bank plus 0.75%, or at the Company's option, the adjusted Eurodollar rate (as defined) plus 2.75%. The Company is required to pay certain fees in connection with the Facility including but not limited to an unused line fee of 0.50% on the undrawn portion of the Facility (see Note 5).

(d) On April 28, 1999, ATC entered into a $25 million revolving credit agreement (the "Scotia Facility") with the Bank of Nova Scotia. On February 17, 2000, the parties mutually agreed to increase the facility to $45 million. Borrowings under the Scotia Facility were available for acquisitions, for working capital and general corporate purposes, including letters of credit, subject to the borrowing conditions contained therein.

      ATC's debt under the Scotia Facility as of June 30, 2000 was $36,200,000 with interest rates varying from 8.94% to 9.5%.

      On December 21, 2000, the Scotia Facility was repaid in its entirety and was terminated in connection with the Facility (see Note 5).

      Aggregate yearly maturities of long-term debt as of June 30, 2001, are as follows:

                                                                  Total
                                                              ------------
      2002 .............................................      $  1,795,144
      2003 .............................................         3,484,569
      2004 .............................................       238,926,822
      2005 .............................................         1,276,463
      2006 .............................................           907,529
      Thereafter .......................................            41,618
                                                              ------------
      Total ............................................      $246,432,145
                                                              ============

13. Income Taxes

      The provisions (benefits) for income taxes consist of the following:

                                            Years ended June 30,
                                -----------------------------------------
                                    2001           2000           1999
                                -----------    -----------    -----------
      Current:
       Federal ..............   $        --    $        --    $        --
       State and local ......       457,364             --             --
                                -----------    -----------    -----------
                                    457,364             --             --
      Deferred taxes ........    (6,091,297)    (1,320,728)    (1,398,089)
                                -----------    -----------    -----------
                                $(5,633,933)   $(1,320,728)   $(1,398,089)
                                ===========    ===========    ===========

      Deferred tax assets/(liabilities) are comprised of the following:

                                                       June 30,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------
      Deferred tax assets:
       Allowance for doubtful receivables    $    528,750    $    769,050
       Loss and tax credit carryforwards .     43,804,024      32,614,637
       Contract rights and other .........      2,141,560       1,303,812
                                             ------------    ------------
                                               46,474,334      34,687,499
                                             ------------    ------------

      Deferred tax liabilities:
       Depreciation ......................    (35,428,510)    (29,987,222)
       Goodwill amortization .............     (1,000,359)       (746,109)
                                             ------------    ------------
                                              (36,428,869)    (30,733,331)
                                             ------------    ------------
      Deferred tax assets (net) ..........   $ 10,045,465    $  3,954,168
                                             ============    ============

      The actual tax expense (benefit) differs from the tax expense computed by applying the U.S. corporate rate of 34% as follows:

                                                 Years ended June 30,
                                        ---------------------------------------
                                            2001          2000          1999
                                        -----------   -----------   -----------
Tax benefit at statutory rate .......   $(4,602,313)  $(1,440,996)  $(1,056,334)
State and local tax expense (benefit)    (1,031,620)     (847,307)     (341,755)
Valuation reserve for tax credit
carryforward ........................            --       967,575            --
 amounts
                                        -----------   -----------   -----------
Actual tax benefit ..................   $(5,633,933)  $(1,320,728)  $(1,398,089)
                                        ===========   ===========   ===========

      For tax purposes, the Company had available, at June 30, 2001, net operating loss ("NOL") carryforwards for regular federal and state income tax purposes of approximately $80 million, which expire during the years 2011 through 2020. In conjunction with the Alternate Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1.3 million, which may be used indefinitely to reduce regular federal income taxes.

      At June 30, 2001 and 2000, net future tax deductions and NOL carryforwards comprised the federal and state net deferred tax asset. The Company believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the Company's estimate of future earnings, the inclusion with the consolidated return of its parent and the expected timing of temporary difference reversal.

14. Nonrecurring Charge

      In November 1998, the stockholders of AETG paid $2.7 million of fees and expenses in connection with the Amendment to the Indenture (see Note 3) of which approximately $1.5 million of bondholder consent fees were recorded as deferred financing expenses and approximately $1.2 million has been recorded as a non-recurring charge with a corresponding $2.7 million contribution to additional paid-in capital.

15. Related Party Transactions

      AETC had amounts due from AETG of $805,540 and $837,300 at June 30, 2001 and 2000, respectively. During the years ended June 30, 2001 and 2000, AETC paid advisory fees to an affiliate of the major stockholder of $452,657 and $500,000, respectively. No advisory fees were paid to related parties for the year ended June 30, 1999. AETC incurred rent expense of $228,000 for the year ended June 30, 1999, $232,200 for the year ended June 30, 2000 and $253,200 for the year ended June 30, 2001 in connection with leases of real property from affiliate companies.

16. Commitments and Contingencies

      Leases

      Minimum rental commitments as of June 30, 2001 for noncancellable equipment and real property operating leases are as follows:

                                      Year ended June 30, 2001
                            ----------------------------------------------
                                            Transportation
                                               and other
                            Real property      equipment          Total
                            -------------   --------------     -----------
      2002 ...............   $ 4,745,585      $ 2,687,351      $ 7,432,936
      2003 ...............     4,069,319        2,161,584        6,230,903
      2004 ...............     3,892,319        1,432,383        5,324,702
      2005 ...............     3,202,343        1,333,371        4,535,714
      2006 ...............     2,279,993        1,042,614        3,322,607
      Thereafter .........     8,678,890        1,675,442       10,354,332
                             -----------      -----------      -----------
                             $26,868,449      $10,332,745      $37,201,194
                             ===========      ===========      ===========

      During the year ended June 30, 2001, as part of its normal course of business, AETC entered into various rental and purchase agreements for replacement vehicles and additional vehicles to satisfy new transportation contracts.

      Total rental charges included in cost of operations were $6,843,921, $6,170,273 and $5,237,110 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

      Outstanding Letters of Credit

      Letters  of  credit  totaling  approximately   $6,862,000  and  $3,620,000
(including $6.6 million and $3.4 million issued by the captive insurance company, respectively) (see Note 11) were outstanding as of June 30, 2001 and 2000, respectively. The letters of credit serve primarily as security in connection with financial obligations.

      Performance Security

      AETC's transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. Under current arrangements, AETC secures the performance of its New York Board of Education contracts through the use of performance bonds plus cash retainages of 5% of amounts due to AETC.

      In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 2001, AETC has provided performance bonds aggregating approximately $60 million.

      Employment Agreements

      AETC has employment agreements with certain executives of the company which require annual payments of approximately $650,000 per year through November 2, 2002.

17. Retirement Plans

      AETC sponsors a tax qualified 401(k) plan whereby eligible employees can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee's compensation is also invested. AETC's contribution was approximately $346,000, $310,000 and $164,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

      AETC has a qualified Profit Sharing Plan for eligible employees (primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC's contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC's contribution was approximately $110,000, $95,000 and $108,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

      In fiscal 1998, AETC instituted a Deferred Compensation Plan providing deferred compensation to its highly compensated employees. AETC contributes 5% of the participant's compensation to the Deferred Compensation Plan. AETC's contribution was approximately $95,000, $130,000 and $100,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

18. Major Customer and Concentration of Credit Risk

      For the years ended June 30, 2001, 2000 and 1999 revenues derived from the New York Board of Education were approximately 34.7%, 33.3%, and 38.1% of total Transportation Operations revenues, respectively. As of June 30, 2001 and 2000, AETC had accounts receivable including retainage from this customer of $16,443,363 and $13,893,354, respectively.

      At June 30, 2001 and 2000, substantially all cash and cash equivalents were on deposit with one major financial institution.

19. Subsequent Events

      In August 2001, the Company was awarded a five year contract (with two one-year renewal options) by the New York City Transit Authority (the "T.A."). Pursuant to the terms of the contract, the T.A. will provide all of the required vehicles and as a result, the Company will not be required to make significant capital expenditures relating to the contract. This contract which is expected to commence in December 2001 provides for a pass through of all automobile liability insurance costs to the T.A. The Company's existing contract with the T.A. which was due to expire in May 2001 was extended for up to seven months. This extension also included a fuel adjustment clause in addition to the pass through of any automobile liability insurance increases incurred by the Company.

      In August 2001, the Company signed an Assignment, Assumption and Subcontract of Paratransit Services (the "Agreement") with the Southeastern Pennsylvania Transportation Authority ("SEPTA") and Anderson Travel, Inc. (the "Assignee") whereby the Company granted the Assignee all of its rights, obligation and interest to and under a paratransit contract with SEPTA which was due to expire on March 15, 2002 and in addition retained the Assignee to perform all of its obligations under a second paratransit contract between the Company and SEPTA which was due to expire in October 2001. The Company negotiated the Agreement when SEPTA declined to reimburse the Company for material amounts of automobile liability insurance costs for the paratransit operations in Pennsylvania which would have caused the Company to incur significant losses in the operations of these two contracts. Revenues for these contracts totaled approximately $12.7 million and $13.0 million for the fiscal years ended June 30, 2001 and June 30, 2000, respectively.

      In July 2001 the Company entered into an agreement (the "Receivable Agreement") with Congress, to sell Congress, without recourse, up to approximately $5.9 million of accounts receivable of the Company. Under the Receivable Agreement, Congress purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount to the Company, with the balance paid to the Company upon Congress receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited.

      In September 2001, AETG made an additional capital contribution to the Company of $5.5 million.

20. Segment Information

      AETC's business is comprised of Transportation Operations and Bus Sales Operations conducted in various states throughout the U.S. The summarized segment information, as of and for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                             Year ended June 30, 2001
                                   ---------------------------------------------
                                   Transportation    Bus Sales
                                     Operations      Operations        Total
                                   -------------    -----------    ------------
Revenues .........................  $352,321,191    $89,256,672    $441,577,863
Cost of operations ...............   291,041,645     83,121,907     374,163,552
Income from operations ...........    14,449,740        989,517      15,439,257
Loss before non-recurring items,
 benefit from income taxes and
 cumulative effect of a change in
 accounting principle ............   (10,699,177)    (2,837,039)    (13,536,216)
Total assets .....................   305,075,570     41,055,676     346,131,246
Capital Expenditures .............    32,485,067        284,030      32,769,097
Depreciation and amortization ....    22,319,795        842,223      23,162,018

                                             Year ended June 30, 2000
                                   ---------------------------------------------
                                   Transportation    Bus Sales
                                     Operations      Operations        Total
                                   -------------    -----------    ------------
Revenues .........................  $317,293,121    $85,078,295    $402,371,416
Cost of operations ...............   259,560,915     77,454,772     337,015,687
Income from operations ...........    18,458,443      2,832,370      21,290,813
Loss before non-recurring items,
 benefit from income taxes and
 cumulative effect of a change in
 accounting principle ............    (4,340,743)      (197,991)     (4,538,734)
Total assets .....................   263,963,828     34,439,917     298,403,745
Capital Expenditures .............    33,104,640        346,836      33,451,476
Depreciation and amortization ....    17,985,737        854,798      18,840,535

                                             Year ended June 30, 1999
                                   ---------------------------------------------
                                   Transportation    Bus Sales
                                     Operations      Operations        Total
                                   -------------    -----------    ------------
Revenues .........................  $248,610,791    $81,739,086    $330,349,877
Cost of operations ...............   201,945,717     73,845,585     275,791,302
Income from operations ...........    15,739,438      3,316,424      19,055,862
Income (loss) before non-recurring
 items, benefit from income taxes
 and cumulative effect of a change
 in accounting principle .........    (2,778,004)       894,299      (1,883,705)
Total assets .....................   215,056,674     40,392,815     255,449,489
Capital Expenditures .............    29,410,503        615,447      30,025,950
Depreciation and amortization ....    12,076,434        837,405      12,913,839

21. Supplemental Financial Information

      The following are condensed consolidating financial statements as of June 30, 2001, 2000 and 1999 regarding AETC (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantors of the Senior Secured Notes (see Note 12(a)).

                      Condensed Consolidating Balance Sheet
                                  June 30, 2001

                             Atlantic
                              Express                        Non-
                          Transportation    Guarantor     Guarantor    Elimination
                               Corp.      Subsidiaries   Subsidiaries    Entries        Consolidated
                           ------------   ------------   ------------  -------------    ------------
Current assets .........   $  4,725,601   $100,566,814   $ 6,460,874   $  (3,276,500)   $108,476,789
Investment in affiliates     92,492,921             --            --     (92,492,921)             --
Total assets ...........    301,839,696    307,402,943    13,832,020    (276,943,413)    346,131,246
Current liabilities ....     15,963,375     28,912,128     9,623,723      (3,276,500)     51,222,726
Total liabilities ......    253,271,435    251,790,020    11,198,759    (218,057,100)    298,203,114
Stockholder's equity ...     48,568,261     55,612,923     2,633,261     (58,886,313)     47,928,132

                 Condensed Consolidating Statement of Operations
                            Year ended June 30, 2001

                                 Atlantic
                                  Express                        Non-
                              Transportation    Guarantor     Guarantor     Elimination
                                   Corp.      Subsidiaries   Subsidiaries     Entries      Consolidated
                               ------------   ------------   ------------   -----------    ------------
Net revenues ................  $        --    $441,659,901    $7,175,417    $(7,257,455)   $441,577,863
Income (loss) from operations           --      15,726,091      (286,834)            --      15,439,257
Loss before benefit from
 income taxes ...............           --     (13,249,382)     (286,834)            --     (13,536,216)
Net income (loss) of ........   (7,902,283)             --            --      7,902,283              --
subsidiaries
Net income (loss) ...........   (7,902,283)     (7,744,524)     (157,759)     7,902,283      (7,902,283)

                 Condensed Consolidating Statement of Cash Flows
                            Year ended June 30, 2001

                                   Atlantic
                                    Express                          Non-
                                Transportation     Guarantor      Guarantor     Elimination
                                     Corp.       Subsidiaries    Subsidiaries     Entries     Consolidated
                                 ------------    ------------    ------------   -----------   ------------
Net cash provided by (used
  in) operating activities ...   $(28,511,513)   $ 19,014,671    $ 5,881,301    $        --   $ (3,615,541)
Net cash provided by (used in)
  investing activities .......    (38,492,451)      6,227,980     (6,572,301)            --    (38,836,772)
Net cash provided by (used
  in) financing activities ...     66,939,964     (28,163,833)            --             --     38,776,131
Decrease in cash and cash
  equivalents ................        (64,000)     (2,921,182)      (691,000)            --     (3,676,182)
Cash and cash equivalents,
  beginning of period ........        150,000       3,696,901      1,739,000             --      5,585,901
                                 -------------------------------------------------------------------------
Cash and cash equivalents,
  end of period ..............         86,000         775,719      1,048,000             --      1,909,719

                      Condensed Consolidating Balance Sheet
                                  June 30, 2000

                             Atlantic
                              Express                        Non-
                          Transportation    Guarantor     Guarantor    Elimination
                               Corp.      Subsidiaries   Subsidiaries    Entries        Consolidated
                           ------------   ------------   ------------  ------------     ------------
Current assets .........   $  5,460,699   $ 74,061,252   $ 3,257,092   $          --    $ 82,779,043
Investment in affiliates     80,817,265             --            --     (80,817,265)             --
Total assets ...........    241,329,031    271,299,654    10,209,264    (224,434,204)    298,403,745
Current liabilities ....      6,949,572     22,792,839     3,208,001              --      32,950,412
Total liabilities ......    182,396,073    207,942,207     5,819,797    (146,087,520)    250,070,557
Stockholder's equity ...     58,932,958     63,357,447     4,389,467     (78,346,684)     48,333,188

                 Condensed Consolidating Statement of Operations
                            Year ended June 30, 2000

                                      Atlantic
                                       Express                         Non-
                                   Transportation    Guarantor      Guarantor    Elimination
                                        Corp.      Subsidiaries    Subsidiaries    Entries      Consolidated
                                   --------------  ------------    ------------  -----------    ------------
Net revenues ....................   $        --    $ 400,918,844    $3,452,288   $(1,999,716)   $ 402,371,416
Income from operations ..........     3,345,000       17,144,660       801,153            --       21,290,813
Income (loss) before
 nonrecurring items,
 benefit from income
 taxes and cumulative
 effect of a change in
 accounting principle ...........     3,345,000       (8,684,887)      801,153            --       (4,538,734)
Cumulative effect of a change
 in accounting principle, net
 of benefit from income taxes ...            --         (300,511)           --            --         (300,511)
Net income (loss) of subsidiaries    (4,636,567)              --            --     4,636,567               --
Net income (loss) ...............    (3,764,392)      (5,077,201)      440,634     4,636,567       (3,764,392)

                 Condensed Consolidating Statement of Cash Flows
                            Year ended June 30, 2000

                                        Atlantic
                                         Express                         Non-
                                     Transportation     Guarantor      Guarantor     Elimination
                                          Corp.       Subsidiaries    Subsidiaries     Entries      Consolidated
                                      ------------    ------------    ------------   ------------   ------------
Net cash provided by (used
 in) operating activities .........   $ (3,422,794)   $ 18,987,096    $(1,620,688)   $     --       $ 13,943,614
Net cash provided by (used in)
 investing activities .............    (20,752,309)    (25,373,632)     2,701,688          --        (43,424,253)
Net cash provided by (used
 in) financing activities .........     24,649,237       7,835,931             --          --         32,485,168
Increase in cash and cash
 equivalents ......................        474,134       1,449,395      1,081,000          --          3,004,529
Cash and cash equivalents,
 beginning of period ..............       (324,134)      2,247,506        658,000          --          2,581,372
                                      --------------------------------------------------------------------------
Cash and cash equivalents,
 end of period ....................        150,000       3,696,901      1,739,000          --       $  5,585,901

                 Condensed Consolidating Statement of Operations
                            Year ended June 30, 1999

                                  Atlantic
                                   Express                         Non-
                               Transportation    Guarantor      Guarantor    Elimination
                                    Corp.      Subsidiaries    Subsidiaries    Entries      Consolidated
                               --------------  ------------    ------------  -----------    ------------
Net revenues ................   $        --    $ 328,818,543    $4,616,870   $(3,085,536)   $ 330,349,877
Income (loss) from operations    (1,010,769)      19,121,390       945,241            --       19,055,862
Income (loss) before
 nonrecurring items,
 benefit from income
 taxes and cumulative
 effect of a change in
 accounting principle .......    (1,367,762)      (1,453,292)      937,349            --       (1,883,705)
Recapitalization expense ....    (1,223,161)              --            --            --       (1,223,161)
Net loss of subsidiaries ....      (449,285)              --            --       449,285               --
Net income (loss) ...........    (1,708,777)        (964,827)      515,542       449,285       (1,708,777)

                 Condensed Consolidating Statement of Cash Flows
                            Year ended June 30, 1999

                                   Atlantic
                                    Express                          Non-
                                Transportation     Guarantor      Guarantor     Elimination
                                     Corp.       Subsidiaries    Subsidiaries     Entries       Consolidated
                                --------------   ------------    ------------   -----------     ------------
Net cash provided by (used
 in) operating activities ....   $(25,481,355)   $ 20,012,551    $(2,096,515)   $       --      $ (7,565,319)
Net cash provided by (used in)
 investing activities ........     (4,839,488)    (28,039,542)       (70,528)           --       (32,949,558)
Net cash provided by (used
in) financing activities .....     23,063,799       6,259,913             --            --        29,323,712
Decrease in cash and cash
 equivalents .................     (7,257,044)     (1,767,078)    (2,167,043)           --       (11,191,165)
Cash and cash equivalents,
 beginning of period .........      6,932,910       4,014,584      2,825,043            --        13,772,537
                                 ---------------------------------------------------------------------------
Cash and cash equivalents,
 end of period ...............       (324,134)      2,247,506        658,000            --         2,581,372

                      Atlantic Express Transportation Corp.
                Schedule II -- Valuation and Qualifying Accounts
                For the Years ended June 30, 1999, 2000 and 2001

                                                                                Net
                                            Balance at                       Write-offs    Balance at
                                             Beginning        Charges        Charged to     End of
                                             of Period       to Income       Allowance      Period
                                            ----------       ----------     -----------   ----------
Year ended June 30, 1999:
 allowance for doubtful accounts .......     $1,520,000      $120,000       $     --      $1,640,000
Year ended June 30, 2000:
 allowance for doubtful accounts .......      1,640,000       120,000         51,000       1,709,000
Year ended June 30, 2001:
 allowance for doubtful accounts .......      1,709,000       120,000        654,000       1,175,000

                                  EXHIBIT INDEX

    Exhibit
    Number                            Description                          Page
    ------                            -----------                          ----
    3.1           Restated  Certificate of  Incorporation of the Company
                  (filed as exhibit 3.1 to the  Company's  Annual Report
                  on Form  10-K for the  year  ended  June 30,  1997 and
                  incorporated herein by reference) ....................

    3.2 By-laws of the Company (filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ...........................................

    10.1 Registration Rights Agreement dated February 4, 1997 between the Company, the Guarantors (as defined therein) and the Initial Purchaser (as defined therein) (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30,
                  1997 and incorporated herein by reference) ...........

    10.2 Loan and Security Agreement dated February 4, 1997 by and between Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ...........................................

    10.2.1        Amendment  dated  as of  May  18,  1998  to  Loan  and
                  Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit 10.2.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference) .................................

    10.2.2 Second Amendment dated as of May 28, 1999 to Loan and Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as guarantor (filed as exhibit 10.2.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference) .................................

    10.3 General Security Agreement dated February 4, 1997 by and among the Company and the Guarantors (as defined therein) in favor of Congress Financial Corporation (filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the year then ended June 30, 1997 and incorporated herein by reference) ....................

    10.4 Collateral Assignment of Trademarks (Security Agreement) dated as of February 7, 1997 between the Company and Congress Financial (filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ...........................................

    10.5 Amended and Restated Employment Agreement dated as of November 4, 1998 among the Company, AETG and Domenic Gatto (filed as exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference) ................

    10.8 Amended and Restated Employment Agreement dated as of November 4, 1998 among the Company, AETG and Nathan Schlenker (filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30,
                  1999 and incorporated herein by reference) ...........

    10.9 Lease dated August 5, 1986 between Bonnie Heights Realty Corp and Amboy Bus Co., Inc. and Notices of Opinion to Renew dated December 26, 1989 and May 10, 1996 respectively, by Amboy Bus Co., Inc. for the facility at 1752 Shore Parkway, Brooklyn, New York (filed as exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ....................

    10.11         Lease dated August 1, 1995 between Stamar Realty Corp.
                  and 180 Jamaica Corp. for the facility at 107-10 180th Street, Jamaica, New York (filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference ............................................

    Exhibit
    Number                            Description                          Page
    ------                            -----------                          ----
    10.12         The Board of Education of the City of New York, serial
                  no 0070,  dated July 19, 1978 (filed as exhibit  10.12
                  to the  Company's  Annual  Report on Form 10-K for the
                  year ended June 30,  1997 and  incorporated  herein by
                  reference) ...........................................

    10.13 The Board of Education of the City of New York, serial no 8108 (filed as exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30,
                  1997 and incorporated herein by reference) ...........

    10.14 Extension and Eighth Amendment of Contract for Special Education Pupil Transportation Services, dated June 19, 1996 by and between The Board of Education of the City of New York, Amboy Bus Co., Inc. and Staten
                  Island  Bus  Co.   (filed  as  exhibit  10.14  to  the
                  Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) ...........................................

    10.15 The Board of Education of the City of New York, serial no 9888 (filed as exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30,
                  1997 and incorporated herein by reference) ...........

    10.16 Extension and Sixth Amendment of the Contract for Regular Education Pupil Transportation Services, dated January 2, 1996 by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. (filed as exhibit 10.16 to the Company's Annual Report on
                  Form  10-K  for the  year  ended  June  30,  1997  and
                  incorporated herein by reference) ....................

    10.17 New York City Transit Authority Contract #94E5461B, Five Borough Paratransit Carrier Service: Part I Contract Terms and Conditions and Attachment I: Price Schedule (filed as exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30,
                  1997 and incorporated herein by reference) ...........

    10.18 Indenture dated as of February 4, 1997, including Note, between the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 10.18 to the Company's Annual Report on
                  Form  10-K  for the  year  ended  June  30,  1997  and
                  incorporated herein by reference) ....................

    10.19 First Amendment to the Security Agreement, dated as of August 14, 1997 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30,
                  1997 and incorporated herein by reference) ...........

    10.20 First Supplemental Indenture, dated as of August 14, 1997, between the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee) (filed as exhibit 10.20 to the Company's Annual Report on
                  Form  10-K  for the  year  ended  June  30,  1997  and
                  incorporated herein by reference) ....................

    10.21 Second Supplemental Indenture, dated as of December 12, 1997, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference) ....................

    10.22 Second Amendment to the Security Agreement, dated as of December 12, 1997 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference) ...........................................

    10.23 Third Supplemental Indenture, dated as of October 28, 1998, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 1.1 to the Company's Current Report on Form 8-K filed November 10, 1998 and incorporated herein by reference) ...........................................

    Exhibit
    Number                            Description                          Page
    ------                            -----------                          ----
    10.24         Fourth Supplemental  Indenture,  dated as of April 28,
                  1999, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit  10.24 to the  Company's  Annual  Report on
                  Form  10-K  for the  year  ended  June  30,  1999  and
                  incorporated herein by reference) ....................

    10.25 Third Amendment to the Security Agreement, dated as of April 28, 1999 among the Company, the Guarantors (as defined therein) and in favor of Congress Financial Corporation (filed as exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30,
                  1999 and incorporated herein by reference) ...........

    10.26 Note Purchase Agreement dated October 2, 1998 among the Company, Domenic Gatto, Michael Gatto and Patrick Gatto (filed as exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference) ................

    10.27 Accounts Purchase and Sale Agreement dated June 8, 1999 among the Company, the Sellers (as defined therein) and Congress Financial Corporation (filed as
                  Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference) .................................

    10.28 Third Amendment dated January 25, 2000 to Loan and Security Agreement by and among Congress Financial Corporation, certain subsidiaries of the Company as borrowers and the Company as Guarantor (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1999 and incorporated herein by reference) ....................

    10.29 First Amendment dated as of January 25, 2000 to Accounts Purchase and Sales Agreement among Congress Financial Corporation, the Company and certain subsidiaries of the Company as sellers (filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1999 and incorporated herein by reference) ....................

    10.30 Extension and Ninth Amendment of Contract of General Education Pupils, dated September 7, 2000 by and between The Board of Education of the City of New York and Amboy Bus Co., Inc (filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference) ...........................................

    10.31 Extension and Eleventh Amendment of Contract of Special Education Pupil Transportation Services, dated as of September 7, 2000 by and between The Board of Education of the City of New York, Amboy Bus Co., Inc and Staten Island Bus Co., Inc (filed as exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference) ...........................................

    10.32 Employment Agreement dated as of July 19, 2000 among the Company, AETG and Nathan Schlenker (filed as exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference) .................................

    10.33 Fifth Supplemental Indenture, dated as of December 20, 2000, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference) ....................

    10.34 Fourth Amendment to Security Agreement, dated as of December 22, 2000, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee (filed as exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference) ...........................................

    10.35 Loan and Security Agreement, dated as of December 22, 2000, among the Company, subsidiaries of the Company and Congress Financial Corporation (filed as exhibit
                  10.35 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference) ....................

    Exhibit
    Number                            Description                          Page
    ------                            -----------                          ----
    10.36    *    Sixth Supplemental  Indenture,  dated as of August 15,
                  2001,  among the Company,  the  Guarantors (as defined
                  therein) and The Bank of New York, as trustee ........

    10.37    *    Fifth  Amendment  to Security  Agreement,  dated as of
                  August 15, 2001, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee.

    10.38    *    First Amendment to Loan and Security Agreement,  dated
                  as of  August, 2001,  among the Company,  subsidiaries
                  of the Company and Congress Financial Corporation ....

    21       *    Subsidiaries of the Company ..........................

---------
*     Filed with this Form 10K