Form 10-Q
period 2001-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2001-11-19
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    (Mark One)

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001 or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the transition period from __________ to __________

                         Commission file number 0-24247

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New York                                         13-392-3467
-------------------------------                 --------------------------------
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

================================================================================

                                TABLE OF CONTENTS

PART I. Financial Information

                                                                            Page
                                                                            ----
     ITEM 1. Financial Statements:

     Consolidated Balance Sheets at September 30, 2001
        (unaudited) and June 30, 2001 (audited) ...........................    1

     Consolidated Statements of Operations for the
        Three Month Periods Ended September 30, 2001
        (unaudited) and 2000 (unaudited) ..................................    2

     Consolidated Statements of Stockholder's Equity
        for the Three Months Ended September 30, 2001 (unaudited) .........    3

     Consolidated Statements of Cash Flows for the
        Three Month Periods Ended September 30, 2001
        (unaudited) and 2000 (unaudited) ..................................    4

     Notes to Consolidated Financial Statements (unaudited) ...............  5-7

     ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................  8-9

     ITEM 3. Quantitative and Qualitative Disclosures About
        Market Risk ....................................................... 9-10

PART II. Other Information                                                    11

Signatures ................................................................   12

Index to Exhibits .........................................................  E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                    September 30,    June 30,
                                                        2001           2001
                                                    ------------    ----------
                                                     (unaudited)     (audited)
Assets
Current:
   Cash and cash equivalents ....................   $  1,046,820   $  1,909,719
   Current portion of marketable securities .....      5,920,000      5,282,000
   Accounts receivable, net of allowance
     for doubtful accounts ......................     60,911,450     69,699,369
   Inventories ..................................     11,078,259     14,484,980
   Notes receivable .............................         40,337         33,459
   Prepaid expenses and other current assets ....     22,425,197     17,067,262
                                                    ------------   ------------
       Total current assets .....................    101,422,063    108,476,789
                                                    ------------   ------------
Property, plant and equipment, at cost,
   less accumulated depreciation ................    181,694,399    175,655,190
                                                    ------------   ------------
Other assets:
   Goodwill, net ................................     11,410,221     11,491,698
   Investments ..................................        488,150        488,150
   Marketable securities, net of current portion       4,520,822      6,697,337
   Transportation contract rights, net ..........     19,031,533     19,577,871
   Deferred financing and organization costs, net      7,937,739      8,791,385
   Due from parent company ......................        735,937        805,540
   Notes receivable .............................        155,982        166,541
   Deposits and other noncurrent assets .........      3,594,079      3,540,280
   Deferred tax assets ..........................     16,969,249     10,045,465
   Covenant not to compete, net .................        351,000        395,000
                                                    ------------   ------------
       Total other assets .......................     65,194,712     61,999,267
                                                    ------------   ------------
                                                    $348,311,174   $346,131,246
                                                    ============   ============
Liabilities and Stockholder's Equity
Current:
   Current portion of long-term debt ............   $  3,543,356   $  1,795,144
   Insurance financing payable ..................     14,501,736      9,724,226
   Accounts payable .............................      5,951,149      4,607,497
   Accrued compensation .........................     10,708,792     10,114,488
   Current portion of insurance reserve .........      6,340,000      6,330,000
   Accrued interest .............................      3,644,328      6,841,781
   Other accrued expenses and current liabilities     15,863,428     11,809,590
                                                    ------------   ------------
       Total current liabilities ................     60,552,789     51,222,726
                                                    ------------   ------------

Long-term debt, net of current portion ..........    241,030,672    244,637,001
                                                    ------------   ------------
Premium on bond issuance ........................        424,620        470,115
                                                    ------------   ------------
Other long-term liabilities .....................      2,668,968      1,873,272
                                                    ------------   ------------

Commitments and contingencies

Stockholder's equity:
   Common stock, no par value, authorized
     shares 200; issued and outstanding 100 .....        250,000        250,000
   Additional paid-in capital ...................     62,198,517     56,698,517
   Accumulated deficit ..........................    (15,913,646)    (7,487,911)
   Accumulated other comprehensive loss .........     (2,900,746)    (1,532,474)
                                                    ------------   ------------
       Total stockholder's equity ...............     43,634,125     47,928,132
                                                    ------------   ------------
                                                    $348,311,174   $346,131,246
                                                    ============   ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                       Three Months Ended
                                                          September 30,
                                                --------------------------------
                                                    2001               2000
                                                -------------     -------------
                                                          (unaudited)
Revenues:
   Transportation Operations ...............    $  59,825,490     $  61,241,364
   Bus Sales Operations ....................       35,702,096        39,062,804
                                                -------------     -------------
Total revenues .............................       95,527,586       100,304,168
                                                -------------     -------------

Costs and expenses:
   Cost of operations - Transportation
     Operations ............................       57,443,947        55,422,503
   Cost of operations - Bus Sales
     Operations ............................       32,572,649        35,716,354
   General and administrative ..............        7,280,035         7,055,299
   Depreciation and amortization ...........        6,382,418         5,903,103
                                                -------------     -------------
Total operating costs and expenses .........      103,679,049       104,097,259
                                                -------------     -------------
       Loss from operations ................       (8,151,463)       (3,793,091)
Interest expense (net) .....................       (7,071,451)       (6,889,580)
Other expense ..............................          (96,605)         (125,001)
                                                -------------     -------------
       Loss before benefit from
         income taxes ......................      (15,319,519)      (10,807,672)
Benefit from income taxes ..................        6,893,784         4,863,453
                                                -------------     -------------
Net loss ...................................    $  (8,425,735)    $  (5,944,219)
                                                =============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                      Three months ended September 30, 2001

                                                                        Accumulated
                                          Additional                       other
                            Common stock   paid-in     Accumulated     comprehensive  Comprehensive
                            no par value   capital       deficit            loss           loss         Total
                            ------------  ----------   -----------     -------------  -------------  -----------
Balance, June 30, 2001 ....   $250,000   $56,698,517   $ (7,487,911)   $(1,532,474)                  $47,928,132

Contribution from parent
   company ................         --     5,500,000             --             --    $        --      5,500,000


Net loss ..................         --            --     (8,425,735)            --     (8,425,735)    (8,425,735)

Unrealized loss on
   marketable securities ..         --            --             --     (1,368,272)    (1,368,272)    (1,368,272)
                                                                                      -----------
Comprehensive loss ........         --            --             --             --    $(9,794,007)            --
                              --------   -----------   ------------    -----------    ===========    -----------

Balance, September 30, 2001   $250,000   $62,198,517   $(15,913,646)   $(2,900,746)                  $43,634,125
                              ========   ===========   ============    ===========                   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                        Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       2001            2000
                                                   ------------    ------------
                                                            (unaudited)
Cash flows from operating activities:
     Net loss ..................................   $ (8,425,735)   $ (5,944,219)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   (Gain) loss on sale of marketable
     securities and investments ................        117,994         (86,560)
   Loss on sale of fixed assets ................             11              --
   Deferred income taxes .......................     (6,923,784)     (4,863,453)
   Depreciation ................................      5,681,378       5,238,874
   Amortization ................................      1,501,750       1,137,528
   Reserve for doubtful accounts
     receivable ................................         30,000          30,000
   Decrease (increase) in:
       Accounts receivable .....................      8,757,919       1,275,055
       Inventories .............................      3,406,721         365,732
       Prepaid expenses and other
         current assets ........................     (5,357,935)       (106,250)
       Deposits and other noncurrent assets ....        (53,799)        631,896
   Increase (decrease) in:
       Accounts payable ........................      1,343,652       1,712,201
       Accrued expenses and other current
         liabilities ...........................      1,470,689       3,749,659
       Other long-term liabilities .............        795,696        (766,156)
                                                   ------------    ------------
   Net cash provided by (used in)
     operating activities ......................      2,344,557       2,374,307
                                                   ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of fixed assets ..........          1,750         185,012
   Additions to property, plant
     and equipment .............................    (11,732,346)    (16,019,754)
   Purchase of transportation
     contract rights ...........................        (21,786)        (38,626)
   Due from parent company .....................         69,603          70,912
   Notes receivable ............................          3,681          15,901
   Marketable securities and investments .......         52,249        (877,655)
                                                   ------------    ------------
       Net cash used in investing activities ...    (11,626,849)    (16,664,210)
                                                   ------------    ------------

Cash flows from financing activities:
   Capital contributed from parent company .....      5,500,000              --
   Revolving lines of credit ...................     (1,600,739)     11,753,000
   Principal payments on long-term debt, net ...       (257,378)       (311,326)
   Insurance financing payable .................      4,777,510              --
   Deferred financing and organization costs ...             --        (105,111)
                                                   ------------    ------------
       Net cash provided by financing
         activities ............................      8,419,393      11,336,563
                                                   ------------    ------------
Net increase (decrease) in cash and
  cash equivalents .............................       (862,899)     (2,953,340)
Cash and cash equivalents, beginning
  of period ....................................      1,909,719       5,585,901
                                                   ------------    ------------
Cash and cash equivalents, end of period .......   $  1,046,820    $  2,632,561
                                                   ============    ============
Supplemental disclosures of cash flow
  information:
   Cash paid during the period for:
       Interest ................................   $  9,482,261    $ 10,094,192
       Income taxes ............................        147,766         140,791
                                                   ============    ============
Supplemental schedule of noncash
  investing and financing activities:
   Loans incurred for purchase of
     property, plant and equipment .............   $         --    $     88,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Basis of Accounting

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's financial statements as of and for the year ended June 30, 2001 as filed on Form 10-K. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2. Inventories

      Inventories comprised the following:

                                             September 30,       June 30,
                                                 2001              2001
                                             ------------      -----------
      Parts and fuel .................       $ 5,177,288       $ 5,235,312
      Buses held for sale ............         5,900,971         9,249,668
                                             -----------       -----------
                                             $11,078,259       $14,484,980
                                             ===========       ===========

3. Receivable Agreement

      In July 2001 the Company entered into an agreement (the "Receivable Agreement") with Congress Financial Corp. ("Congress"), to sell Congress, without recourse, up to approximately $5.9 million of accounts receivable of the Company. Under the Receivable Agreement, Congress purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount to the Company, with the balance paid to the Company upon Congress receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited. This Agreement which was to expire on October 31, 2001, was extended to May 31, 2002.

4. Equity Contribution

      In September 2001, Atlantic Express Transportation Group, Inc. ("AETG") made an additional capital contribution to the Company of $5.5 million.

5. Paratransit Agreement

      In August 2001, the Company signed an Assignment, Assumption and Subcontract of Paratransit Services (the "Paratransit Agreement") with the
Southeastern Pennsylvania Transportation Authority ("SEPTA") and Anderson Travel, Inc. (the "Assignee") whereby the Company granted the Assignee all of its rights, obligation and interest to and under a paratransit contract with SEPTA which was due to expire on March 15, 2002 and in addition retained the Assignee to perform all of its obligations under a second paratransit contract between the Company and SEPTA which was due to expire in October 2001. The Company negotiated the Paratransit Agreement when SEPTA declined to reimburse the Company for material amounts of automobile liability insurance costs for the paratransit operations in Pennsylvania which would have caused the Company to incur significant losses in the operations of these two contracts. Revenues for these contracts totaled approximately $12.7 million and $13.0 million for the fiscal years ended June 30, 2001 and June 30, 2000, respectively.

6. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are guarantors and non-guarantors of the Company's 10 3/4% Senior Secured Notes due 2004 as of and for the three months ended

September 30, 2001, and a consolidating balance sheet as of June 30, 2001 and consolidating statements of operations and cash flows for the three months ended September 30, 2000.

                      Condensed Consolidating Balance Sheet
                               September 30, 2001

                                             Atlantic
                                             Express                                Non-
                                          Transportation      Guarantor          Guarantor          Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                          --------------     ------------       ------------        -----------        ------------
Current assets .....................      $   5,674,230      $  90,951,131      $   6,434,952      $  (1,638,250)      $ 101,422,063
Investment in affiliates ...........         82,856,673                 --                 --        (82,856,673)                 --
Total assets .......................        291,851,154        303,001,581         11,663,868       (258,205,429)        348,311,174
Current liabilities ................          3,400,796         50,774,603          8,015,640         (1,638,250)         60,552,789
Total liabilities ..................        239,009,471        255,772,489         10,440,783       (200,545,694)        304,677,049
Stockholder's equity ...............         52,841,683         47,229,092          1,223,085        (57,659,735)         43,634,125

                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 2001

                                             Atlantic
                                             Express                                Non-
                                          Transportation      Guarantor          Guarantor          Elimination
                                              Corp.          Subsidiaries       Subsidiaries          Entries          Consolidated
                                          --------------     ------------       ------------        -----------        ------------
Net revenues ........................     $         --       $ 95,552,691       $  1,613,145       $ (1,638,250)       $ 95,527,586
Loss from operations ................               --         (8,075,274)           (76,189)                --          (8,151,463)
Loss before income taxes ............               --        (15,243,330)           (76,189)                --         (15,319,519)
Net loss of subsidiaries ............       (8,425,735)                --                 --          8,425,735                  --
Net loss ............................       (8,425,735)        (8,383,831)           (41,904)         8,425,735          (8,425,735)

                 Condensed Consolidating Statement of Cash Flows
                      Three months ended September 30, 2001

                                             Atlantic
                                             Express                                Non-
                                          Transportation      Guarantor          Guarantor      Elimination
                                              Corp.          Subsidiaries       Subsidiaries      Entries       Consolidated
                                          --------------     ------------       ------------    -----------     ------------
Net cash provided by (used in)
  operating activities ..............     $  7,476,492       $ (4,451,686)      $   (680,249)      $     --     $  2,344,557
Net cash provided by (used in)
  investing activities ..............       (9,415,744)        (2,263,354)            52,249             --      (11,626,849)
Net cash provided by (used in)
  financing activities ..............        1,899,261          6,520,132                 --             --        8,419,393
Increase (decrease) in cash and
  cash equivalents ..................          (39,991)          (194,908)          (628,000)            --         (862,899)
Cash and cash equivalents,
  beginning of period ...............           86,000            775,719          1,048,000             --        1,909,719
                                          ----------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period .....................           46,009            580,811            420,000             --        1,046,820

                      Condensed Consolidating Balance Sheet
                                  June 30, 2001

                                             Atlantic
                                             Express                                Non-
                                          Transportation      Guarantor          Guarantor        Elimination
                                              Corp.          Subsidiaries       Subsidiaries        Entries         Consolidated
                                          --------------     ------------       ------------      -----------       ------------
Current assets .....................      $   4,725,601      $ 100,566,814      $   6,460,874   $  (3,276,500)      $ 108,476,789
Investment in affiliates ...........         92,492,921                 --                 --     (92,492,921)                 --
Total assets .......................        301,839,696        307,402,943         13,832,020    (276,943,413)        346,131,246
Current liabilities ................         15,963,375         28,912,128          9,623,723      (3,276,500)         51,222,726
Total liabilities ..................        253,271,435        251,790,020         11,198,759    (218,057,100)        298,203,114
Stockholder's equity ...............         48,568,261         55,612,923          2,633,261     (58,886,313)         47,928,132

                 Condensed Consolidating Statement of Operations
                      Three months ended September 30, 2000

                                             Atlantic
                                             Express                                Non-
                                          Transportation      Guarantor          Guarantor      Elimination
                                              Corp.          Subsidiaries       Subsidiaries      Entries       Consolidated
                                          --------------     ------------       ------------    -----------     ------------
Net revenues .........................    $          --      $ 100,153,947      $   1,150,079   $ (999,858)     $ 100,304,168
Income (loss) from operations ........               --         (3,892,316)            99,225           --         (3,793,091)
Income (loss) before income
  taxes ..............................               --        (10,906,897)            99,225           --        (10,807,672)
Net loss of subsidiaries .............       (5,944,219)                --                 --    5,944,219                 --
Net income (loss) ....................       (5,944,219)        (5,998,793)            54,574    5,944,219         (5,944,219)

                 Condensed Consolidating Statement of Cash Flows
                      Three months ended September 30, 2000

                                             Atlantic
                                             Express                                Non-
                                          Transportation      Guarantor          Guarantor        Elimination
                                              Corp.          Subsidiaries       Subsidiaries        Entries         Consolidated
                                          --------------     ------------       ------------      -----------       ------------
Net cash provided by (used in)
  operating activities ..............     $ (9,514,939)      $ 11,890,591       $     (1,345)     $          --     $  2,374,307
Net cash provided by (used in)
  investing activities ..............         (342,061)       (15,444,494)          (877,655)                --      (16,664,210)
Net cash provided by (used in)
  financing activities ..............        9,753,000          1,583,563                 --                 --       11,336,563
Increase (decrease) in cash
  and cash equivalents ..............         (104,000)        (1,970,340)          (879,000)                --       (2,953,340)
Cash and cash equivalents,
  beginning of period ...............          150,000          3,696,901          1,739,000                 --        5,585,901
                                          --------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period .....................           46,000          1,726,561            860,000                 --        2,632,561

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

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

      Revenues. Revenues from Transportation Operations were $59.8 million for the three months ended September 30, 2001 compared to $61.2 million for the three months ended September 30, 2000, a decrease of $1.4 million or 2.3%. This decrease was due primarily to the Paratransit Agreement (see Note 5 to consolidated financial statements) which reduced revenues by $2.3 million and a $1.2 million decrease due to exit from an under-performing contract partially offset by a $0.6 million net increase in other new contracts, a $1.4 million increase in summer revenues and $0.1 million in contract rate increases and service requirements of existing contracts. Revenues from Bus Sales Operations were $35.7 million for the three months ended September 30, 2001 compared to $39.1 million for the three months ended September 30, 2000, a decrease of $3.4 million or 8.6%. This decrease was primarily due to decreases in new bus sales occurring primarily in the month of September.

      Gross Profit. Gross profit from Transportation Operations was $2.4 million for the three months ended September 30, 2001 compared to $5.8 million for the three months ended September 30, 2000, a decrease of $3.4 million or 59.1%. As a percentage of revenues, gross profit decreased to 4.0% for the three months ended September 30, 2001 from 9.5% for the three months ended September 30, 2000. This decrease was primarily due to increased automobile liability insurance costs (3.0%) and labor costs (2.5%) partially offset by reduced vehicle maintenance costs (1.0%). Labor costs increases resulted primarily from a reduction of two revenue days in New York City in September 2001 compared to September 2000 with no reduction in driver and escort payroll days. Gross profit from Bus Sales Operations was $3.1 million for the three months ended September 30, 2001 compared to $3.3 million for the three months ended September 30, 2000, a decrease of $0.2 million or 6.5%. As a percentage of revenues, gross profit increased to 8.8 % for the three months ended September 30, 2001 from 8.6% for the three months ended September 30, 2000. This increase was primarily due to an increase in proportion of sales made in the New York market which has historically higher margins than the New Jersey market and a decrease in proportion of sales of commercial vehicles which have lower margins than school buses.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $6.2 million for the three months ended September 30, 2001 compared to $6.1 million for the three months ended September 30, 2000, an increase of $0.1 million or 2.4%. This increase was primarily due to an increase of $0.3 million in professional fees partially offset by a $0.2 million decrease in advertising and recruitment expenses. As a percentage of revenues, general and administrative expenses increased to 10.4% for the three months ended September 30, 2001 from 9.9% for the three months ended September 30, 2000. General and administrative expenses for the Bus Sales Operations for the three months ended September 30, 2001 were $1.1 million compared to $1.0 million for the three months ended September 30, 2000, an increase of $0.1 million or 7.8%. As a percentage of revenues, general and administrative expenses increased to 3.0% for the three months ended September 30, 2001 from 2.5% for the three months ended September 30, 2000.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $6.2 million for the three months ended September 30, 2001 compared to $5.7 million for the three months ended September 30, 2000, an increase of $0.5 million or 8.5%. This increase was primarily due to (i) a $0.2 million increase in depreciation relating to purchase of new vehicles; and (ii) a $0.3 million increase in amortization of deferred financing costs. Depreciation and amortization expenses for the Bus Sales Operations were $0.2 million for the three months ended September 30, 2001 and September 30, 2000, respectively.

      Loss from operations. Loss from operations was $8.2 million for the three months ended September 30, 2001 compared to $3.8 million for the three months ended September 30, 2000, an increase of $4.4 million. This increase was due to the net effect of the items discussed above.

      Net interest expense. Net interest expense was $7.1 million for the three months ended September 30, 2001 compared to $6.9 million for the three months ended September 30, 2000, an increase of $0.2 million or 2.6%. This increase was due primarily to higher average indebtedness outstanding during the three months ended September 30, 2001, partially offset by reductions in interest rates.

      Net loss. The Company generated a net loss of $8.4 million for the three months ended September 30, 2001 compared to a net loss of $5.9 million for the three months ended September 30, 2000, an increase of $2.5 million. This increase was due to the net effect of the items discussed above.

 Liquidity and Capital Resources

      Management anticipates total capital expenditures of $18.5 million in fiscal 2002 of which approximately $11.7 million were made by September 30, 2001. This included approximately $9.2 million for purchase of new vehicles and $2.5 million for other property and equipment.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities of $2.3 million for the three months ended September 30, 2001 resulted primarily from $9.6 million of increases in source of funds for working capital plus non-cash items of depreciation and amortization of $7.2 million and $0.8 million of increases in other sources of funds offset by (i) the net loss of $8.4 million; and (ii) a $6.9 million increase in deferred income tax asset.

      Net Cash Used in Investing Activities. For the three months ended September 30, 2001, the Company made $11.7 million of capital expenditures to acquire additional vehicles, other property and equipment.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $8.4 million for the three months ended September 30, 2001, due primarily to (i) a $5.5 million capital contribution from the Company's parent, AETG; and (ii) $4.8 million of insurance premium financing, partially offset by a $1.6 million net reduction in the Company's revolving lines of credit and $0.3 million of principal payments on borrowings.

      The Company continues to experience higher automobile liability insurance costs which are impacting profit margins.

      The first quarter is historically the period of the Company's greatest use of its revolving line of credit due to the purchase of vehicles for the upcoming school year and seasonal lower revenues in this quarter. The Company believes that its Receivable Agreement along with its borrowing capacity under its $125 million revolving credit facility (of which $9.9 million was undrawn at September 30, 2001), and the equity contribution received from AETG in September 2001 will provide it with sufficient liquidity to conduct its operations for the balance of the year.

      At September 30, 2001, the Company's total debt and stockholder's equity were $244.6 million and $43.6 million respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

November 19, 2001

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

      None