Form 10-Q
period 2001-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2002-02-15
CIK 1035423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     (Mark One)

     |X| Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

     For the quarterly period ended December 31, 2001 or

     |_| Transition  report  pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

     For the transition period from ______________ to ______________

     Commission file number 0-24247
                            ----------------------------------------------------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New York                                     13-392-3467
-------------------------------              -----------------------------------
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

================================================================================

                                TABLE OF CONTENTS

PART I. Financial Information

                                                                            Page
                                                                            ----
     ITEM 1. Financial Statements:

     Consolidated Balance Sheets at December 31, 2001
       (unaudited) and June 30, 2001 (audited) ...........................     1

     Consolidated Statements of Operations for the
       Three Month and Six Month Periods Ended
       December 31, 2001 (unaudited) and 2000 (unaudited) ................     2

     Consolidated Statements of Stockholder's Equity for
       the Six Months Ended December 31, 2001 (unaudited) ................     3

     Consolidated Statements of Cash Flows for the
       Six Month Periods Ended December 31, 2001 (unaudited)
       and 2000 (unaudited) ..............................................     4

     Notes to Consolidated Financial Statements (unaudited) ..............   5-8

     ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............  9-12

     ITEM 3. Quantitative and Qualitative Disclosures
               About Market Risk .........................................    12

PART II. Other Information ...............................................    13

Signatures ...............................................................    14

Index to Exhibits ........................................................   E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                    December 31,     June 30,
                                                        2001           2001
                                                   -------------   ------------
                                                    (unaudited)      (audited)
Assets
Current:
  Cash and cash equivalents ....................   $    671,583    $    861,719
  Restricted cash and cash equivalents .........        107,000       1,048,000
  Current portion of marketable securities .....      6,795,000       5,282,000
  Accounts receivable, net of allowance
    for doubtful accounts ......................     58,116,759      69,699,369
  Inventories ..................................     15,774,630      14,484,980
  Notes receivable .............................         41,611          33,459
  Prepaid expenses and other current assets ....     22,078,141      17,067,262
                                                   ------------    ------------
     Total current assets ......................    103,584,724     108,476,789
                                                   ------------    ------------

Property, plant and equipment, at
  cost, less accumulated depreciation ..........    179,088,552     175,655,190
                                                   ------------    ------------

Other assets:
  Goodwill, net ................................     11,328,744      11,491,698
  Investments ..................................        488,150         488,150
  Marketable securities, net of current portion       4,528,828       6,697,337
  Transportation contract rights, net ..........     18,477,315      19,577,871
  Deferred financing costs, net ................      7,116,105       8,791,385
  Due from parent company ......................        735,753         805,540
  Notes receivable .............................        145,089         166,541
  Deposits and other noncurrent assets .........      3,628,069       3,540,280
  Deferred tax assets ..........................     18,338,692      10,045,465
  Covenant not to compete, net .................        307,000         395,000
                                                   ------------    ------------
     Total other assets ........................     65,093,745      61,999,267
                                                   ------------    ------------
                                                   $347,767,021    $346,131,246
                                                   ============    ============
Liabilities and Stockholder's Equity
Current:
  Current portion of long-term debt ............   $  3,520,839    $  1,795,144
  Insurance premium financing ..................     12,401,422       9,724,226
  Accounts payable .............................      4,560,718       4,607,497
  Accrued compensation .........................      9,212,757      10,114,488
  Current portion of insurance reserve .........      6,933,000       6,330,000
  Accrued interest .............................      6,015,201       6,841,781
  Other accrued expenses and current liabilities     12,333,273      11,809,590
                                                   ------------    ------------
     Total current liabilities .................     54,977,210      51,222,726
                                                   ------------    ------------

Long-term debt, net of current portion .........    246,070,972     244,637,001
                                                   ------------    ------------
Premium on bond issuance .......................        379,125         470,115
                                                   ------------    ------------
Other long-term liabilities ....................      3,221,144       1,873,272
                                                   ------------    ------------

Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, authorized
    shares 200; issued and outstanding 100 .....        250,000         250,000
  Additional paid-in capital ...................     62,198,517      56,698,517
  Accumulated deficit ..........................    (17,678,844)     (7,487,911)
  Accumulated other comprehensive loss .........     (1,651,103)     (1,532,474)
                                                   ------------    ------------
Total stockholder's equity .....................     43,118,570      47,928,132
                                                   ------------    ------------
                                                   $347,767,021    $346,131,246
                                                   ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                         Three Months Ended              Six Months Ended
                                                            December 31,                   December 31,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
                                                           (unaudited)                    (unaudited)
Revenues:
  Transportation Operations ....................   $ 97,285,366    $ 94,185,767    $157,110,856    $155,427,131
  Bus Sales Operations .........................     16,806,042      15,161,966      52,508,138      54,224,770
                                                   ------------    ------------    ------------    ------------
Total revenues .................................    114,091,408     109,347,733     209,618,994     209,651,901
                                                   ------------    ------------    ------------    ------------

Costs and expenses:
  Cost of operations - Transportation Operations     80,818,869      76,147,751     138,262,816     131,570,254
  Cost of operations - Bus Sales Operations ....     15,337,914      14,107,431      47,910,563      49,823,785
  General and administrative ...................      7,445,043       7,349,842      14,725,078      14,405,141
  Depreciation and amortization ................      6,543,456       5,639,414      12,925,874      11,542,517
                                                   ------------    ------------    ------------    ------------
Total operating costs and expenses .............    110,145,282     103,244,438     213,824,331     207,341,697
                                                   ------------    ------------    ------------    ------------
   Income (loss) from operations ...............      3,946,126       6,103,295      (4,205,337)      2,310,204
Interest expense ...............................      6,548,027       7,769,968      13,628,847      14,755,586
Other expense, net .............................        374,640         639,038         461,876         668,001
                                                   ------------    ------------    ------------    ------------
   Loss before benefit from income taxes .......     (2,976,541)     (2,305,711)    (18,296,060)    (13,113,383)
Benefit from income taxes ......................     (1,339,443)     (1,037,569)     (8,233,227)     (5,901,022)
                                                   ------------    ------------    ------------    ------------
Net loss .......................................   $ (1,637,098)   $ (1,268,142)   $(10,062,833)   $ (7,212,361)
                                                   ============    ============    ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                       Six months ended December 31, 2001

                                                                             Accumulated
                                   Common       Additional                      other
                                  stock no       paid-in      Accumulated   comprehensive   Comprehensive
                                  par value      capital        deficit          loss            loss          Total
                                 -----------   -----------   -------------  -------------   -------------   -----------
Balance, June 30, 2001 ....       $250,000     $56,698,517   $ (7,487,911)   $(1,532,474)                   $47,928,132
Contribution from parent
  company .................             --       5,500,000             --             --    $         --      5,500,000
Net loss ..................             --              --     (8,425,735)            --      (8,425,735)    (8,425,735)
Unrealized loss on
  marketable securities ...             --              --             --     (1,368,272)     (1,368,272)    (1,368,272)
                                                                                            ------------
Comprehensive loss ........             --              --             --             --    $ (9,794,007)            --
                                  --------     -----------   ------------    -----------    ------------    -----------
Balance, September 30, 2001       $250,000     $62,198,517   $(15,913,646)   $(2,900,746)                   $43,634,125
                                  --------     -----------   ------------    -----------                    -----------
Dividend paid .............             --              --       (128,100)            --    $         --       (128,100)
Net loss ..................             --              --     (1,637,098)            --      (1,637,098)    (1,637,098)
Unrealized gain on
  marketable securities ...             --              --             --      1,249,643       1,249,643      1,249,643
                                                                                            ------------
Comprehensive loss ........             --              --             --             --    $(10,181,462)            --
                                                                                            ============
Balance, December 31, 2001        $250,000     $62,198,517   $(17,678,844)   $(1,651,103)                   $43,118,570
                                  ========     ===========   ============    ===========                    ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                        Six Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      2001            2000
                                                  ------------    -------------
                                                           (unaudited)
Cash flows from operating activities:
  Net loss ....................................   $(10,062,833)   $ (7,212,361)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
    Gain on sale of marketable securities
      and investments .........................       (205,959)       (367,393)
    Loss on sale of marketable securities
      and investments .........................        683,113         255,311
    Loss on sale of fixed assets ..............        281,910         516,106
    Deferred income taxes .....................     (8,293,227)     (5,901,022)
    Depreciation ..............................     11,525,975      10,208,619
    Amortization ..............................      3,003,737       2,874,329
    Reserve for doubtful accounts receivable ..         60,000          60,000
    Decrease (increase) in:
      Accounts receivable .....................     11,522,610         329,524
      Inventories .............................     (1,289,650)    (10,169,346)
      Prepaid expenses and other current assets     (5,010,879)       (290,862)
      Deposits and other noncurrent assets ....        (87,789)      1,674,748
    Increase (decrease) in:
      Accounts payable ........................        (46,779)        309,450
      Accrued expenses and other current
        liabilities ...........................       (601,628)      5,051,532
      Other long-term liabilities .............      1,347,872      (1,515,030)
                                                  ------------    ------------
    Net cash provided by (used in)
      operating activities ....................      2,826,473      (4,176,395)
                                                  ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of fixed assets ..........         80,077         191,332
  Additions to property, plant and equipment ..    (15,321,323)    (19,122,991)
  Purchase of transportation contract rights ..        (34,336)       (146,914)
  Due from parent company .....................         69,787         (79,919)
  Proceeds from collection of notes receivable          13,300          15,901
  Purchases of marketable securities ..........     (3,755,842)     (3,972,325)
  Proceeds from sales or redemptions of
    marketable securities .....................      3,815,568       2,513,701
                                                  ------------    ------------
    Net cash used in investing activities .....    (15,132,769)    (20,601,215)
                                                  ------------    ------------

Cash flows from financing activities:
  Capital contributed from parent company .....      5,500,000       4,547,980
  Revolving lines of credit ...................      3,913,317      96,382,866
  Principal payments on long-term debt, net ...       (753,651)    (75,337,504)
  Proceeds from insurance premium financing ...     12,971,943              --
  Payments on insurance premium financing .....    (10,294,747)             --
  Deferred financing and organization costs ...        (33,602)     (4,415,644)
  Other .......................................       (128,100)             --
                                                  ------------    ------------
     Net cash provided by financing activities.     11,175,160      21,177,698
                                                  ------------    ------------
Net decrease in cash and cash equivalents .....     (1,131,136)     (3,599,912)
Cash and cash equivalents, beginning of period       1,909,719       5,585,901
                                                  ------------    ------------
Cash and cash equivalents, end of period ......   $    778,583    $  1,985,989
                                                  ============    ============

Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
    Interest ..................................   $ 12,824,108    $ 13,257,794
    Income taxes ..............................        179,216         177,354
                                                  ============    ============
Supplemental schedule of noncash
  investing and financing activities:
    Loans incurred for purchase of
      property, plant and equipment ...........   $         --    $    734,078
    Additional paid-in capital
      contributed for buses ...................             --       5,452,020


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

      2. Inventories

         Inventories comprised the following:
                                              December 31,     June 30,
                                                  2001           2001
                                              ------------   -----------
         Parts and fuel ...................   $ 5,112,915    $ 5,235,312
         Buses held for sale ..............    10,661,715      9,249,668
                                              -----------    -----------
                                              $15,774,630    $14,484,980
                                              ===========    ===========

      3. Receivable Agreement

      In July 2001 the Company entered into an agreement (the "Receivable Agreement") with Congress Financial Corp. ("Congress"), to sell Congress, without recourse, up to approximately $5.9 million of accounts receivable of the Company. Under the Receivable Agreement, Congress purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount to the Company, with the balance paid to the Company upon Congress receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited. On January 15, 2002 this agreement was amended to increase the amount of receivables available for sale to approximately $11.3 million until April 30, 2002 and then to revert back to $5.9 million until expiration on May 31, 2002.

      4. Subsequent Event

      On February 15, 2002, the Company initiated a Consent Solicitation (the "Consent") from the holders of its 10 3/4% Senior Secured Notes due 2004 (the "Notes") whereby the Company is asking the holders to consent to an amendment to the indenture under which the Notes were issued (as amended, the "Indenture") which would permit the Company to increase the amount of debt that may be incurred under the Indenture, without regard to the Interest Coverage Ratio (as defined in the Indenture), to $143 million from $125 million (the "Additional Indebtedness"). The Additional Indebtedness would be incurred under an amendment to the Company's existing revolving credit facility (the "Revolving Credit Facility") and would be secured in the same manner as the Revolving Credit Facility. The lender(s) for the Additional Indebtedness may include Greenwich Street Capital Partners II, L.P. or its affiliates ("GSCP") or Atlantic Express Transportation Group Inc. ("AETG"), the parent of the Company. GSCP is the majority shareholder of AETG. The consent of the holders of a majority of the principal amount of the Notes is necessary to effect such amendment. The placement of the Additional Indebtedness is subject to definitive documentation and the negotiation of definitive terms with the Additional Indebtedness lender(s) and the existing lender under the Revolving Credit Facility.

      Due to the overall conditions in the workers' compensation and automobile liability insurance markets, the Company has experienced, and expects to continue to experience, significant increases in those insurance costs and related cash outlays. The Company believes that cash on hand, availability under the Revolving Credit Facility, funds from its Receivable Agreement and cash from operations will not be sufficient to fund its liquidity needs through December 2002. The proceeds from the Additional

Indebtedness would be used, as needed, to fund such insurance payments, with any remaining availability to be used for working capital purposes.

      5. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are guarantors and non-guarantors of the Notes as of and for the six months ended December 31, 2001, and a consolidating balance sheet as of June 30, 2001 and consolidating statements of operations for the three months and six months ended December 31, 2001 and 2000 and the consolidating statement of cash flows for the six months ended December 31, 2000.

                      Condensed Consolidating Balance Sheet
                                December 31, 2001

                              Atlantic
                               Express                       Non-
                           Transportation  Guarantor      Guarantor     Elimination
                                Corp.     Subsidiaries   Subsidiaries     Entries       Consolidated
                           -------------- ------------   ------------  -------------    ------------
Current assets .........   $  9,682,941   $ 87,013,251   $ 6,888,532   $          --    $103,584,724
Investment in affiliates     82,469,218             --            --     (82,469,218)             --
Total assets ...........    300,159,302    300,349,514    12,271,903    (265,013,698)    347,767,021
Current liabilities ....      6,266,338     41,739,423     6,971,449              --      54,977,210
Total liabilities ......    247,317,619    254,578,526     9,978,169    (207,225,863)    304,648,451
Stockholder's equity ...     52,841,683     45,770,988     2,293,734     (57,787,835)     43,118,570

                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 2001

                              Atlantic
                               Express                       Non-
                           Transportation  Guarantor      Guarantor     Elimination
                                Corp.     Subsidiaries   Subsidiaries     Entries       Consolidated
                           -------------- ------------   ------------  -------------    ------------
Net revenues ...........   $         --   $114,365,161    $1,364,497    $(1,638,250)     $114,091,408
Income (loss) from
  operations ...........             --      4,271,569      (325,443)            --         3,946,126
Loss before income taxes             --     (2,651,098)     (325,443)            --        (2,976,541)
Net loss of subsidiaries     (1,637,098)            --            --      1,637,098                --
Net loss ...............     (1,637,098)    (1,458,104)     (178,994)     1,637,098        (1,637,098)

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 2001

                              Atlantic
                               Express
                           Transportation  Guarantor          Non-      Elimination
                                Corp.     Subsidiaries    Guarantors      Entries       Consolidated
                           -------------- ------------   ------------  -------------    ------------
Net revenues ...........     $        --  $209,917,852    $2,977,642    $(3,276,500)     $209,618,994
Loss from operations ...              --    (3,803,705)     (401,632)            --        (4,205,337)
Loss before income taxes              --   (17,894,428)     (401,632)            --       (18,296,060)
Net loss of subsidiaries     (10,062,833)           --            --     10,062,833                --
Net loss ...............     (10,062,833)   (9,841,935)     (220,898)    10,062,833       (10,062,833)

                Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 2001

                                   Atlantic
                                    Express                               Non-
                                Transportation        Guarantor        Guarantor        Elimination
                                     Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                                ----------------    --------------    -------------    ---------------   ----------------
Net cash provided by (used
  in) operating activities ..... $ (9,854,233)      $ 13,681,432      $ (1,000,726)      $        --      $  2,826,473
Net cash provided by (used
  in) investing activities .....     (453,781)       (14,738,714)           59,726                --       (15,132,769)
Net cash provided by (used
  in) financing activities .....   10,269,756            905,404                --                --        11,175,160
Decrease in cash and cash
  equivalents ................        (38,258)          (151,878)         (941,000)               --        (1,131,136)
Cash and cash equivalents,
  beginning of period ........         86,000            775,719         1,048,000                --         1,909,719
                                 ------------       ------------      ------------       -----------      ------------
Cash and cash equivalents,
  end of period ..............         47,742            623,841           107,000                --           778,583

                      Condensed Consolidating Balance Sheet
                                  June 30, 2001

                              Atlantic
                               Express                               Non-
                           Transportation        Guarantor        Guarantor        Elimination
                                Corp.          Subsidiaries      Subsidiaries        Entries         Consolidated
                           --------------      ------------      ------------      -----------       ------------
Current assets ...........  $  4,725,601       $100,566,814       $ 6,460,874     $  (3,276,500)      $108,476,789
Investment in affiliates .    92,492,921                 --                --       (92,492,921)                --
Total assets .............   301,839,696        307,402,943        13,832,020      (276,943,413)       346,131,246
Current liabilities ......    15,963,375         28,912,128         9,623,723        (3,276,500)        51,222,726
Total liabilities ........   253,271,435        251,790,020        11,198,759      (218,057,100)       298,203,114
Stockholder's equity .....    48,568,261         55,612,923         2,633,261       (58,886,313)        47,928,132

                 Condensed Consolidating Statement of Operations
                      Three months ended December 31, 2000

                                      Atlantic
                                       Express                         Non-
                                   Transportation   Guarantor       Guarantor   Elimination
                                        Corp.      Subsidiaries    Subsidiaries   Entries     Consolidated
                                   --------------  ------------    ------------ -----------   ------------
Net revenues ....................   $        --    $109,272,294    $1,075,297   $ (999,858)   $109,347,733
Income from operations ..........            --       6,077,226        26,069           --       6,103,295
Income (loss) before income taxes            --      (2,331,780)       26,069           --      (2,305,711)
Net loss of subsidiaries ........    (1,268,142)             --            --    1,268,142              --
Net income ......................    (1,268,142)     (1,282,480)       14,338    1,268,142      (1,268,142)

                 Condensed Consolidating Statement of Operations
                       Six months ended December 31, 2000

                                      Atlantic
                                       Express
                                   Transportation   Guarantor         Non-      Elimination
                                        Corp.      Subsidiaries    Guarantor      Entries     Consolidated
                                   --------------  ------------    ------------ -----------   ------------

Net revenues ....................   $         --   $209,426,241    $2,225,376   $ (1,999,716) $209,651,901
Income from operations ..........             --      2,184,910       125,294             --     2,310,204
Income (loss) before income
taxes ...........................             --    (13,238,677)      125,294             --   (13,113,383)
Net income (loss) of subsidiaries     (7,212,361)            --            --      7,212,361            --
Net income (loss) ...............     (7,212,361)    (7,281,273)       68,912      7,212,361    (7,212,361)

                 Condensed Consolidating Statement of Cash Flows
                       Six months ended December 31, 2000

                                   Atlantic
                                    Express                          Non-
                                Transportation      Guarantor      Guarantor     Elimination
                                     Corp.        Subsidiaries    Subsidiaries     Entries       Consolidated
                                --------------    ------------    ------------   -----------     ------------
Net cash provided by (used in)
  operating activities .......   $  5,430,765     $ (9,446,784)   $  (160,376)    $    --         $ (4,176,395)
Net cash provided by (used in)
  investing activities .......    (93,748,285)      74,605,694     (1,458,624)         --          (20,601,215)
Net cash provided by
  financing activities .......     88,215,202      (67,037,504)          --            --           21,177,698
Decrease in cash and cash
  equivalents ................       (102,318)      (1,878,594)    (1,619,000)         --           (3,599,912)
Cash and cash equivalents,
  beginning of period ........        150,000        3,696,901      1,739,000          --            5,585,901
                                 ------------     ------------    -----------     -------         ------------
Cash and cash equivalents,
  end of period ..............         47,682        1,818,307        120,000          --            1,985,989

6. Reclassifications

      Certain  amounts  in  the  prior  year  financial   statements  have  been
reclassified to conform with current year presentation.

7. New Accounting Pronouncements

      In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company is required to adopt SFAS No. 142 on July 1, 2002. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first fiscal quarter of adoption, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements within the meaning of the federal securities laws and as such involve known and unknown risks and uncertainties. These statements may use forward-looking words such as "anticipate", "estimate", "expect", "will" or other similar words. These statements discuss future expectations or contain projections of future events. Actual results may differ materially from those expressed or implied by the forward-looking statements for various reasons, including general economic conditions, reliance on suppliers, labor relations and other factors, many of which are beyond the Company's control. Readers are cautioned not to place undue reliance on such forward-looking statements

Three months ended December 31, 2001 compared to three months ended December 31, 2000.

      Revenues. Revenues from Transportation Operations were $97.3 million for the three months ended December 31, 2001 compared to $94.2 million for the three months ended December 31, 2000, an increase of $3.1 million or 3.3%. This increase was due primarily to $5.6 million increase in contract rate increases and service requirements of existing contracts plus $1.6 million revenue from new contracts partially offset by $4.0 million decrease in revenues from lost contracts including $3.1 million due to cancellation of the Company's paratransit contracts in Pennsylvania. Revenues from Bus Sales Operations were $16.8 million for the three months ended December 31, 2001 compared to $15.2 million for the three months ended December 31, 2000, an increase of $1.6 million or 10.8%. This increase was primarily due to $1.8 million in new bus sales partially offset by $0.2 million decrease in used bus sales.

      Gross Profit. Gross profit from Transportation Operations was $16.5 million for the three months ended December 31, 2001 compared to $18.0 million for the three months ended December 31, 2000, a decrease of $1.6 million or 8.7%. As a percentage of revenues, gross profit decreased to 16.9% for the three months ended December 31, 2001 from 19.2% for the three months ended December 31, 2000. The decrease in gross profit percentage was due primarily to increased vehicle and worker's compensation insurance costs (2.2%) and increased health and welfare and pension costs (0.8%) partially offset by a decrease in fuel costs (0.9%). Gross profit from Bus Sales Operations was $1.5 million for the three months ended December 31, 2001 compared to $1.1 million for the three months ended December 31, 2000, an increase of $0.4 million or 39.2%. As a percentage of revenues, gross profit increased to 8.7% for the three months ended December 31, 2001 from 7.0% for the three months ended December 31, 2000. The increase in gross profit percentage was due primarily to an increase in proportion of sales of school buses, which have higher margins than commercial vehicles and increased margins on bus sales primarily in the New York market.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $6.3 million for both the three months ended December 31, 2001 and December 31, 2000. Professional fees increased approximately $0.2 million but were offset by a similar decrease in advertising and recruitment expenses. As a percentage of revenues, general and administrative expenses decreased to 6.5% for the three months ended December 31, 2001 from 6.7% for the three months ended December 31, 2000. General and administrative expenses for the Bus Sales Operations were $1.1 million for both the three months ended December 31, 2001 and December 31, 2000. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the three months ended December 31, 2001 from 7.0% for the three months ended December 31, 2000.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $6.3 million for the three months ended December 31, 2001 compared to $5.4 million for the three months ended December 31, 2000, an increase of $0.9 million. This increase was due to increased depreciation in relation to the purchase of new vehicles. Depreciation and amortization of Bus Sales Operations were $0.2 million for both the three months ended December 31, 2001 and December 31, 2000.

      Income (loss) from operations. Income from operations was $3.9 million for the three months ended December 31, 2001 compared to $6.1 million for the three months ended December 31, 2000, a decrease of $2.2 million. This decrease was due to the net effect of the items discussed above.

      Interest expense. Interest expense was $6.5 million for the three months ended December 31, 2001 compared to $7.8 million for the three months ended December 31, 2000, a decrease of $1.2 million or 16.0%. This decrease was primarily due to (i) $0.4 million reduction in interest due to repayment of $30.0 million of the Notes in December 2000 and replacing this debt with debt under the Revolving Credit Facility; (ii) $0.4 million reduction in amortization of deferred finance costs; and (iii) lower average interest rates partially offset by higher average indebtedness.

      Net loss. The Company generated a net loss of $1.6 million for the three months ended December 31, 2001 compared to a net loss of $1.3 million for the three months ended December 31, 2000, an increase of $0.4 million due to the net effect of the items discussed above.

Six months ended December 31, 2001 compared to six months ended December 31, 2000.

      Revenues. Revenues from Transportation Operations were $157.1 million for the six months ended December 31, 2001 compared to $155.4 million for the six months ended December 31, 2000, an increase of $1.7 million or 1.1%. This increase was due primarily to $6.4 million in contract rate increases and service requirements of existing contracts plus $2.9 million additional revenues from new contracts partially offset by a $7.6 million decrease in revenues from lost contracts including $5.4 million in relation to the cancellation of the Company's paratransit contracts in Pennsylvania and a $1.2 million decrease due to the exit from an under performing contract. Revenues from Bus Sales Operations were $52.5 million for the six months ended December 31, 2001 compared to $54.2 million for the six months ended December 31, 2000, a decrease of $1.7 million or 3.2%. This decrease was due primarily to decreases in new bus sales.

      Gross Profit. Gross profit from Transportation Operations was $18.8 million for the six months ended December 31, 2001 compared to $23.9 million for the six months ended December 31, 2000, a decrease of $5.0 million or 21.0%. As a percentage of revenues, gross profit decreased to 12.0% for the six months ended December 31, 2001 from 15.4% for the six months ended December 31, 2000. The decrease in gross profit percentage was due primarily to increased vehicle and worker's compensation insurance costs (2.7%), increased health and welfare and pension costs (0.8%) and increased labor costs (0.9%), partially offset by a decrease in fuel costs (0.8%). Gross profit from Bus Sales Operations was $4.6 million for the six months ended December 31, 2001 compared to $4.4 million for the six months ended December 31, 2000, an increase of $0.2 million or 4.5%. As a percentage of revenues, gross profit increased 8.8% for the six months ended December 31, 2001 from 8.1% for the six months ended December 31, 2000. This increase was due primarily to an increase in the proportion of school bus sales in proportion to sales of commercial vehicles which have lower margins than school buses and to an increase in the margins on school bus sales primarily in the New York market.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $12.5 million for the six months ended December 31, 2001 compared to $12.4 million for the six months ended December 31, 2000, an increase of $0.2 million. This increase was primarily due to an increase in professional fees ($0.4 million) and office expenses ($0.1 million) partially offset by a decrease in advertising and recruitment expenses ($0.5 million). As a percentage of revenues, general and administrative expenses were 8.0% for both the six months ended December 31, 2001 and December 31, 2000. General and administrative expenses for the Bus Sales Operations was $2.2 million for the six months ended December 31, 2001 as compared to $2.0 million for the six months ended December 31, 2000, an increase of $0.1 million or 6.8%. As a percentage of revenues, general and administrative expenses increased to 4.2% for the six months ended December 31, 2001 from 3.8% for the six months ended December 31, 2000.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $12.5 million for the six months ended December 31, 2001 compared to $11.1 million for the six months ended December 31, 2000, an increase of $1.4 million. This increase was due to increased depreciation in relation to the purchase of new vehicles. Depreciation and amortization expenses of Bus Sales Operations were $0.4 million for both the six months ended December 31, 2001 and 2000.

      Income (loss) from operations. Loss from operations was $4.2 million for the six months ended December 31, 2001 compared to $2.3 million income from operations for the six months ended December 31, 2000, an increase of $6.5 million. This increase was due to the net effect of the items discussed above.

      Interest expense. Interest expense was $13.6 million for the six months ended December 31, 2001 compared to $14.8 million for the six months ended December 31, 2000, a decrease of $1.1 million. This decrease was due to (i) $0.7 million reduction in interest expense due to repayment of $30.0 million of the Notes in December 2000 and replacing this debt with debt under the Revolving Credit Facility; (ii) $0.1 million reduction in amortization of deferred finance costs; and (iii) lower average interest rates partially offset by higher average indebtedness.

      Net loss. The Company generated a net loss of $10.1 million for the six months ended December 31, 2001 compared to a net loss of $7.2 million for the six months ended December 31, 2000, an increase of $2.9 million due to the net effect of the items discussed above.

Liquidity and Capital Resources

      Management anticipates total capital expenditures of $18.5 million in fiscal 2002, of which approximately $15.3 million were made by December 31, 2001. This included approximately $11.1 million for the purchase of new vehicles and $4.2 million for other property and equipment.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities was $2.8 million for the six months ended December 31, 2001 primarily due to the following: (i) $4.6 million of increases in source of funds for working capital plus non-cash items of depreciation and amortization of $14.5 million; (ii) an increase in long-term insurance reserves of $1.4 million; and
(iii) $0.7 million other sources of funds offset by the net loss of $10.1 million and a $8.3 million increase in deferred income tax asset.

      Net Cash Used in Investing Activities. For the six months ended December 31, 2001, the Company made $15.3 million of capital expenditures to acquire additional vehicles and equipment.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $11.2 million for the six months ended December 31, 2001, due to (i) a capital contribution of $5.5 million received from the Company's parent, AETG; (ii) $13.0 million insurance premium financing; and (iii) $3.9 million net increase in borrowings under the Company's revolving line of credit partially offset by $10.3 million repayments of insurance premium financing and $0.7 million of principal payments on borrowings.

      Due to overall conditions in the workers' compensation and automobile liability insurance markets, the Company has experienced, and expects to continue to experience, significant increases in those insurance costs and related cash outlays. In particular, the Company's automobile liability policies are scheduled to expire on February 28, 2002, subject to extension by the Company until June 30, 2002. The Company expects to extend these policies and as a result expects to be required to make significant related cash outlays on February 28, 2002 and June 30, 2002. The Company believes that cash on hand, availability under the Revolving Credit Facility (of which $4.4 million was undrawn at December 31, 2001), funds from its existing accounts receivable agreement and cash from operations will not be sufficient to fund its liquidity needs through December 2002. The proceeds from the Additional Indebtedness would be used as needed to fund such insurance payments, with any remaining availability to be used for working capital purposes. Over the longer term, the Company expects to be eligible to receive refunds of a portion of its cash outlays in the event of favorable automobile liability claims experience.

      The Company currently believes that the Additional Indebtedness (see Note 4 to consolidated financial statements), together with its other financial resources described above, would be sufficient to fund its liquidity needs through December 2002. However, in accordance with industry practice, the

Company does not expect to receive notice of the insurance costs and related cash outlays for its automobile liability policies for the subsequent policy period until shortly before June 30, 2002. In addition, the Company has experienced volatility in the price of labor, the cost of fuel and other operational costs. If the Company's insurance amounts or its variable costs were to increase more than currently expected, the Company would examine its alternatives to meet those increased requirements, including possible additional financings, asset sales, postponement of discretionary expenditures or other alternatives. Depending on the significance of any such increases, the required insurance costs and related cash outlays or the unexpected increases in its operational costs may have a material adverse effect on the Company, its operations and its ability to service its indebtedness, including the Notes.

      At December 31, 2001, the Company's total debt and stockholder's equity were $249.6 million and $43.1 million, respectively.

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


                                         ATLANTIC EXPRESS TRANSPORTATION CORP.


                                         By:  /s/ ALAN J. RUBINFELD
                                              --------------------------------
                                              Alan J. Rubinfeld
                                              Chief Financial Officer

February 15, 2002

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