Form 10-Q
period 2002-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2002-07-23
CIK 1035423

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         (Mark One)

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002 or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________

      Commission file number 0-24247
                             -------

                      ATLANTIC EXPRESS TRANSPORTATION CORP.
                      -------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New York                                              13-392-3467
          --------                                              -----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

               7 North Street, Staten Island, New York, 10302-1205
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (718) 442-7000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

================================================================================

                                TABLE OF CONTENTS

PART I. Financial Information

                                                                            Page
                                                                            ----
  ITEM 1. Financial Statements:

  Consolidated Balance Sheets at March 31, 2002 (unaudited)
    and June 30, 2001 (audited)...........................................     1

  Consolidated Statements of Operations for the Three Month
    and Nine Month Periods Ended March 31, 2002 (unaudited)
    and 2001 (unaudited)..................................................     2

  Consolidated Statement of Stockholder's Equity for the
    Nine Months Ended March 31, 2002 (unaudited)..........................     3

  Consolidated Statements of Cash Flows for the Nine Month
    Periods Ended March 31, 2002 (unaudited) and 2001
    (unaudited)...........................................................     4

  Notes to Consolidated Financial Statements (unaudited)..................   5-8

  ITEM 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................................  9-12

  ITEM 3. Quantitative and Qualitative Disclosures About
    Market Risk...........................................................    13

PART II. Other Information                                                    14

Signatures................................................................    15

Index to Exhibits.........................................................   E-1

             Atlantic Express Transportation Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                    March 31,       June 30,
                                                     2002             2001
                                                 -------------    -------------
                                                  (unaudited)       (audited)
Assets
Current:
  Cash and cash equivalents ..................   $   1,504,887    $     861,719
  Restricted cash and cash equivalents .......       1,001,000        1,798,000
  Current portion of marketable securities ...       7,004,000        4,532,000
  Accounts receivable, net of allowance
    for doubtful accounts ....................      53,489,692       69,699,369
  Inventories                                       14,137,178       14,484,980
  Notes receivable ...........................          42,924           33,459
  Prepaid expenses and other current
    assets ...................................      23,657,840       17,067,262
                                                 -------------    -------------
        Total current assets .................     100,837,521      108,476,789
                                                 -------------    -------------

Property, plant and equipment, at cost,
  less accumulated depreciation ..............     175,564,687      175,655,190
                                                 -------------    -------------

Other assets:
  Goodwill, net ..............................      11,247,267       11,491,698
  Investments                                          488,150          488,150
  Marketable securities, net of current
    portion ..................................       3,037,937        6,697,337
  Transportation contract rights, net ........      17,932,325       19,577,871
  Deferred financing costs, net ..............       7,751,041        8,791,385
  Due from parent company ....................         785,753          805,540
  Notes receivable ...........................         133,853          166,541
  Deposits and other noncurrent assets .......       4,261,969        3,540,280
  Deferred tax assets ........................      10,045,465       10,045,465
  Covenant not to compete, net ...............         313,000          395,000
                                                 -------------    -------------
        Total other assets ...................      55,996,760       61,999,267
                                                 -------------    -------------
                                                 $ 332,398,968    $ 346,131,246
                                                 =============    =============
Liabilities and Stockholder's Equity
Current:
  Current portion of long-term debt ..........   $   3,536,023    $   1,795,144
  Insurance premium financing payable ........      11,352,382        9,724,226
  Accounts payable ...........................       2,898,752        4,607,497
  Accrued compensation .......................      14,526,248       10,114,488
  Current portion of insurance reserve .......       8,005,000        6,330,000
  Accrued interest ...........................       2,210,381        6,841,781
  Other accrued expenses and current
    liabilities ..............................      10,583,110       11,809,590
                                                 -------------    -------------
        Total current liabilities ............      53,111,896       51,222,726
                                                 -------------    -------------

Long-term debt, net of current portion .......     248,400,838      244,637,001
                                                 -------------    -------------
Premium on bond issuance .....................         333,630          470,115
                                                 -------------    -------------
Other long-term liabilities ..................       3,068,339        1,873,272
                                                 -------------    -------------

Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, authorized
    shares 200; issued and outstanding 100 ...         250,000
                                                                        250,000
  Additional paid-in capital .................      62,198,517       56,698,517
  Accumulated deficit ........................     (33,212,507)      (7,487,911)
  Accumulated other comprehensive loss .......      (1,751,745)      (1,532,474)
                                                 -------------    -------------
        Total stockholder's equity ...........      27,484,265       47,928,132
                                                 -------------    -------------
                                                 $ 332,398,968    $ 346,131,246
                                                 =============    =============

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                             Three Months Ended                         Nine Months Ended
                                                                 March 31,                                   March 31,
                                                    -----------------------------------         -----------------------------------
                                                        2002                  2001                  2002                  2001
                                                    -------------         -------------         -------------         -------------
                                                                (unaudited)                                 (unaudited)
Revenues:
  Transportation Operations ................        $  94,469,547         $  97,414,432         $ 251,580,403         $ 252,841,563
  Bus Sales Operations .....................           13,362,794            13,471,205            65,870,932            67,695,975
                                                    -------------         -------------         -------------         -------------
Total revenues .............................          107,832,341           110,885,637           317,451,335           320,537,538
                                                    -------------         -------------         -------------         -------------

Costs and expenses:
  Cost of operations -
    Transportation Operations ..............           82,825,311            81,062,943           221,088,127           212,633,197
  Cost of operations - Bus
    Sales Operations .......................           12,270,093            12,799,481            60,180,656            62,623,266
  General and administrative ...............            6,997,265             7,088,554            21,722,343            21,493,695
  Depreciation and amortization ............            6,614,099             5,642,854            19,539,973            17,185,371
                                                    -------------         -------------         -------------         -------------
Total operating costs and expenses .........          108,706,768           106,593,832           322,531,099           313,935,529
                                                    -------------         -------------         -------------         -------------
    Income (loss) from operations ..........             (874,427)            4,291,805            (5,079,764)            6,602,009
Interest expense ...........................            6,272,238             6,977,949            19,901,085            21,733,535
Other expense (income), net ................               63,771              (183,572)              525,647               484,429
                                                    -------------         -------------         -------------         -------------
    Loss before provision for
      (benefit from) income taxes ..........           (7,210,436)           (2,502,572)          (25,506,496)          (15,615,955)
Provision for (benefit from)
  income taxes .............................            8,323,227            (1,126,158)               90,000            (7,027,180)
                                                    -------------         -------------         -------------         -------------
Net loss ...................................        $ (15,533,663)        $  (1,376,414)        $ (25,596,496)        $  (8,588,775)
                                                    =============         =============         =============         =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                 Consolidated Statement of Stockholder's Equity

                        Nine months ended March 31, 2002

                                                                                     Accumulated
                                                     Additional                         other
                                    Common stock      paid-in        Accumulated    comprehensive    Comprehensive
                                    no par value      capital          Deficit          loss              loss            Total
                                    ------------    ------------    ------------    -------------    -------------     ------------
Balance, June 30, 2001 .........    $    250,000    $ 56,698,517    $ (7,487,911)    $ (1,532,474)                     $ 47,928,132

Contribution from
  parent company ...............            --         5,500,000            --               --       $       --          5,500,000

Dividend paid ..................            --              --          (128,100)            --               --           (128,100)

Net loss .......................            --              --       (25,596,496)            --        (25,596,496)     (25,596,496)

Unrealized loss on
  marketable securities ........            --              --              --           (219,271)        (219,271)        (219,271)

                                                                                                      ------------
Comprehensive loss .............            --              --              --               --       $(25,815,767)            --
                                    ------------    ------------    ------------     ------------     ============     ------------

Balance, March 31, 2002 ........    $    250,000    $ 62,198,517    $(33,212,507)    $ (1,751,745)                     $ 27,484,265
                                    ============    ============    ============     ============                      ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

             Atlantic Express Transportation Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                         Nine Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------    -------------
                                                           (unaudited)
Cash flows from operating activities:
  Net loss....................................    $(25,596,496)   $  (8,588,775)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Gain on sale of marketable securities
    and investments...........................        (259,968)        (413,912)
  Loss on sale of marketable securities
    and investments...........................         795,245          320,781
  Loss on sale of fixed assets................         280,410          270,106
  Deferred income taxes.......................              --       (7,027,180)
  Depreciation................................      17,437,641       15,183,204
  Amortization................................       4,611,465        4,343,155
  Write-off of accounts receivable............              --         (193,760)
  Reserve for doubtful accounts
    receivable................................          90,000           90,000
  Decrease (increase) in:
    Restricted cash and cash equivalents......         797,000        1,071,000
    Accounts receivable.......................      16,119,677       (3,595,307)
    Inventories...............................         347,802       (5,763,381)
    Prepaid expenses and other current
      assets..................................      (6,590,578)      (6,104,858)
    Deposits and other noncurrent assets......        (721,689)       1,014,770
  Increase (decrease) in:
    Accounts payable..........................      (1,708,745)       2,800,417
    Accrued expenses and other current
      liabilities.............................         228,880        4,417,092
    Other long-term liabilities...............       1,195,067       (1,493,197)
                                                  ------------    -------------
  Net cash provided by (used in) operating
    activities................................       7,025,711       (3,669,845)
                                                  ------------    -------------
Cash flows from investing activities:
  Proceeds from sale of fixed assets..........          81,577          467,472
  Additions to property, plant and
    equipment.................................     (17,709,123)     (28,026,563)
  Purchase of transportation contract
    rights....................................         (59,686)        (170,764)
  Payment for covenant not to compete.........         (50,000)         (50,000)
  Due from parent company.....................          19,787          (79,919)
  Proceeds from collection of notes
    receivable................................          23,223           15,901
  Purchases of marketable securities..........      (3,920,284)     (10,854,407)
  Proceeds from sales or redemptions of
    marketable securities.....................       4,327,280        4,094,854
                                                  ------------    -------------
    Net cash used in investing activities.....     (17,287,226)     (34,603,426)
                                                  ------------    -------------

Cash flows from financing activities:
  Capital contributed from parent company.....       5,500,000        4,547,980
  Revolving lines of credit...................       6,774,130      103,440,254
  Principal payments on long-term debt, net...      (1,269,414)     (75,902,427)
  Proceeds from insurance premium financing...      17,802,165        9,478,850
  Payments on insurance premium financing.....     (16,174,009)      (1,333,333)
  Deferred financing costs....................      (1,600,089)      (4,860,266)
  Other.......................................        (128,100)              --
                                                  ------------    -------------
    Net cash provided by financing
      activities..............................      10,904,683       35,371,058
                                                  ------------    -------------
Net increase (decrease) in cash and cash
  equivalents.................................         643,168       (2,902,213)
Cash and cash equivalents, beginning
  of period...................................         861,719        3,846,901
                                                  ------------    -------------
Cash and cash equivalents, end of
  period......................................    $  1,504,887    $     944,688
                                                  ============    =============

Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
    Interest..................................    $ 21,653,225    $  23,630,929
    Income taxes..............................         254,037          256,380
                                                  ============    =============

Supplemental schedule of noncash investing
  and financing activities:
  Loans incurred for purchase of property,
    plant and equipment.......................    $         --    $     734,078
  Additional paid-in capital contributed
    for buses.................................              --        5,452,020

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

      2. Inventories

            Inventories  comprised the  following:

                                                   March 31,     June 30,
                                                     2002          2001
                                                 -----------   -----------

            Parts and fuel....................   $ 5,143,330   $ 5,235,312
            Buses held for sale...............     8,993,848     9,249,668
                                                 -----------   -----------
                                                 $14,137,178   $14,484,980
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

      4. Consent Solicitation

      On February 22, 2002, the holders of a majority in principal amount of the Company's 10 3/4% Senior Secured Notes due 2004 (the "Notes") consented to an amendment to the indenture (the "Consent") under which the Notes were issued (as amended, the "Indenture") which permitted the Company to increase the amount of debt that may be incurred under the Indenture, without regard to the Interest Coverage Ratio (as defined in the Indenture), to $143 million from $125 million.

      5. Amendment to Loan and Security Agreement

      On March 1, 2002, in connection with the Consent referred to in Note 4, the Company amended its $125 million Loan and Security Agreement (the "Facility") to provide an additional $18 million in non-revolving loans (the "Supplemental Loans") to the existing Facility. The Supplemental Loans bear interest at eighteen percent per annum. Congress has no obligation to fund the Supplemental Loans unless Congress is funded in advance by the Participant to the Supplemental Loans, GSCP II Holdings (AE), LLC ("GSCP"), the majority shareholder of the Company's parent, Atlantic Express Transportation Group, Inc. Subsequent to March 31, 2002, GSCP has funded $8 million of the Supplemental Loans and, under the terms of the definitive documentation for the Supplemental Loans, has the option but is not obligated to fund the remaining balance of the Supplemental Loans.

      6. Valuation Reserve

      Due to continuing losses incurred by the Company in part attributable to the increased costs of automobile liability and workers compensation insurance, the Company has determined that it may not be able to fully realize the previously recorded tax benefits of such losses. Accordingly, the Company has recorded in the third quarter of fiscal 2002 a valuation reserve against a portion of such deferred income tax assets by charging a valuation provision of $11.5 million to income tax expense for the three months and nine months ended March 31, 2002.

      7. Contingencies

      Reliance National Indemnity Company ("Reliance"), the Company's automobile liability insurance carrier for the period of February 28, 1997 through December 31, 1998, has been determined to be insolvent and placed into liquidation. In such situations, the Company believes various state insurance guaranty funds are required to provide insurance coverage for the claims that are covered under the automobile liability policies, subject to certain maximum coverage limits per claim. In May 2002, the New York State Insurance Department Liquidation Bureau informed the Company that the New York Public Motor Vehicle Liability Security Fund is financially strained, and thus, it is unable to provide a defense or indemnification for claims arising under the Company's Reliance policies. The Company is presently examining the impact of this recent development.

      8. Reclassifications

      Certain  amounts  in  the  prior  year  financial   statements  have  been
reclassified to conform with current year presentation.

      9. New Accounting Pronouncements

      In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company is required to adopt SFAS No. 142 on July 1, 2002. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first fiscal quarter of adoption, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

      In August 2001, the FASB approved SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 is effective for the fiscal year beginning July 1, 2002. The Company has not yet evaluated the impact that this statement may have on its consolidated financial statements.

      10. Supplemental Financial Information

      The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and its subsidiaries which are guarantors and non-guarantors of the Notes as of and for the nine months ended March 31, 2002, and a consolidating balance sheet as of June 30, 2001 and consolidating statements of operations for the nine months ended March 31, 2002 and 2001 and the consolidating statement of cash flows for the nine months ended March 31, 2001.

                      Condensed Consolidating Balance Sheet
                                 March 31, 2002

                                   Atlantic
                                    Express                           Non-
                                Transportation      Guarantor       Guarantor       Elimination
                                     Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Current assets ..............   $   5,334,537    $  86,738,530    $  14,765,665    $  (6,001,211)    $ 100,837,521
Investment in affiliates ....      66,834,913               --               --      (66,834,913)               --
Total assets ................     276,552,380      297,672,310       18,865,738     (260,691,460)      332,398,968
Current liabilities .........       5,227,471       39,884,247       14,001,389       (6,001,211)       53,111,896
Total liabilities ...........     249,068,115      267,417,748       16,884,721     (228,455,881)      304,914,703
Stockholder's equity ........      27,484,265       30,254,562        1,981,017      (32,235,579)       27,484,265

                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 2002

                                   Atlantic
                                    Express                           Non-
                                Transportation      Guarantor       Guarantor       Elimination
                                     Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Net revenues ................   $          --     $ 107,811,018   $   2,021,727    $  (2,000,404)    $ 107,832,341
Loss from operations ........              --          (843,086)        (31,341)              --          (874,427)
Loss before income taxes ....              --        (7,179,095)        (31,341)              --        (7,210,436)
Net loss of subsidiaries ....     (15,533,663)               --              --       15,533,663                --
Net loss ....................     (15,533,663)      (15,321,588)       (212,075)      15,533,663       (15,533,663)

                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 2002

                                   Atlantic
                                    Express
                                Transportation      Guarantor         Non-          Elimination
                                     Corp.        Subsidiaries      Guarantor         Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Net revenues ................   $          --     $ 317,728,870   $   4,999,369    $  (5,276,904)    $ 317,451,335
Loss from operations ........              --        (4,646,791)       (432,973)              --        (5,079,764)
Loss before income taxes ....              --       (25,073,523)       (432,973)              --       (25,506,496)
Net loss of subsidiaries ....     (25,596,496)               --              --       25,596,496                --
Net loss ....................     (25,596,496)      (25,163,523)       (432,973)      25,596,496       (25,596,496)

                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 2002

                                   Atlantic
                                    Express                           Non-
                                Transportation      Guarantor       Guarantor       Elimination
                                     Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Net cash provided by
  (used in) operating
  activities ................   $  (9,999,954)    $ 17,432,661    $     (406,996)  $        --       $   7,025,711
Net cash provided by
  (used in) investing
  activities ................        (632,896)     (17,061,326)          406,996            --         (17,287,226)
Net cash provided by
  financing activities ......      10,577,446          327,237                --            --          10,904,683
Increase (decrease) in
  cash and cash
  equivalents ...............         (55,404)         698,572                --            --             643,168
Cash and cash equivalents,
  beginning of period .......          86,000          775,719                --            --             861,719
                                ----------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period .............          30,596        1,474,291                --            --           1,504,887

                      Condensed Consolidating Balance Sheet
                                  June 30, 2001

                                   Atlantic
                                    Express                           Non-
                                Transportation      Guarantor       Guarantor       Elimination
                                     Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Current assets ..............   $   4,725,601    $ 100,566,814    $   6,460,874    $ (3,276,5000     $ 108,476,789
Investment in affiliates ....      92,492,921               --               --      (92,492,921)               --
Total assets ................     301,839,696      307,402,943       13,832,020     (276,943,413)      346,131,246
Current liabilities .........      15,963,375       28,912,128        9,623,723       (3,276,500)       51,222,726
Total liabilities ...........     253,271,435      251,790,020       11,198,759     (218,057,100)      298,203,114
Stockholder's equity ........      48,568,261       55,612,923        2,633,261      (58,886,313)       47,928,132

                 Condensed Consolidating Statement of Operations
                        Three months ended March 31, 2001

                                   Atlantic
                                    Express                           Non-
                                Transportation      Guarantor       Guarantor       Elimination
                                     Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Net revenues.................   $          --     $110,823,689    $    2,700,056   $  (2,638,108)    $ 110,885,637
Income from operations.......              --        4,282,299             9,506              --         4,291,805
Income (loss) before
  income taxes ..............              --       (2,512,078)            9,506              --        (2,502,572)
Net loss of subsidiaries.....      (1,376,414)            --                  --       1,376,414                --
Net income (loss)............      (1,376,414)      (1,381,642)            5,228       1,376,414        (1,376,414)

                 Condensed Consolidating Statement of Operations
                        Nine months ended March 31, 2001

                                   Atlantic
                                    Express                           Non-
                                Transportation      Guarantor       Guarantor       Elimination
                                     Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Net revenues ................... $         --    $ 320,249,930    $   4,925,432    $  (4,637,824)    $ 320,537,538
Income from operations .........           --        6,467,209          134,800               --         6,602,009
Income (loss) before
  income taxes .................           --      (15,750,755)         134,800               --       (15,615,955)
Net loss of subsidiaries .......   (8,588,775)              --               --        8,588,775                --
Net income (loss) ..............   (8,588,775)      (8,662,915)          74,140        8,588,775        (8,588,775)

                 Condensed Consolidating Statement of Cash Flows
                        Nine months ended March 31, 2001

                                   Atlantic
                                    Express                           Non-
                                Transportation      Guarantor       Guarantor       Elimination
                                     Corp.        Subsidiaries     Subsidiaries       Entries        Consolidated
                                -------------    -------------    -------------    -------------     -------------

Net cash provided by
  (used in) operating
  activities ................   $   1,123,121    $(11,552,519)    $   6,759,553    $       --        $  (3,669,845)
Net cash provided by
  (used in) investing
  activities ................     (72,676,152)     44,832,279        (6,759,553)           --          (34,603,426)
Net cash provided by
  (used in) financing
  activities ................      71,458,962     (36,087,904)               --            --           35,371,058
Decrease in cash and cash
 equivalents ................         (94,069)     (2,808,144)               --            --           (2,902,213)
Cash and cash equivalents,
  beginning of period .......         150,000       3,696,901                --            --            3,846,901
                                ----------------------------------------------------------------------------------
Cash and cash equivalents,
     end of period ..........   $      55,931    $    888,757     $          --    $       --        $     944,688

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

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

      Revenues. Revenues from Transportation Operations were $94.5 million for the three months ended March 31, 2002 compared to $97.4 million for the three months ended March 31, 2001, a decrease of $2.9 million or 3.0%. This decrease was due primarily to $6.0 million decrease in revenues from lost contracts, including $3.1 million in relation to the cancellation of the Company's paratransit contracts in Pennsylvania, partially offset by $1.4 million additional revenues from new contracts and $1.7 million in contract rate increases and service requirements of existing contracts. Revenues from Bus Sales Operations were $13.4 million for the three months ended March 31, 2002 compared to $13.5 million for the three months ended March 31, 2001, a decrease of $0.1 million or 0.8%. This decrease was due primarily to a decrease in new bus sales.

      Gross Profit. Gross profit from Transportation Operations was $11.6 million for the three months ended March 31, 2002 compared to $16.4 million for the three months ended March 31, 2001, a decrease of $4.7 million or 28.8%. As a percentage of revenues, gross profit decreased to 12.3% for the three months ended March 31, 2002 from 16.8% for the three months ended March 31, 2001. The decrease in gross profit percentage was due primarily to increased vehicle and worker's compensation insurance costs (2.8%) and increased health and welfare and pension costs (1.4%), partially offset by a decrease in fuel costs (0.7%). Gross profit from Bus Sales Operations was $1.1 million for the three months ended March 31, 2002 compared to $0.7 million for the three months ended March 31, 2001, an increase of $0.4 million or 62.7%. As a percentage of revenues, gross profit increased to 8.2% for the three months ended March 31, 2002 from 5.0% for the three months ended March 31, 2001. The increase in gross profit percentage was due to increased margins on sales of new buses, primarily in the New York market.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $5.8 million for the three months ended March 31, 2002 compared to $6.0 million for the three months ended March 31, 2001, a decrease of $0.2 million or 3.0%. The decrease was primarily due to decreases of $0.1 million in office expenses and $0.1 in advertising and recruitment expense. As a percentage of revenues, general and administrative expenses were 6.2% for both the three months ended March 31, 2002 and March 31, 2001. General and administrative expenses for the Bus Sales Operations for the three months ended March 31, 2002 were $1.2 million compared to $1.1 million for the three months ended March 31, 2001 an increase of $0.1 million or 8.3%. This increase was due primarily to an increase of $0.1 in office expenses. As a percentage of revenues, general and administrative expenses increased to 8.8% for the three months ended March 31, 2002 from 8.1% for the three months ended March 31, 2001.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $6.4 million for the three months ended March 31, 2002 compared to $5.4 million for the three months ended March 31, 2001, an increase of $1.0 million or 18.0%. This increase was due to increased depreciation in relation to the purchase of new vehicles. Depreciation and amortization expenses for the Bus Sales Operations were $0.2 million for both the three months ended March 31, 2002 and March 31, 2001.

      Income (loss) from operations. Loss from operations was $0.9 million for the three months ended March 31, 2002 compared to $4.3 million income from operations for the three months ended March 31,

2001, a decrease of $5.2 million from the prior year period. This decrease was due to the net effect of the items discussed above.

      Interest expense. Interest expense was $6.3 million for the three months ended March 31, 2002 compared to $7.0 million for the three months ended March 31, 2001, a decrease of $0.7 million or 10.1%. This decrease was due primarily to lower average interest rates partially offset by higher average indebtedness.

      Provision for (benefit from) income taxes. Due to continuing losses incurred by the Company in part attributable to the increased costs of automobile liability and workers compensation insurance, the Company has recently determined that it may not be able to fully realize the previously recorded tax benefits of such losses. Accordingly, the Company has recorded in the third quarter of fiscal 2002 a valuation reserve against a portion of such deferred income tax assets by charging a valuation provision of $11.5 million to income tax expense for the three months ended March 31, 2002. For the three months ended March 31, 2001 the Company recorded a benefit from income taxes of $1.1 million.

      Net loss. The Company generated a net loss of $15.5 million for the three months ended March 31, 2002 compared to net loss of $1.4 million for the three months ended March 31, 2001, an increase of $14.2 million. This increase was due to the net effect of the items discussed above.

Nine months ended March 31, 2002 compared to nine months ended March 31, 2001.

      Revenues. Revenues from Transportation Operations were $251.6 million for the nine months ended March 31, 2002 compared to $252.8 million for the nine months ended March 31, 2001, a decrease of $1.3 million or 0.5%. This decrease was due primarily to $12.9 million decrease in revenues from lost contracts including $8.6 million in relation to the cancellation of the Company's paratransit contracts in Pennsylvania and a $1.2 million decrease due to the exit from an under performing contract, partially offset by $4.1 million additional revenues from new contracts and $7.5 million in contract rate increases and service requirements of existing contracts. Revenues from Bus Sales Operations were $65.9 million for the nine months ended March 31, 2002 compared to $67.7 million for the nine months ended March 31, 2001, a decrease of $1.8 million or 2.7%. This decrease was due primarily to a decrease in new bus sales.

      Gross Profit. Gross profit from Transportation Operations was $30.5 million for the nine months ended March 31, 2002 compared to $40.2 million for the nine months ended March 31, 2001, a decrease of $9.7 million or 24.2%. As a percentage of revenues, gross profit decreased to 12.1% for the nine months ended March 31, 2002 from 15.9% for the nine months ended March 31, 2001. The decrease in gross profit percentage was due primarily to increased vehicle and worker's compensation insurance costs (2.7%) and increased health and welfare and pension costs (1.1%), partially offset by a decrease in fuel costs (0.7%). Gross profit from the Bus Sales Operations was $5.7 million for the nine months ended March 31, 2002 compared to $5.1 million for the nine months ended March 31, 2001, an increase of $0.6 million or 12.2%. As a percentage of revenues, gross profit increased to 8.6% for the nine months ended March 31, 2002 from 7.5% for the nine months ended March 31, 2001. This increase was due to increased margins on sales of new buses, primarily in the New York market.

      General and administrative expenses. General and administrative expenses for the Transportation Operations were $18.4 million for both the nine months ended March 31, 2002 and March 31, 2001. Increases of $0.5 million in professional fees and $0.2 in office expenses were offset by a decrease of $0.7 million in advertising and recruitment expense. General and administrative expenses for the Bus Sales Operations were $3.4 million for the nine months ended March 31, 2002 compared to $3.1 million for the nine months ended March 31, 2001 an increase of $0.2 million or 7.4%. This increase was due primarily to an increase of $0.2 in office expenses. As a percentage of revenues, general and administrative expenses increased to 5.1% for the nine months ended March 31, 2002 from 4.6% for the nine months ended March 31, 2001.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the Transportation Operations were $18.9 million for the nine months ended March 31, 2002 compared to $16.5 million for the nine months ended March 31, 2001, an increase of $2.4 million or 14.3%. This increase was due to increased depreciation in relation to the purchase of new vehicles. Depreciation and amortization expenses for the Bus Sales Operations were $0.6 million for both the nine months ended March 31, 2002 and March 31, 2001.

      Income (loss) from operations. Income (loss) from operations was $(5.1) million for the nine months ended March 31, 2002 compared to $6.6 million for the nine months ended March 31, 2001, a decrease of $11.7 million. This decrease in income was due to the net effect of the items discussed above.

      Interest expense. Interest expense was $19.9 million for the nine months ended March 31, 2002 compared to $21.7 million for the nine months ended March 31, 2001, a decrease of $1.8 million or 8.4%. This decrease was due to (i) $0.7 million reduction in interest expense due to repayment of $30.0 million of the Notes in December 2000 and replacing this debt with debt under the Revolving
Credit Facility; and (ii) lower average interest rates partially offset by higher average indebtedness.

      Provision for (benefit from) income taxes. Due to continuing losses incurred by the Company in part attributable to the increased costs of automobile liability and workers compensation insurance, the Company has recently determined that it may not be able to fully realize the previously recorded tax benefits of such losses. Accordingly, the Company has recorded in the third quarter of fiscal 2002 a valuation reserve against a portion of such deferred income tax assets by charging a valuation provision of $11.5 million to income tax expense for the nine months ended March 31, 2002. For the nine months ended March 31, 2001 the Company recorded a benefit from income taxes of $7.0 million.

      Net loss. The Company generated a net loss of $25.6 million for the nine months ended March 31, 2002 compared to a net loss of $8.6 million for the nine months ended March 31, 2001, an increase of $17.0 million due to the net effect of the items discussed above.

 Liquidity and Capital Resources

      Management anticipates total capital expenditures of $18.9 million in fiscal 2002, of which approximately $17.7 million were made by March 31, 2002. This included $11.2 million for the purchase of new vehicles and $6.5 million for other property and equipment.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities was $7.0 million for the nine months ended March 31, 2002 primarily due to the following: (i) $9.2 million of increases in source of funds for working capital; (ii) non-cash items of depreciation and amortization of $22.0 million; (iii) an increase of $1.4 million in other sources of funds; offset by and (iv) the net loss of $25.6 million.

      Net Cash Used in Investing Activities. For the nine months ended March 31, 2002, the Company made $17.7 million of capital expenditures to acquire
additional  vehicles  and  equipment,   purchased  $3.9  million  of  marketable
securities and received $4.3 million from proceeds of sales and redemptions of marketable securities.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $10.9 million for the nine months ended March 31, 2002, due to (i) a capital contribution of $5.5 million received from the Company's parent, AETG; (ii) $17.8 million proceeds from insurance premium financing; and
(iii) $6.8 million net increase in borrowings under the Company's revolving line of credit partially offset by $16.2 million repayments of insurance premium financing, $1.3 million of principal payments on borrowings, and $1.6 million payments of deferred financing costs.

      On February 27, 2002, the Company renewed its excess umbrella liability policy for one year, at an increase of approximately $2 million in annual premiums and a reduction of $50 million in coverage limits. Consistent with past practices, the Company is paying these premiums on an installment basis over the policy term.

      On June 28, 2002, the Company renewed its primary automobile liability policy for one year, at an increase of approximately $5 million over the amounts paid for the prior twelve months. The renewal requires payments in twelve monthly installments, commencing June 30, 2002.

      As  described in Note 7 to  Consolidated  Financial  Statements,  Reliance
National Indemnity Company ("Reliance"), the Company's automobile liability insurance carrier for the period of February 28, 1997 through December 31, 1998, has been determined to be insolvent and placed into liquidation. In such situations, the Company believes various state insurance guaranty funds are required to provide insurance coverage for the claims that are covered under the automobile liability policies, subject to certain maximum coverage limits per claim. In May 2002, the New York State Insurance Department Liquidation Bureau informed the Company that the New York Public Motor Vehicle Liability Security Fund is financially strained, and thus, it is unable to provide a defense or indemnification for claims arising under the Company's Reliance policies. The Company is presently examining the impact of this recent development. If the New York Public Motor Vehicle Liability Security Fund or similar funds established by other states fail to cover the Company's claims against Reliance, the Company could be required to satisfy the portion of the underlying claims that would otherwise have been covered by Reliance and therefore suffer a material adverse affect.

      Under the terms of its collective bargaining agreement with Local 1181 of the Amalgamated Transit Union, the Company became responsible for an unexpected increase in health and welfare monthly premiums for its employees of approximately $200,000 per month, retroactive to January 2002. The agreement, which covered approximately 2,700 bus drivers, escorts, and mechanics rendering services on behalf of the Board of Education of the City of New York, expired on June 30, 2002. There is no assurance that the Company will be able to reach a new collective bargaining agreement prior to the start of the new school year in September 2002 or that the covered employees would continue to work without a new agreement. Further, there is no assurance that the terms of a new agreement would be favorable to the Company. A work stoppage or a significant increase in costs under a new agreement could have a material adverse effect on the Company.

      Subsequent to March 31, 2002, the Company drew $8 million of the Supplemental Loans, primarily to fund certain insurance premiums, an insurance related collateral letter of credit, and costs incurred in relation to the Consent and amendment of the Facility. Congress has no obligation to fund borrowings under the Supplemental Loan unless such borrowings are first funded by GSCP II Holdings (AE), LLC ("GSCP"), the majority shareholder of the Company's parent, at GSCP's discretion. The Company does not expect to be able to borrow the remaining balance of the Supplemental Loan. Even if the Company were able to do so, the remaining balance of the Supplemental Loan facility together with the Company's availability under its primary senior bank loan facility and expected cash flows from operations currently would not be adequate to fund all of the Company's insurance requirements, currently planned capital expenditures and other currently anticipated working capital requirements after taking into account the August 1, 2002 scheduled interest payment on the Senior Notes.

      The Company is discussing its liquidity needs with its senior bank lenders and its financial advisors and is exploring alternative sources of funding for its operations and ways to improve its liquidity and capital structure. Potential options being considered, include, but are not limited to, the possibility of obtaining additional financing, the sale of assets, deferring or eliminating discretionary expenditures, deferring capital expenditures, amending the Company's bank loan agreement and Supplemental Loan facility and restructuring the Senior Notes (including restructuring of the August 1, 2002 scheduled interest payment under the Senior Notes). The Company can give no assurance that it will be able to accomplish the foregoing. The Company may be forced to seek protection from its creditors, and to restructure and obtain financing, under Chapter 11 of the United States Bankruptcy Code.

      At March 31, 2002, the Company's total debt and stockholder's equity were $251.9 million and $27.5 million, respectively.

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

      The Company's earnings are sensitive to changes in short-term interest rates as a result of its borrowings under variable rate debt. If interest rates had increased by 100 basis points for the nine months ended March 31, 2002, interest expense would have increased by approximately $0.9 million and loss before income taxes would have increased by approximately $0.9 million. This analysis does not consider the effects of the reduced level of overall economic activity, or other factors that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

      In addition, the Company manages its fuel costs to reduce its exposure to market changes. Fuel costs are sensitive to market changes as well as the overall growth or decline of the Company's business. Changes in fuel costs would result in an increase or decrease in the Company's gross margin percentage. Based on a hypothetical 10 percent increase in fuel costs for the nine months ended March 31, 2002, the total costs would have increased by $1.0 million, or ..39% of total transportation operations revenues.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities and Use of Proceeds

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            The Company's independent accounting firm, Arthur Andersen LLP, has advised the Company that Andersen is discontinuing its operations and therefore unable to perform the audit for the fiscal year ended June 30, 2002. The Company is in the process of engaging a successor firm.

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

                                         ATLANTIC EXPRESS TRANSPORTATION CORP.

                                         By: /s/ ALAN J. RUBINFELD
                                             ------------------------------
                                             Alan J. Rubinfeld
                                             Chief Financial Officer

July 22, 2002

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

Exhibit                                                          Sequential Page
Number                           Exhibit                             Number
-------                          -------                         ---------------

 10.39    Seventh Supplemental Indenture, dated as of February
          26, 2002, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee

 10.40    Sixth Amendment to Security Agreement, dated as of
          February 26, 2002, among the Company, the Guarantors
          (as defined therein) and The Bank of New York, as trustee

 10.41 Third Amendment to Loan and Security Agreement, dated as of February 26, 2002, among the Company, subsidiaries of the Company and Congress Financial
          Corporation

 10.42    Eighth  Supplemental  Indenture,  dated as of March 1,
          2002, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee

 10.43 Fourth Amendment to Loan and Security Agreement, dated as of March 1, 2002, among the Company, subsidiaries of the Company and Congress Financial Corporation