Form 10-K
period 2005-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2005-11-16
CIK 1035423

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

SPECIAL FINANCIAL REPORT

PURSUANT TO SECTION 15d-2

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission file number 0-24247

ATLANTIC EXPRESS TRANSPORTATION CORP.

(Exact name of Registrant as specified in its charter)

New York	13-392-4567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 North Street

Staten Island, New York 10302

(718) 442-7000

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on November 9, 2005 was $0.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of the Registrant’s common stock, $0.01 par value, as of  November 9, 2005, was 945,263.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This special financial report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. This special financial report is filed under cover of the facing sheet of the form appropriate for annual reports of the Registrant as required by Rule 15d-2.

ATLANTIC EXPRESS TRANSPORTATION CORP.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholder’s Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8
Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

Board of Directors

Atlantic Express Transportation Corp.

Staten Island, New York

We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and Subsidiaries as of June 30, 2004 and 2005 and the related consolidated statements of operations, shareholder’s equity, and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and Subsidiaries at June 30, 2004 and 2005, the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

New York, New York
November 9, 2005

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,834,961	$3,741,683
Restricted cash and cash equivalents	—	1,110,516
Accounts receivable, net of allowance for doubtful accounts of $1,704,850 and $1,335,029, respectively	44,831,587	46,971,018
Inventories	2,859,415	2,799,736
Assets of discontinued operations	—	1,550,000
Prepaid insurance	31,425,704	19,615,906
Prepaid expenses and other current assets	3,222,345	2,626,106
Total current assets	89,174,012	78,414,965
Property, plant and equipment, at cost, less accumulated depreciation	129,938,411	149,077,523
Other assets:
Restricted cash and cash equivalents	5,263,733	4,910,810
Restricted marketable securities	4,560,313	4,568,224
Transportation contract rights, net	3,988,048	5,611,437
Deferred financing costs, net	9,586,228	8,936,791
Deposits and other noncurrent assets	4,494,719	4,810,689
Total other assets	27,893,041	28,837,951
	$247,005,464	$256,330,439
Liabilities and Shareholder’s Equity
Current:
Current portion of long-term debt	$24,820,652	$16,375,354
Current portion of capital lease obligations	1,356,354	1,078,776
Insurance financing payable	3,984,116	3,809,504
Controlled disbursements account—checks issued not funded	4,725,722	2,585,159
Accounts payable, accrued expenses and other current liabilities	24,061,465	24,296,645
Accrued compensation	6,986,704	4,895,246
Current portion of insurance reserves	2,130,008	3,460,000
Accrued interest	4,406,189	3,122,944
Payable to creditors under the plan of reorganization	1,810,085	1,513,080
Total current liabilities	74,281,295	61,136,708
Long-term debt, net of current portion	135,316,642	116,253,926
Capital lease obligations, net of current portion	4,966,079	5,332,901
Insurance reserves, net of current portion	1,179,807	966,076
Deferred income, net of current portion and other long-term liabilities	2,415,869	—
Deferred state and local income taxes	622,000	922,000
Payable to creditors under the plan of reorganization, net of current portion	3,247,270	5,238,336
Total liabilities	222,028,962	189,849,947
Commitments and contingencies
Shareholder’s equity:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 651,600	6,516	6,516
Additional paid-in capital	110,042,001	109,142,001
Accumulated deficit	(85,155,726)	(42,629,517)
Accumulated other comprehensive income (loss)	83,711	(38,508)
Total shareholder’s equity	24,976,502	66,480,492
	$247,005,464	$256,330,439

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2005	2004
Revenues:
School bus operations	$319,604,294	$321,465,664
Paratransit and transit operations	44,071,271	42,055,023
Total revenues	363,675,565	363,520,687
Costs and expenses:
Cost of operations—School bus operations	298,907,448	285,644,957
Cost of operations—Paratransit and transit operations	38,490,635	35,033,632
General and administrative	17,457,368	17,694,969
Depreciation and amortization	25,028,763	26,286,925
Contract rights impairment	959,468	5,462,825
Total operating costs and expenses	380,843,682	370,123,308
Loss from operations	(17,168,117)	(6,602,621)
Other income (expense):
Interest expense (contractual interest of $32,577,365 at June 30, 2004)	(23,513,800)	(25,196,194)
Reorganization costs	(565,485)	(11,176,956)
Forgiveness of indebtedness income	—	101,492,510
Other	(1,096,372)	(141,766)
Income (loss) before benefit from (provision for) income taxes and discontinued operations	(42,343,774)	58,374,973
Benefit from (provision for) income taxes	214,000	(476,800)
Income (loss) before discontinued operations	(42,129,774)	57,898,173
Loss from discontinued operations	(296,435)	(1,080,083)
Net income (loss)	$(42,426,209)	$56,818,090

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

	Common shares, par value $0.01	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive income (loss)	Total
Balance, June 30, 2003	$6,516	$62,442,001	$(99,447,607)	$304,827		$(36,694,263)
Net income	—	—	56,818,090	—	56,818,090	56,818,090
Contribution of shares from parent	—	44,000,000	—	—	—	44,000,000
Issuance of warrants	—	2,700,000	—	—	—	2,700,000
Unrealized loss on marketable securities, net of reclassification adjustment	—	—	—	(343,335)	(343,335)	(343,335)
Comprehensive income					$56,474,755
Balance, June 30, 2004	6,516	109,142,001	(42,629,517)	(38,508)		66,480,492
Net loss	—	—	(42,426,209)	—	(42,426,209)	(42,426,209)
Distribution to parent company	—	—	(100,000)	—	—	(100,000)
Issuance of warrants	—	900,000	—	—	—	900,000
Unrealized gain on marketable securities, net of reclassification adjustment	—	—	—	122,219	122,219	122,219
Comprehensive loss					$(42,563,723)
Balance, June 30, 2005	$6,516	$110,042,001	$(85,155,726)	$83,711		$24,976,502

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(42,426,209)	$56,818,090
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of indebtedness income	—	(102,901,289)
Gain on sales of marketable securities and investments, net	(13,725)	(167,483)
Depreciation	23,901,413	23,564,883
Fixed asset impairment	—	931,552
Amortization	4,163,714	11,114,659
Contract rights impairment	959,468	5,462,825
Amortization of original issue discount	776,892	126,087
Reserve for doubtful accounts receivable	733,311	241,194
Write off of accounts receivable	(363,490)	(89,774)
Loss on sales of fixed assets, net	1,035,770	34,492
Deferred state and local income taxes	(300,000)	372,000
Decrease (increase) in:
Restricted cash and cash equivalents	1,110,516	(1,036,614)
Accounts receivable	1,769,610	8,096,259
Inventories	(59,679)	4,783,291
Prepaid expenses and other current assets	(7,356,037)	2,271,241
Deposits and other non-current assets	230,141	(261,446)
Increase (decrease) in:
Accounts payable, accrued expenses, other current liabilities and accrued compensation	3,188,332	11,923,498
Controlled disbursement account	2,140,563	(2,254,313)
Insurance financing payable	174,612	1,253,077
Payable to creditors under the plan of reorganization	(1,694,061)	(856,250)
Insurance reserve and other long-term liabilities	(1,142,494)	(4,051,467)
Net cash provided by (used in) operating activities	(13,171,353)	15,374,512
Cash flows from investing activities:
Additions to property, plant and equipment	(5,826,822)	(11,194,364)
Purchase of transportation contract rights	(377,598)	(79,154)
Due from parent	—	(461,688)
Proceeds from sales of fixed assets	4,853,602	147,358
Decrease in restricted cash and cash equivalents	(352,923)	(522,322)
Purchases of marketable securities	(8,183,338)	(1,153,898)
Proceeds from sales or redemptions of marketable securities	8,304,267	2,387,766
Net cash used in investing activities	(1,582,812)	(10,876,302)

	Year Ended June 30,
	2005	2004
Cash flows from financing activities:
Payment of GSCP DIP loan	$—	$(10,000,000)
Proceeds from senior secured notes	—	115,000,000
Proceeds from new senior credit facility	5,138,816	14,269,937
Revolving line of credit	—	(103,466,184)
Proceeds from senior unsecured notes	4,900,000	—
Proceeds from third priority senior secured notes	14,925,000	—
Distribution to parent company	(100,000)	—
Principal payments on borrowings and capital lease obligations	(3,428,499)	(4,727,379)
Deferred financing costs	(3,587,874)	(14,933,989)
Net cash provided by (used in) financing activities	17,847,443	(3,857,615)
Net increase in cash and cash equivalents	3,093,278	640,595
Cash and cash equivalents, beginning of year	3,741,683	3,101,088
Cash and cash equivalents, end of period	$6,834,961	$3,741,683
Supplemental disclosures on cash flow information:
Cash paid during the period for:
Interest	$18,391,418	$13,188,615
Income taxes	$139,665	$247,287
Supplemental disclosure of noncash financing activities:
Contribution of shares from parent	$—	$44,000,000
Original issue discount associated with the issuance of warrants	$900,000	$2,700,000
Capital lease obligations incurred for purchases of vehicles	$1,115,874	$7,529,216
Loans incurred for purchases of vehicles	$1,266,878	$511,596
Deferred financing costs paid from third priority senior secured notes	$75,000	$—
Letter of credit advance for insurance loss fund	$3,500,000	$—

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      Business

Atlantic Express Transportation Corp. (“AETC” or the “Company”), a wholly owned subsidiary of Atlantic Express Transportation Group Inc. (“AETG”), is one of the largest providers of school bus transportation in the United States, providing services currently to various municipalities in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. In addition to its school bus transportation operations, AETC also provides services to public transit systems for physically or mentally challenged passengers, fixed route transit, express commuter line charter and tour services, and through May 2004 sold school buses and commercial vehicles in New Jersey and various counties in New York (Note 2). Since 1998, GSC NJ through its affiliates Greenwich Street Capital (“GSC”) has been the majority holder of AETG.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

For the year ended June 30, 2005, the Company incurred a net loss of $42,426,209 and for the year ended June 30, 2004 had net income of $56,818,090. The net income for the year ended June 30, 2004 includes forgiveness of indebtedness income of $101,492,510 from continuing operations and $1,408,779 from discontinued operations related to the plan of reorganization (the “POR”) becoming effective. On August 16, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Note 3). The Company operated under a debtor-in-possession financing facility, for the period from August 16, 2002 until December 24, 2003, when it obtained exit financing as the POR became effective.

The consolidated financial statements include the accounts of AETC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Discontinued Operations

During the fiscal year ended June 30, 2003, the Company decided to sell certain assets of Central New York Coach Sales & Service, Inc. (“CNY”) and Jersey Bus Sales, Inc. (“JBS”), the Company’s bus sales subsidiaries. The assets of CNY were sold August 18, 2003. The Company sustained a net loss on the sale of these assets of approximately $59,000. Following that sale, the Company’s bus sales operations were conducted by JBS. The Company ceased the JBS operations in May 2004. These operations have been reported in the Company’s bus sales operation segment and have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  For the year ended June 30, 2004, the Company recorded an additional after tax charge of $1,298,104 to adjust the value of assets to be sold to net realizable value. Interest expense of  $912,421 and $17,568 was allocated to discontinued operations for the years ended June 30, 2004 and 2005, respectively. The Company allocated interest expense and deferred financing costs, attributable to its senior secured debt, revolving line of credit and new senior credit facility (Note 10), on the basis of the monthly net intercompany liability balances, which reflect and represent the debt that would be required by the discontinued operations. These charges are included in the net loss from discontinued operations for the years ended June 30, 2004 and 2005. Loss from discontinued operations for the year ended June 30, 2004 included $1,408,779 million of forgiveness of indebtedness income.

Summary results of the bus sales operations, which have been classified separately as discontinued operations, were as follows:

	Year ended June 30,
	2005	2004
Revenue—Bus sales operations	$—	$29,495,138
Loss before income tax	(294,435)	(1,074,083)
Provision for income taxes	2,000	6,000
Loss from discontinued operations	$(296,435)	$(1,080,083)

Assets of discontinued operations were reclassified from the following accounts:

	June 30,
	2005	2004
Property and equipment	$—	$1,550,000

The remaining balance of assets of discontinued operations at June 30, 2004 was sold in September 2004 for approximate net book value.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses and the accompanying notes. Actual results could differ from those estimates.

The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Amounts reported based upon these assumptions, include but are not limited to insurance reserves, allowance for doubtful accounts, income taxes, claims by creditors, forgiveness of indebtedness income, goodwill and other long-lived assets.

Revenue Recognition

Revenues from school bus and paratransit and transit operations are recognized when services are provided. The Company bills customers on a monthly basis based upon the completion of bus routes to all school bus customers and service hours completed to all paratransit customers, which in most cases are based upon contracts with customers.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less when purchased, which are readily convertible into cash.

Marketable Securities

In accordance with Financial Accounting Standards Board Statement No. 115, AETC determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase, and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when AETC has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as a separate component of shareholder’s equity. The cost of securities sold is based on the specific identification method.

Inventories

Inventories primarily consist of fuel, parts and supplies, which are valued at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated utilizing the straight-line method over the lives of the related assets. The useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

Years
Building and improvements	15 - 31.5
Transportation equipment	5 - 15
Other	3 - 7

Maintenance costs are expensed as incurred and renewals and improvements are capitalized.

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

Transportation Contract Rights

Transportation contract rights primarily represent the value the Company assigned to the cost of investments in certain of our school bus subsidiaries in excess of the book value of the companies acquired. In addition, AETC has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Using earnings before interest, income taxes, depreciation and amortization (“EBITDA”) as a measurement tool, the Company reviews the financial performance of its subsidiary bus companies that have transportation contract rights, annually. If this review indicates that the transportation contract rights are likely to be impaired in value, the Company projects the future undiscounted cash flows attributable to such subsidiary bus company and compares it to the carrying value of the transportation contract rights assets.  The major impacts to the future undiscounted cash flows are either a reduction of service requirements (e.g., routes) that decrease revenue, an increase in costs and expenses at a rate greater than the corresponding contractual revenue increase, or a combination of both factors.  If this comparison indicates that the future undiscounted cash flows attributable to the underlying assets are unlikely to exceed the carrying value of the transportation contract rights, an impairment charge is taken based on the difference between the estimated future cash flows, determined to be the estimated fair value, and the carrying value of the transportation contract rights. Using this methodology, it was determined that impairment charges of $5,462,825 and $959,468 for the fiscal years ended June 30, 2004 and 2005, respectively, were necessary to adjust the transportation contract rights to fair value. The majority of the impairment charges in both fiscal years ended June 30, 2004 and 2005 were in subsidiary bus companies in Massachusetts.

Transportation contract rights are amortized on a straight-line basis over a twelve-year period, which represents the Company’s estimate of the average length of the contracts and expected renewal periods.

Transportation contract rights are comprised of the following:

	June 30,
	2005	2004
Gross carrying amount	$19,698,470	$25,013,789
Less accumulated amortization	15,710,432	19,402,352
Transportation contract rights, net	$3,988,038	$5,611,437
Amortization expense recorded	$1,041,519	$1,890,081

Estimated amortization expense for the year ending June 30,

2006	$850,490
2007	681,036
2008	681,036
2009	681,036
2010	530,198

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the financing to which the costs relate, which range from three to four years because outstanding balances of debt remain substantially unchanged.

Insurance Coverage and Reserves

The Company self-insures its obligations that may arise under workers compensation and automobile liability claims. Provisions for such obligations are provided for as follows:

A.                                   Reserves requirements for deductible amounts, for fiscal years 2004, and 2005 were based upon actuarial valuations supplied by an insurance company. Such valuations computed reserve requirements based upon estimated ultimate claim losses, including those incurred but not reported. Charges to operations are adjusted, annually if necessary, to reflect these valuations.

The following table reflects the activity in this account for the years ended June 30, 2004 and 2005:

Total Reserve
Balance, June 30, 2003	$8,477,543
Expense	(1,042,015)
Payments against the reserve	(3,009,452)
Balance, June 30, 2004	4,426,076
Expense	728,191
Payments against the reserve	(1,844,452)
Balance, June 30, 2005	$3,309,815
Current portion of insurance reserve	$2,130,008
Long term portion of insurance reserve	1,179,807
Total insurance reserve	$3,309,815

B.                                     Automobile liability commencing July 1, 2001 and workers compensation subsequent to December 31, 2002, were administered through a third party insurance company. Under the terms of such arrangements, the Company funds, through monthly installments, loss funds specified by the insurance company. For the current insurance periods, these loss funds will total $10.2 million and $11.0 million for automobile liability and workers compensation claims, respectively. In addition, the Company pays fronting charges consisting of claims handling, administration, risk transfer charges and taxes. Payments made are charged to a prepaid asset account. Operating costs are charged, and prepaids are reduced, by estimated claim loss costs and amortization of fronting charges. Periodically, the Company receives from the insurance company a calculation of ultimate claims liability based upon actuarially computed reserves using a development factor taking into consideration claims history to arrive at incurred but not reported amounts. Charges to operations are adjusted to reflect these calculations.

Automobile liability and workers compensation payments made for loss funds and fronting charges of $33.8 million and $36.9 million were made for fiscal years 2004 and 2005, respectively. Charges based upon estimates of total losses and amortization of fronting charges, were made in such years and applied against the prepaid balance. In addition, based upon statistical information received from the insurance company, or third party actuary, adjustments for prior and current years insurance claim expenses were made. Such adjustments resulted in a reduction to insurance expense of $1.5 million in fiscal year 2004 and an increase to insurance expense of $2.3 million for the year ended June 30, 2005.   As of June 30, 2004 and 2005, the balances in the prepaid account were $14.3 million and $26.6 million respectively. For each policy year, an adjustment based upon a calculation of ratable incurred losses valued as of a date 30 or 54 months after the rating period, will be made by the insurance carrier.

The above charges to operations are based upon estimated ultimate liability related to these claims and could differ from period to period due to claims payment and settlement practices as well as changes in development factors due to assumed future cost increases and discount rates.

In February 2003, the New York City Department of Education (the “DOE”) entered into a Memorandum of Understanding (the “MOU”) with the Company and other school bus transportation providers, under which the DOE assumed certain vehicle insurance obligations. In addition, under the MOU, the Company is not responsible for the administration or payment of insurance claims arising after April 1, 2003. The Company is not aware of any factors that might impair the DOE’s ability or intent to pay claims under this program. The accompanying financial statements do not reflect reserves for such claims arising after April 1, 2003.

Income Taxes

AETC follows the liability method under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The primary objectives of accounting for taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences attributable to temporary differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases and of events that have been reflected in AETC’s financial statements or tax returns. When the realization of a deferred tax asset is not considered to be more likely than not, a valuation allowance is recorded against that deferred tax asset.

AETC files consolidated federal, state and local income tax returns with its parent and affiliates. The income tax charge or benefits allocated to AETC is based upon an allocation method determined by the group under a tax sharing agreement. The balance identified as deferred tax assets and liabilities can, in substance, be considered the equivalent to amounts due from and due to this affiliated group based upon the application of this method.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable including retainage, notes receivable, accounts payable, and short term debt approximated their fair value as of June 30, 2004 and 2005, due to either their short maturity or terms similar to those available to similar companies in the open market. Marketable securities, classified as available-for-sale, are valued at quoted market value.  At June 30, 2004, the fair value of the Company’s 12% Senior Secured Notes and Senior Secured Floating Rate Notes was approximately $113.9 million compared to the carrying value of $115.0 million (before original issue discount) (Note 3).  At June 30, 2005, the fair value of the Company’s 12% Senior Secured Notes, Senior Secured Floating Rate Notes and the 10%

Third Party Senior Secured Notes was approximately $124.8 million compared to the carrying value of $130.0 million (before original issue discount) (Note 3).

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not expect the adoption of SFAS 153 to have a material impact on our results of operations or financial condition.

3.                                      Reorganization Under Chapter 11

On August 16, 2002, AETG, the Company and most of its wholly owned subsidiaries (the “Debtors”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”).

Subsequent to the filing, the Company continued to operate its business under the Code as a debtor-in-possession (“DIP”).

The Bankruptcy Court confirmed the Debtor’s Plan of Reorganization (“POR”) on September 4, 2003. On December 24, 2003 the Debtors POR became effective and the Company emerged from bankruptcy protection. As part of the emergence from Chapter 11, the Company obtained exit financing of approximately $145 million, including a $100 million revolving line of credit and a senior secured note of $45 million.

On April 23, 2004 the exit financing was repaid in full from the net proceeds of $105.0 million 12% Senior Secured Notes and the $10.0 million Senior Secured Floating Rate Notes (collectively the “Notes”) and $6.6 million from the Company’s new senior credit facility (Note 10).

As a result of the POR becoming effective, the Bankruptcy Court approved the settlement of liabilities that were subject to compromise based upon the terms of the POR. The settlement resulted in the recognition of forgiveness of indebtedness income, based upon estimated settlement amounts, of approximately $102.9 million (including $1.4 million reflected in loss from discontinued operations) as follows:

	Liabilities subject to compromise at June 30, 2003	Consideration		Forgiveness of indebtedness income
Under secured debt	$128,240,000	$44,500,000	(1)	$83,740,000
Secured debt	20,582,771	20,582,771		—
Accrued interest	7,039,288	—		7,039,288
Trade and other miscellaneous claims	14,103,665	1,981,664	(2)	12,122,001
Priority tax claims	5,626,002	5,626,002	(3)	—
	$175,591,726	$72,690,437		$102,901,289

(1)                                  As part of the Company’s emergence from Chapter 11 and in accordance with the POR, the Company paid $500,000 and issued 100% of the outstanding common shares of AETG to holders of its $120.0 million outstanding 10 3/4% Senior Secured Notes due 2004 and the holder of an $8.2 million supplemental loan (GSC). The distribution of stock was treated as a contribution of capital from AETG to the Company. The valuation of the shares was determined by using the enterprise value of the Company calculated by an independent financial institution in connection with its valuation of warrants issued with the Notes. (Note 10) The valuation of the Company was determined using both the market multiple and discounted cash flow methods. The market multiple method used the actual EBITDA for the last fiscal year along with the projected EBITDA for the next two fiscal years. Each EBITDA was factored by a selected EBITDA multiple range (approximately 4.5x to 6.1x), as used in representative financial transactions. The discounted cash flow method used projected financial information through fiscal year 2008, a weighted average cost of capital of approximately 16% and terminal values calculated using an EBITDA multiple of 5.0x to arrive at a calculated enterprise value range.

These calculated values (from the market multiple and discounted cash flow methods) were averaged to determine an enterprise value range, and the midpoint of this range, plus non-operating assets, is the concluded point estimate of the enterprise value, which was approximately $175 million. The Company’s total debt was deducted from this point estimate of enterprise value to arrive at a net equity value. The concluded equity value estimate was calculated at $44 million by taking the $175 million enterprise value less total debt as of December 23, 2003, which is the day preceding the effective date of the Debtors’ POR, increased by a control premium of 30%. The Company believes that AETG’s enterprise value is approximately equal to the Company’s enterprise value, as the Company represents substantially all of AETG’s operations. The concluded value of the warrants was calculated at $2.7 million by first taking the $175 million enterprise value less total debt as of April 23, 2004, which is the day preceding issuance of the Notes, which resulted in a concluded equity value estimate of approximately $20 million. This $20 million was then multiplied by the warrants percentage of 15% and decreased by a 10% marketability discount (since the warrants represent a minority equity position).

(2)                                  Includes $1.1 million payable to general unsecured creditors in four equal annual installments, which commenced in January 2004.

(3)                                  Payable over six years from the date of the assessment of these taxes, for which payment commenced May 2005.

In addition, certain claims in the Chapter 11 bankruptcy case remain unsettled and are subject to ongoing negotiation and possible litigation. As of June 30, 2005, the Company had recorded approximately $7.0 million for outstanding administrative priority claims that the Company is aware of, as of that date, as accounts payable, accrued expenses and other liabilities.

Costs resulting from reorganization are reported separately in the statements of operations as reorganization costs. For the year ended June 30, 2004, these costs were $11,176,956 including approximately $3,000,000 of success fees to professionals and $976,000 of exit bonuses to management and key employees.  For the year ended June 30, 2005, these costs were $565,485.

The impact of the accounting for the POR did not result in the holders of existing equity shares receiving less then 50% of the equity shares post bankruptcy in either AETC or AETG, and accordingly, based upon the guidance in SOP 90-7, the Company is not subject to fresh start accounting. Liabilities were reduced and a gain as a result of settlement of liabilities subject to compromise was recognized. The Company’s ability to fully utilize its tax operating losses was impacted as a result of the debt cancellation.

4.                                      Receivable Agreement

In June 2004, the Company entered into an agreement (the “Receivable Agreement”) with Congress Financial Corporation (“Congress”), as predecessor to Wachovia Bank, National Association (“Wachovia”) to sell Wachovia, without recourse, up to a maximum $5.9 million of accounts receivable of the Company. Under the Receivable Agreement, Wachovia purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount against the Company’s debt under the new senior credit facility with the balance credited upon Wachovia receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited. This agreement expires concurrently with the expiration of the new senior credit facility (Note 11). In connection with the Company entering into the Receivable Agreement, the President and Chief Executive Officer of the Company has provided a  personal guarantee in full support of the agreement, as required by Wachovia, for which he received a $125,000 guarantee fee (Note 13). This fee is being amortized over the term of the agreement. As of June 30, 2004 the Company had sold approximately $5.9 million of receivables and received cash proceeds of $4.8 million, net of applicable commissions.  As of June 30, 2005 the Company had sold approximately $5.8 million of receivables and had received cash proceeds of $4.7 million, net of applicable commissions.

On November 2, 2005 the Company amended this agreement with Wachovia, to sell Wachovia, without recourse, up to a maximum $8.2 million of accounts receivable.  This increased amount is available to the Company from November 2, 2005 through July 1, 2006.  The President and Chief Executive Officer of the Company increased his personal guarantee to the new maximum and received an additional $50,000 guarantee fee.  As of November 2, 2005 the Company sold cumulatively $8.0 million of receivables and received cash proceeds of $6.6 million, net of applicable commissions.

5.                                      Retainage

Pursuant to certain municipal school bus contracts and paratransit and transit contracts, certain contractual amounts (retainage) are withheld by customers from billings as a guarantee of performance by AETC. At June 30, 2004 and 2005 retainage of $8,201,964 and 2,262,238 (net of $5,770,638, which was sold to Wachovia June 28, 2005, without recourse under the receivable agreement (Note 4) the total retainage was 8,032,876 prior to the sale to Wachovia), respectively, are classified as current accounts receivable, as they are normally paid within one year.

6.                                      Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents of $6,021,326 at June 30, 2004 represents cash equivalents of a captive insurance company subsidiary, that were only available for use by that subsidiary.  In October 2004 this subsidiary was liquidated and these assets were transferred to AETC. Restricted cash and cash equivalents of $5,263,733 at June 30, 2005 are pledged as collateral security for letters of credit outstanding in the amount of $8,843,851.

7.                                      Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,
	2005	2004
Land	$8,619,429	$9,128,258
Building and improvements	23,661,457	25,551,401
Transportation equipment	227,029,061	246,289,944
Transportation equipment acquired under capital leases	10,738,151	9,411,511
Machinery and equipment	38,802,761	38,549,330
Furniture and fixtures	4,839,680	4,616,623
	313,690,539	333,547,067
Less accumulated depreciation	(183,752,128)	(184,469,544)
	$129,938,411	$149,077,523

On April 26, 2005, the Company sold a facility for a gross purchase price of $4,460,000 and leased back the same property for a period of approximately twenty years.  The triple net lease, which is being accounted for as an operating lease, calls for monthly payments of $36,667 with annual increments of two percent.  The gain on the transaction was $2,465,150 and is being amortized over the leaseback period on a straight-line basis.

Accumulated depreciation of assets under capital leases was $1,119,634 and $355,506 as of June 30, 2005 and 2004, respectively.

8.                                      Marketable Securities—Restricted

The amortized cost and estimated fair value of the marketable securities are as follows:

	June 30, 2004
	Cost	Gross Unrealized Loss	Fair value
Available for sale:
US Treasury and other government debt securities	$4,606,732	$(38,508)	$4,568,224
Total marketable securities	$4,606,732	$(38,508)	$4,568,224

	June 30, 2005
	Cost	Gross Unrealized Gain	Fair value
Available for sale:
US Treasury and other government debt securities	$4,476,602	$83,711	$4,560,313
Total marketable securities	$4,476,602	$83,711	$4,560,313

At June 30, 2004, the above marketable securities were held by a captive insurance company subsidiary and were available for use only by that company.  At June 30, 2004 restricted cash and cash equivalents of approximately $4.9 million and marketable securities of $4.6 million were pledged as collateral for $8.8 million of letters of credit issued by the captive insurance company.  Restricted cash (representing unpledged cash) of $1,110,516 has been classified as current and was available for payment of claims.  In October 2004 this subsidiary was liquidated and these assets were transferred to AETC.  As of June 30, 2005 restricted cash and cash equivalents of approximately $5.3 million and marketable securities of approximately $4.6 million, are pledged as collateral for $8.8 million of letters of credit issued by AETC.

Net realized gains on marketable securities for the years ended June 30, 2004 and 2005 were $167,483 and $3,277 respectively, and are included in the net revenues of the captive insurance company, which is considered a part of the school bus operations segment.  Net realized gains on marketable securities for the year ended June 30, 2005 of $10,448 are included in other income (expense) also in the school bus operations segment.

Contractual maturity dates of the above securities are as follows:

	June 30, 2005		June 30, 2004
	Cost	Fair Value	Cost	Fair Value
2005	$—	$—	$889,829	$893,333
2006	407,333	407,697	2,400,498	2,342,864
2007 – 2011	2,255,937	2,330,514	703,622	702,385
2012 – 2031	1,813,332	1,822,102	612,783	629,642
Total	$4,476,602	$4,560,313	$4,606,732	$4,568,224

9.                                      Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30,
	2005	2004
Outstanding administrative priority claims (primarily professional fees)	$7,012,813	$6,991,523
Accounts payable	4,308,940	7,605,966
Payroll taxes withheld and accrued	2,488,484	2,310,308
Other accrued expenses and taxes	5,327,000	3,220,219
Accrued employee benefits	4,924,228	4,168,629
Total	$24,061,465	$24,296,645

10.                               Debt

The following represents the debt outstanding at June 30, 2004 and 2005:

	June 30,
	2005	2004
12% Senior Secured Notes, due 2008 with cash interest payable October 15th and April 15th(a)	$105,000,000	$105,000,000
Senior Secured Floating Rate Notes, due 2008 with cash interest payable October 15th and April 15th(a)	10,000,000	10,000,000
Less: original issue discount associated with the issuance of warrants, net (a)	(1,895,651)	(2,573,913)
New senior credit facility (b)	19,408,752	14,269,937
GSC 15% senior unsecured term note (c)	4,900,000	—
Letter of credit advance	3,500,000	—
10% Third Priority Senior Secured Notes due 2008 with cash interest payable October 15, and April 15th (d)	15,048,809	—
Less: original issue discount associated with the issuance of warrants, net (d)	(801,371)	—
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% - 10.3%	4,976,755	5,933,256
	160,137,294	132,629,280
Less current portion	24,820,652	16,375,354
Long-term debt, net of current portion	$135,316,642	$116,253,926

A summary of interest expense is as follows:

	June 30,
	2005	2004
Continuing operations:
Interest expense, including pre-payment penalties	$19,723,472	$16,027,615
Amortization of deferred financing expense	3,013,437	9,044,351
Amortization of original issue discount	776,891	124,228
Subtotal	23,513,800	25,196,194
Discontinued operations:
Interest expense, including pre-payment penalties	15,184	804,686
Amortization of deferred financing expense	1,831	105,876
Amortization of original issue discount	553	1,859
Subtotal	17,568	912,421
Total	$23,531,368	$26,108,615
Total Contractual Interest	$23,531,368	$32,577,365

(a)                                  On April 22, 2004 AETC issued the Notes (Note 3).  The net proceeds from the sale of the Notes, along with $6.6 million from our new senior credit facility (see “d” below) were used to repay in full our exit financing facilities. The Notes were issued as part of an investment unit consisting of $1,000 principal amount of the outstanding Notes and one warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $0.01 per share. $2.7 million of the purchase price of the units was allocated to the Warrants based upon a valuation by an independent financial institution. The original issue discount (the “OID”) is being amortized over the life of the Notes.

Annual interest on the Senior Secured Floating Rate Notes is equal to the applicable LIBOR rate plus a margin of 9.2%. The applicable LIBOR rate at June 30, 2005 was 3.41%. Interest payments on the Notes, which are required semi-annually through their maturity date, commenced on October 15, 2004. In addition, from and after September 30, 2006, in the event the Company does not satisfy certain leverage tests it will be required to pay additional payment in kind (“PIK”) interest on the Notes of 2% per annum.

In connection with the issuance of the Notes, the Company incurred $10.3 million of transaction costs, including $3.9 million of prepayment penalties, to repay the exit financing facilities.

The Notes and Warrants were not separately transferable until the earliest to occur of 180 days after their issuance, or the date on which a registration statement for a registered exchange offer with respect to the Notes is declared effective under the Securities Act.  The Notes were required to be registered with the Securities and Exchange Commission (the “SEC”) by October 19, 2004. Since they were not registered by its given deadline, AETC was required to pay liquidated damages until such registration became effective.  As of June 30, 2005, the amount of liquidated damages payable was approximately $177,000.  On September 1, 2005, the exchange offer was completed and the liquidated damages ended.

The indenture governing the Notes provides for optional redemption, a repurchase provision upon the existence of excess cash flow, as defined therein, and contains covenants typical of such arrangements including restrictions on capital expenditures and acquisitions of indebtedness as well as a covenant on the maintenance of a minimum trailing twelve months EBITDA (“LTM EBITDA”) as defined therein, of $23 million determined quarterly to begin with the quarter ending March 31, 2006.

The Company believes that it will have sufficient LTM EBITDA computed quarterly to meet the covenant requirement at June 30, 2006.  However based on current projections, the Company may not have sufficient LTM EBITDA computed quarterly to meet the requirement at March 31, 2006 and may therefore be in default of the indenture.  The Company believes that if this EBITDA shortfall should occur, it will be able to obtain a waiver of this covenant from the requisite percentage of bondholders.  As the Company believes it is probable that they can obtain such a waiver within the grace period, it has not reclassified the long-term notes to short term as of June 30, 2005.

The Notes and related subsidiary guarantees are senior secured obligations and will rank equal in right of payment to all other existing and future senior indebtedness and senior in right of payment to all of the Company’s and its guarantor subsidiaries’ existing and future subordinated indebtedness. The Notes are secured by a first priority lien on substantially all of the Company’s and its guarantor subsidiaries’ unencumbered owned real properties and on substantially all of the Company’s and its guarantor subsidiaries’ owned motor vehicles, and a second priority lien on the Company’s and its guarantor subsidiaries’ assets that secure their obligations under the new senior credit facility on a first priority basis.

(b)                                 Concurrently with the issuance of the Notes, the Company entered into a senior credit facility with Wachovia with up to $20.0 million of borrowing availability under a revolving credit facility. In addition there was initially a $10.0 million letter of credit facility. The senior credit facility is secured by a first priority lien on substantially all of the Company’s and all of its guarantor subsidiaries’ assets, other than the first lien collateral and certain excluded assets, and by a second priority lien on the first lien real property.

The borrowing capacity under the revolving credit facility is based on 85% of the net amount of our eligible accounts receivable. Loans under the revolving credit facility bear interest at prime rate (the prime rate on June 30, 2005 was 6.00%) plus 1% per annum or, if we elect, the LIBOR rate (the 3-month LIBOR rate on June 30, 2005 was 3.12%) plus 3.25% per annum. However, the $3.5 million portion of the senior credit facility, which is the supplemental loan amount, bears interest at 12% per annum. Letters of credit are subject to a fee of 2% per annum, payable monthly in arrears, and any amounts paid by lenders for a letter of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $600,000 and is required to pay a servicing fee of $10,000 per month, plus pay Wachovia a monthly fee of 0.5% on any unused portion of its senior credit facility. The senior credit facility contains an EBITDA maintenance covenant,  limitations on capital expenditures, as well as other events of default. From September 30, 2004 and through November 30, 2004, the Company was in default of this EBITDA maintenance covenant. However, on January 5, 2005, the Company received a waiver from Wachovia of this EBITDA maintenance covenant under the senior credit facility for the period from September 30, 2004 through November 30, 2004. On March 3, 2005, April 15, 2005 and August 15, 2005 the senior credit facility was amended to reset the EBITDA covenant through the end of the loan term to $23 million.  Through June 30, 2005 the Company was in compliance with this EBITDA covenant.

 On October 14, 2004, Wachovia amended its senior credit facility to allow Wachovia to make non-revolving supplemental loans to the Company of up to $3.5 million. These supplemental loans, which are not subjected to borrowing base availability, do not increase the amount of the $20.0 million senior credit facility. The $3.5 million loan, which bears interest at 12% per annum, was funded by GSC, the junior participant to the supplemental loan, on October 14, 2004. Under the terms of the definitive documentation of the supplemental loan, GSC may receive payment of the outstanding principal balance of the supplemental loans if the Company’s excess availability, as defined in the senior credit facility, is not less than $5.0 million for the 30 day period immediately prior to the repayment of these loans and for each of the three business days immediately prior to the date of repayment of the loans.  No principal payments have been made to GSC under the supplement loans.

The senior credit facility will terminate on its third anniversary. The borrowings under the senior credit facility have been classified as current. Early termination by us prior to the first, second and third anniversaries of our senior credit facility will be subject to early termination fees of 3%, 2% and 1% of the maximum credit under the senior credit facility, respectively.

(c)                                  On August 5, 2004 the Company received $4,900,000 from GSC and signed a senior unsecured term note (the “GSC Note”). The GSC Note bears interest at 15% per annum and is payable monthly, in arrears, commencing August 31, 2004 until September 2004 and quarterly, in arrears, thereafter. The GSC Note contains identical covenants as the senior credit facility and matures the earlier of April 23, 2007 or such date as excess availability as defined by the senior credit facility is in excess of $7.0 million, after giving effect to the repayment of principal of the GSC Note. In connection with this transaction, GSC, Wachovia and the Company signed a subordination agreement, whereby the parties agree that the Company may pay interest if excess availability is not less than $1.0 million and pay principal if excess availability is in excess of $7.0 million, after giving effect to the respective repayments and no event of default (as defined in the senior credit facility) shall exist or have occurred and be continuing.  No principal payments have been made to GSC under the senior unsecured term note.

(d)                                 On March 3, 2005, concurrently with the execution of the supplemental indenture to the indenture governing the Notes, the Company issued $15.0 million of third priority senior secured notes due 2008 (the “Additional Indebtedness”). The Additional Indebtedness was issued with warrants to acquire 40,752 shares, or 5%, of the Company’s common stock (the “Additional Warrants”). $0.9 million of the purchase price was allocated to the Additional Warrants, which was based upon a valuation model prepared by an independent financial institution that was used for the Warrants issued with the Notes. The original issue discount is being amortized over the life of the Additional Indebtedness. In connection with the offering of the Additional Indebtedness, the Company incurred $2.3 million of transaction costs. Interest on the Additional Indebtedness is 10% per annum in cash and PIK interest of 1% per annum, payable semi-annually in arrears on April 15 and October 15, which commenced on April 15, 2005. The Additional Indebtedness is secured by a third priority lien on all of the Company’s and its guarantor subsidiaries’ real property and a third priority lien on those assets that secure the Company and its guarantor subsidiaries’ obligations under the senior credit facility on a first priority basis. The holders of the Additional Indebtedness are allowed to vote and consent together as one class with the holders of the Notes, except in matters regarding the registration rights agreement. Although the Additional Indebtedness is not and will not be registered with the SEC, the Additional Warrants have registration rights.

Aggregate yearly maturities of long-term debt based upon payment terms as of June 30, 2005, are as follows:

2006	$24,820,652
2007	768,753
2008	135,507,121
2009	607,908
2010	559,929
Thereafter	569,952
Subtotal	162,834,315
Less unamortized original issue discount	(2,697,021)
$160,137,294

11.                               Obligations Under Capital Leases

During the year ended June 30, 2004, AETC entered into a Master Lease Agreement to acquire 161 vehicles for use in its school bus transportation operations. Assets under this lease aggregated $9,411,511. Payment terms range from 60 to 72 months, with skip payments in July, August and September each year, with interest added to the debt in the same months.

In October 2004, an additional nine vehicles were acquired at a cost of $401,850 and in February 2005, an additional fifteen vehicles were acquired at a cost of $924,790 for use in its school bus transportation operations.

Future annual lease payments under capital lease obligations as of June 30, 2005 are as follows:

2006	$1,993,303
2007	1,993,303
2008	1,993,302
2009	1,672,845
2010	195,825
Thereafter	101,977
Total	7,950,555
Amount representing interest	1,628,122
Present value of future minimum lease payments	6,322,433
Current portion of capital lease obligations	1,356,354
Capital lease obligations, net of current portion	$4,966,079

Aggregate maturities under capital lease obligations based upon payment terms as of June 30, 2005 are as follows:

2006	$1,356,354
2007	1,505,873
2008	1,672,025
2009	1,526,336
2010	166,742
Thereafter	95,103
Total	$6,322,433

12.                               Other Expense

Other expenses consisted of the following for the year ended June 30, 2004 and 2005.

	Year Ended June 30,
	2005	2004
Loss (gain) on sale of fixed asset	$1,058,818	$(40,451)
Loss (gain) other	(33,497)	15,762
Interest (income)	(272,609)	(45,057)
Management fee (income)	(56,340)	(21,000)
GSCP Management fee expense	400,000	232,512
Other expense	$1,096,372	$141,766

13.                               Income Taxes

The benefit from (provision for) income taxes consists of the following:

	Year Ended June 30,
	2005	2004
Current:
Federal	$—	$—
State and local	(86,000)	(104,800)
Deferred:
State and local	300,000	(372,000)
	$214,000	$(476,800)

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	Year Ended June 30,
	2005	2004
Federal income tax rate	34.0%	34.0%
State and local income taxes (net of federal benefit)	0.3%	0.2%
Increase (decrease) of valuation allowance	(33.4)%	(30.2)%
Reorganization costs	(0.4)%	6.6%
Discount on related party debt acquisition	—%	(8.1)%
Other	—%	(1.7)%
Effective tax rate	0.5%	0.8%

Deferred tax assets (liabilities) are comprised of the following:

	Year Ended June 30,
	2005	2004
Deferred tax assets:
Allowance for doubtful receivables	$767,000	$601,000
Loss and tax credit carry forwards	76,515,000	35,551,000
Accrued expenses and other	3,436,000	4,065,000
	80,718,000	40,217,000
Deferred tax liabilities:
Depreciation	(31,222,000)	(27,979,000)
Intangible assets	(921,000)	(1,527,000)
Forgiveness of indebtedness income	(16,480,000)	(6,418,000)
	(48,623,000)	(35,924,000)
Net deferred tax asset	32,095,000	4,293,000
Valuation allowance	(32,717,000)	(5,215,000)
Deferred tax liabilities (net)	$(622,000)	$(922,000)

The Company had available, at June 30, 2005, net operating loss (“NOL”) carry forwards for regular federal tax purposes of approximately $171 million (after the reduction described below) which expire during the years 2012 through 2025. As described in Note 3, on December 24, 2003, the Company’s POR became effective and the Company emerged from bankruptcy protection. As a result of the reorganization, for federal and state income tax purposes, approximately $92.8 million of indebtedness was considered cancelled. The Company believes that this cancellation and related transactions will result in a reduction of its available net operating loss carry forwards of approximately $39.3 million, capital loss carry forwards of approximately $1.8 million and tax basis of its depreciable assets of $15.1 million and non-depreciable assets of $22.4 million. Further, should a change in ownership, as defined in Section 382 of the Internal Revenue Code occur, the Company’s ability to utilize its remaining NOL in future years could be significantly limited.

14.                               Related Party Transactions

AETC incurred rent expense of $48,000 and $35,200 for the years ended June 30, 2004 and 2005, respectively, in connection with the lease of real property from an affiliate.

Upon the effectiveness of the POR on December 24, 2003, AETG and AETC entered into a management services agreement, with GSCP, Inc., an affiliate of GSC, a principal stockholder of the Company. Under the agreement, GSCP, Inc. agrees to advise and consult with our boards of directors and management on certain business, operational and financial matters and provides other advisory services. The agreement provides that AETG and AETC will pay to GSCP, Inc. an annual fee of $500,000 for such services, $400,000 of which was allocated to the Company.  The management services agreement terminates when GSC ceases to own any shares of common stock issued upon the effectiveness of the POR.  For the years ended June 30, 2004 and 2005, the Company incurred advisory costs of $232,512 and $400,000, respectively, all of which remain unpaid.

On February 10, 2004, the Company entered into a management agreement with Atlantic Transit II Corp. (“ATC”) and Atlantic School Bus Corp. (“ASBC”), subsidiaries of AETG. Under the agreement, the Company provides certain administrative services on behalf of ATC and ASBC. The agreement provides that ASBC will pay the Company a monthly fee of $30 per route vehicle.  For the years ended June 30, 2004 and 2005 the company has earned  $21,000 and $56,340, respectively.

In connection with the Company entering into the Receivable Agreement, as amended, the President and Chief Executive Officer of the Company has provided a personal guarantee in full support of the agreement, as required by Wachovia, for which he received a $175,000 guarantee fee (see Note 4).

CNY and JBS entered into an agreement with Atlantic Bus Distributors, Inc. (“ABD”), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit 20% of the cost of these vehicles simultaneously with ABD’s receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central’s delivery of these vehicles to its customers or within 120 days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchase of any such vehicles. The Company sold the assets of Central New York Coach Sales and Service, Inc. on August 18, 2003 and closed Jersey Bus Sales, Inc. The Company does not anticipate ordering any buses through this agreement in the future.

During the years ended June 30, 2004 and 2005, total payments made by Central under this agreement were $19,116,476 and $0, respectively.

15.                               Equity

As of June 30, 2004, and 2005, the Company’s authorized capital stock consists of 1,303,200 shares, par value $.01 per share, based upon an amendment to its certificate of incorporation, effective April 21, 2004, whereby the Company split its authorized capital stock. AETG owns 100% (651,600 shares) of the Company’s outstanding capital stock. All share amounts, except par value, have been restated and adjusted to reflect this share split. There was no net effect on total shareholder’s equity as a result of the share split.

16.                               Commitments and Contingencies

Leases

Minimum rental commitments as of June 30, 2005 for noncancellable equipment and real property operating leases are as follows:

	Year Ended June 30, 2005
	Real Property	Transportation and Other Equipment	Total
2006	$4,205,791	$4,460,973	$8,666,764
2007	3,100,651	4,081,499	7,182,150
2008	2,841,230	3,921,571	6,762,801
2009	2,458,926	2,590,294	5,049,220
2010	2,127,904	1,807,118	3,935,022
Thereafter	12,321,586	1,971,905	14,293,491
	$27,056,088	$18,833,360	$45,889,448

Total rental charges amounted to $8,337,968 and $10,214,299 for the years ended June 30, 2004 and 2005, respectively.

Litigation

The Company is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of AETC. There are various claims, which are insured under an automobile insurance policy issued by

Reliance National Indemnity Company (“Reliance”) for the period February 28, 1997 through December 31, 1998. Reliance is insolvent and as such the New York Public Motor Vehicle Liability Fund is required to provide coverage in lieu of Reliance. In May 2002, the New York State Insurance Department Liquidation Bureau notified the Company that this fund is financially strained and will be unable to provide defense or indemnification for claims, which arose during the Reliance policy period. The Company has commenced an action against the Superintendent of Insurance of New York to compel him to provide coverage, however, any related claims will be settled under the liabilities subject to compromise as a result of the reorganization.

Environmental

 The Company is aware that certain properties and facilities it owns or operates may be subject to environmental remediation in the future due to the potential impact of asbestos contaminating material and offsite issues such as leaking underground storage tanks or previous or current industrial operations. In addition, the Company has recently received notices of violations and potential violations related to certain environmental matters. The Company hired an environmental consultant, who completed Phase I Environmental Site Assessments on approximately seven of the Company’s properties. Based upon the reports of the environmental consultant, the Company believes that any penalty or remediation cost would not be material. In addition, the Company has recently settled two environmental claims for immaterial amounts. As a result, management and counsel do not believe that the penalties, if any, will be material.

Outstanding Letters of Credit

Letters of credit totaling approximately $18,844,000 and $15,344,000 related to the collateralization of self insurance deductibles and worker’s compensation insurance and automobile liability insurance loss funds, were outstanding as of June 30, 2004 and 2005, respectively.

Performance Security

AETC’s transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit or cash retainages. At June 30, 2005, AETC secured the performance of its DOE contracts through the use of cash retainages of 5% of amounts due to AETC.

In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 2004 and 2005 AETC has provided performance bonds aggregating approximately $44.0 million and $53.1million respectively.

Employment Agreements

At June 30, 2005, AETC has employment agreements with certain executives which require payments of $1,177,000, $1,203,000 and $1,083,000 in fiscal year 2006, 2007, and 2008 respectively.

Under an employment agreement dated November 25, 2003 with an executive, that executive receives a cash exit bonus, upon a change in control, equal to the fair market value, as of the date of such change in control, of 1.5% of all issued and outstanding Company common shares immediately following the effective date of the reorganization. The exit bonus is also due and payable on a reduced basis, as defined, in the event the executive leaves the Company. In the event a change in control has not occurred prior to December 31, 2010 the exit bonus is payable January 1, 2011. The amount of this exit bonus accrued as of June 30, 2005, is approximately $81,600.

The same executive was eligible to receive a performance bonus of $250,000, subject to increases based on certain profitability levels to a maximum of $500,000, for 2006, since the Company signed a contract with the DOE for school bus service beginning July 1, 2005. On September 23, 2005 the Company paid out $250,000 of this bonus.

An executive of the Company has entered into an agreement with the major shareholder of AETG whereby that executive will receive a bonus that will be paid by that shareholder based upon the value that shareholder receives as a result of the sale of the Company.

17.                               Retirement Plans

AETC sponsors a tax qualified 401(k) plan whereby eligible employees can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee’s compensation is also invested. AETC’s contributions were approximately $387,000 and $362,000 for the years ended June 30, 2004 and 2005, respectively.

AETC has a qualified Profit Sharing Plan for eligible employees (primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC’s contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC’s contributions were approximately $68,000 and $79,000 for the years ended June 30, 2004 and 2005, respectively.

The Company contributed to the pension plans of various unions covering drivers, mechanics and other workers as part of related union agreements. Such contributions amounted $5,840,000 and $6,162,000 for the years ended June 30, 2004 and 2005, respectively.

18.                               Major Customer and Concentration of Credit Risk

For the years ended June 30, 2004 and 2005, revenues derived from the DOE were the following:

	Year Ended June 30,
	2005	2004
Total revenues from continuing operations	$363,675,565	$363,520,687
DOE revenues—$	$160,830,952	$155,217,213
DOE revenues—%	44.22%	42.70%

As of June 30, 2004 and 2005, AETC had accounts receivable including retainage from the DOE of $20,509,191 and $15,102,816, respectively.

At June 30, 2004 and 2005, substantially all cash and cash equivalents were on deposit with one major financial institution. Deposits held with banks may exceed the amounts of insurance provided on such deposits.

Approximately three quarters of the Company’s employees are subject to twenty-nine collective bargaining agreements that either will expire over the next three to four years, or in the case of five agreements, have already expired.

19.                               Subsequent Events

On July 6, 2005, 201 West Sotello Realty Inc., a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Los Angeles, California.  The sale and lease back was pursuant to the Agreement and Escrow Instructions for Purchase of Real Estate (the “Agreement and Escrow Instructions”) with S.R. Partners (the “Buyer”).  Pursuant to the Agreement and Escrow Instructions, 201 West Sotello Realty Inc. sold to the Buyer its owned real property located in Los Angeles, California for a gross purchase price of $5,000,000.  In connection with the sale of the property, Atlantic Express of L.A. Inc., a subsidiary of the Company, agreed to leaseback the premises from the Buyer for a term of approximately ten years.  The triple net lease calls for a monthly payments of $39,583 with annual increments of 2.5%.  Atlantic Express of L.A. Inc. will be responsible for all real property taxes and certain insurance costs under the lease.  The Company expects a gain on this transaction of $737,268 and will be amortized over the leaseback period on a straight-line basis.

On August 3, 2005, the Company announced its offer to exchange up to (i) $105.0 million in aggregate principal amount of its 12% Series B Senior Secured Notes due 2008, which have been registered under the Securities Act of 1933, as amended, for its outstanding unregistered 12% Series A Senior Secured Notes due 2008 and (ii) $10.0 million in aggregate principal amount of its Series B Senior Secured Floating Rate Notes due 2008, which have been registered under the Securities Act of 1933, as amended, for its outstanding unregistered Series A Senior Secured Floating Rate Notes due 2008. On August 31, 2005, Atlantic Express Transportation Corp. announced the successful completion of this exchange offer.

On October 17, 2005, the Company sold 293,663 shares of its Common Stock, $.01 par value per share, to AETG for an aggregate purchase price of $4.9 million.  The Company is a wholly owned subsidiary of AETG.  AETG obtained $3.7 million of the proceeds of the $4.9 million investment from GSC and $1.2 million from the holder of the additional indebtedness (Note 10).

20.                               Segment Information

The operating segments reported below are segments of the company for which separate financial information is available and for which operating results as measured by income from operations are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).

The Company operates in two reportable segments: School Bus Operations and Paratransit and Transit Operations, both of which are conducted throughout the U.S.

School Bus Operations provide services for the transportation of open enrollment students through the use of standard school buses, and the transportation of physically or mentally challenged students through the use of an assortment of vehicles, including standard school buses, passenger vans and lift-gate vehicles, which are capable of accommodating wheelchair-bound students.

Paratransit and Transit Operations provide paratransit service in New York and Arizona for physically and mentally challenged persons who are unable to use standard public transportation. The Company also reserved and scheduled passenger service requests under our contract in Arizona. The remainder of our paratransit and transit operations revenue comes from fixed route transit, express commuter line and charter and tour bus services. Our contract in Arizona, which generated approximately 11.7% and 5.7% of the revenues for our paratransit and transit operations in fiscal 2004 and 2005, respectively, expired in December 2004 and was not renewed.

The summarized segment information (excluding discontinued operations), as of and for the years ended June 30, 2004 and 2005 are as follows:

	Year Ended June 30, 2004
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$321,465,664	$42,055,023	$363,520,687
Cost of operations	285,644,957	35,033,632	320,678,589
Income (loss) from operations	(8,300,217)	1,697,596	(6,602,621)
Total assets	233,320,706	21,459,733	254,780,439
Capital expenditures	18,566,304	668,872	19,235,176
Depreciation and amortization	23,549,097	2,737,828	26,286,925

	Year Ended June 30, 2005
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$319,604,294	$44,071,271	$363,675,565
Cost of operations	298,907,448	38,490,635	337,398,083
Income (loss) from operations	(18,240,314)	1,072,197	(17,168,117)
Total assets	229,149,965	17,885,499	247,005,464
Capital expenditures	5,994,616	2,196,812	8,191,428
Depreciation and amortization	22,944,663	2,084,100	25,028,763

	Years Ended June 30
Reconciliation to net income (loss)	2005	2004
	(In thousands)
Income (loss) from operations	$(17,168)	$(6,603)
Forgiveness of indebtedness income	—	101,493
Interest expense	(23,514)	(25,196)
Reorganization costs	(566)	(11,177)
Other income (loss)	(1,096)	(142)
Income (loss) before benefit from (provision for) income taxes and discontinued operations	$(42,344)	$58,375

21.                               Valuation Allowances

	Balance at Beginning of Period	Additions- Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended June 30, 2004
Allowance for doubtful accounts (1)	883,000	241,000	(211,000)	1,335,000
Valuation allowance for deferred taxes (2)	$29,483,000	$—	$24,268,000	$5,215,000
Year Ended June 30, 2005:
Allowance for doubtful accounts (1)	1,335,029	733,311	363,490	1,704,850
Valuation allowance for deferred taxes (2)	5,215,000	27,502,000	—	32,717,000

(1)                                  Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2)                                  Adjustments associated with the Company’s assessment of the deferred tax assets. For the year ended June 30, 2004 the valuation allowance was reduced by approximately $20.5 million due to primarily the pre-tax income effect of the forgiveness of indebtedness income impacting the related federal and state net operating loss carry forwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2005.

Atlantic Express Transportation Corp.

By:	/s/ Neil J. Abitabilo
Neil J. Abitabilo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each of the following persons on behalf of the Registrant and in the capacities indicated on  November 16, 2005.

SIGNATURE	TITLE

/s/ Peter Frank	Chairman of the Board of Directors
Peter Frank

/s/ Domenic Gatto	Director, Chief Executive Officer and President
Domenic Gatto	(Principal Executive Officer)

/s/ Matthew Kaufman	Director
Matthew Kaufman

/s/ Adam Draizin	Director
Adam Draizin

/s/ Neil J. Abitabilo	Chief Financial Officer
Neil J. Abitabilo	(Principal Financial and Accounting Officer)