Form 10-Q
period 2005-08-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2005-12-05
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:     0-24247

Atlantic Express Transportation Corp.

(Exact name of registrant as specified in its charter)

New York	13-392-4567
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

7 North Street Staten Island, New York 10302-1205

(Address of principal executive offices)

(718) 556-8079

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of November 9, 2005 was 945,263

PART I.

FINANCIAL INFORMATION

Item I.  Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,215,192	$6,834,961
Accounts receivable, net of allowance for doubtful accounts of $1,734,850 and $1,704,850, respectively	44,468,436	44,831,587
Inventories	3,169,753	2,859,415
Prepaid insurance	28,159,644	31,425,704
Prepaid expenses and other current assets	5,108,055	3,222,345
Due from affiliates , net	277,508	—
Total current assets	82,398,588	89,174,012
Property, plant and equipment, at cost, less accumulated depreciation	120,981,172	129,938,411
Other assets:
Restricted cash and cash equivalents	5,194,260	5,263,733
Restricted marketable securities	4,636,393	4,560,313
Transportation contract rights, net	5,169,228	3,988,048
Deferred financing costs, net	8,894,628	9,586,228
Deposits and other non-current assets	5,037,000	4,494,719
Total other assets	28,931,509	27,893,041
	$232,311,269	$247,005,464
Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt	$24,946,901	$24,820,652
Current portion of capital lease obligations	1,392,270	1,356,354
Insurance financing payable	2,203,925	3,984,116
Controlled disbursements account—checks issued not funded	2,684,721	4,725,722
Accounts payable, accrued expenses and other current liabilities	26,304,021	24,061,465
Accrued compensation	5,265,092	6,986,704
Current portion of insurance reserves	1,757,774	2,130,008
Accrued interest	8,523,286	4,406,189
Payable to creditors under the plan of reorganization	1,526,133	1,810,085
Total current liabilities	74,604,123	74,281,295

Long-term debt, net of current portion	135,497,098	135,316,642
Capital lease obligations, net of current portion	5,100,298	4,966,079
Insurance reserves, net of current portion	1,179,807	1,179,807
Deferred income, net of current portion and other long-term liabilities	3,142,597	2,415,869
Deferred state and local income taxes	622,000	622,000
Payable to creditors under the plan of reorganization, net of current portion	3,214,648	3,247,270
Total liabilities	223,360,171	222,028,962

Commitments and contingencies
Shareholder’s equity:

Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 651,600	6,516	6,516
Additional paid-in capital	110,042,001	110,042,001
Accumulated deficit	(101,082,746)	(85,155,726)
Accumulated other comprehensive income (loss)	(15,073)	83,711
Total shareholder’s equity	8,950,698	24,976,502
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$232,311,269	$247,005,464

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
School bus operations	$55,586,660	$43,304,544
Paratransit and transit operations	11,700,394	11,450,949

Total revenues	67,287,054	54,755,493

Costs and expenses:
Cost of operations—School bus operations	55,789,208	46,833,663
Cost of operations—Paratransit and transit operations	10,164,588	9,842,696
General and administrative	4,629,211	3,920,913
Depreciation and amortization	6,071,880	6,114,369

Total operating costs and expenses	76,654,887	66,711,641

Loss from operations	(9,367,833)	(11,956,148)
Other income (expense):
Interest expense	(6,426,707)	(4,966,204)
Reorganization costs	(59,236)	(339,859)
Other income (loss)	38,080	(479,367)

Loss before provision for income taxes and discontinued operations	(15,815,696)	(17,741,578)
Provision for income taxes	—	36,000

Loss before discontinued operations	(15,815,696)	(17,777,578)
Loss from discontinued operations	(1,324)	(134,495)

Net loss	$(15,817,020)	$(17,912,073)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2005	2004

Cash flows from operating activities
Net loss	$(15,817,020)	$(17,912,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Gain on sales of marketable securities and investments	(5,582)	(3,277)
Depreciation	5,379,468	5,825,241
Fixed asset impairment	445,137	—
Amortization	1,175,404	947,188
Original issue discount interest	243,537	169,566
Reserve for doubtful accounts receivable	30,000	30,000
(Gain) loss on sales of fixed assets	(33,648)	375,667

Decrease (increase) in:
Restricted cash and cash equivalents	—	950,033
Accounts receivable	333,151	6,829,077
Inventories	(310,337)	(41,594)
Prepaid expenses and other current assets	1,317,246	(2,140,490)
Due from affiliates, net	(277,508)	—
Deposit and other non-current assets	(548,964)	(196,461)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	4,601,968	8,151,283
Controlled disbursement account	(2,041,000)	579,761
Insurance financing payable	(1,780,191)	(1,991,568)
Payable to creditors under plan of reorganization	(316,574)	(14,365)
Insurance reserve and other long-term liabilities	(259,961)	(433,064)

Net cash provided by (used in) operating activities	(7,864,874)	1,124,924

Cash flows from investing activities
Additions to property, plant and equipment	(1,860,523)	(1,188,098)
Purchase of transportation contract rights	(1,421,772)	—
Proceeds from sales of fixed assets	5,778,089	102,445
Increase (decrease) in restricted cash and cash equivalents	69,473	(87,288)
Purchases of marketable securities	(1,470,702)	—
Proceeds from sales or redemptions of marketable securities	1,299,708	41,313

Net cash provided by (used in) investing activities	2,394,273	(1,131,628)

Cash flows from financing activities
Proceeds from (payments of) senior credit facility	$539,910	$(2,647,180)
Proceeds from Senior Secured Notes	—	4,900,000
Distributions to parent company	(110,000)	(100,000)
Principal payments on borrowings and capital lease obligations	(344,261)	(46,747)
Deferred financing	(234,817)	(586,526)

Net cash provided by (used in) financing activities	(149,168)	1,519,547

Net increase (decrease) in cash and cash equivalents	(5,619,769)	1,512,843
Cash and cash equivalents, beginning of year	6,834,961	3,741,683

Cash and cash equivalents, end of period	$1,215,192	$5,254,526

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$931,867	$408,361

Income taxes	$51,892	$26,220

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                                Basis of Accounting

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s financial statements as of and for the year ended June 30, 2005 as filed on the Company’s Special Financial Report on Form 15d-2.  In the opinion of management, all adjustments and accruals, (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.  Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.                                                Sales and Leaseback Transaction

On July 6, 2005, 201 West Sotello Realty Inc., a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Los Angeles, California.  The sale and lease back was pursuant to the Agreement and Escrow Instructions for Purchase of Real Estate (the “Agreement and Escrow Instructions”) with S.R. Partners (the “Buyer”).  Pursuant to the Agreement and Escrow Instructions, 201 West Sotello Realty Inc. sold to the Buyer its owned real property located in Los Angeles, California for a gross purchase price of $5,000,000.  In connection with the sale of the property, Atlantic Express of L.A. Inc., a subsidiary of the Company, agreed to leaseback the premises from the Buyer for a term of approximately ten years.  The triple net lease called for monthly payments of $39,583 with annual increments of 2.5%.  Atlantic Express of L.A. Inc. is responsible for all real property taxes and certain insurance costs under the lease.  The gain on this transaction was $737,268 and is being amortized over the leaseback period on a straight-line basis.

3.                                                Exchange Offer

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

4.                                                New Accounting Standards

There have been no new accounting pronouncements or significant changes to accounting pronouncements during the quarter ended September 30, 2005 that the Company expects will have a material impact on the Company’s financial statements. See Note 2 to Notes to Consolidated Financial Statements included in the Company’s Special Financial Report on Form 15d-2.

5.                                                Employment Agreements

An executive was eligible to receive a performance bonus of $500,000, in relation to the contract with the Department of Education of the City of New York (“DOE”) for 2006.  As of September 30, 2005, the Company has paid out $250,000 of this bonus and expects to pay the balance by June 30, 2006.

6.                                                Due from Affiliates

The Company and its affiliates have common insurance policies covering vehicle loss, umbrella, general liability, building and contents and workers compensation.  The Company pays the entire premium amounts and charges a pro-rata share of these costs to its affiliates based on a percentage of fleet, revenue, or payrolls of the affiliate to total fleet, revenue or payrolls.  The Company also allocates a portion of employee health benefit costs based on a monthly number of covered employees.

7.                                                Purchase of Transportation Contract Rights

The Company entered into an agreement on June 17, 2005 to purchase 105 transportation routes (the “Assigned Routes”) pursuant to the DOE contract.  On September 15, 2005 the transaction was consummated and the Company paid $1,417,500 for the Assigned Routes.

8.                                                Subsequent Events

On October 17, 2005, the Company sold 293,663 shares of its common stock, par value $0.01 per share, to Atlantic Express Transportation Group Inc. (“AETG”) for an aggregate purchase price of $4.9 million.  The Company is a wholly owned subsidiary of AETG.  AETG obtained $3.7 million of the proceeds of the $4.9 million investment from GSC and $1.2 million from the holder of the Company’s 10% Third Priority Notes due 2008.

On November 2, 2005 the Company amended its receivable agreement (the “Receivable Agreement”)  with Wachovia Bank, National Association (“Wachovia”), to sell Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable.  This increased amount is available to the Company from November 2, 2005 through July 1, 2006, at which time the maximum receivables able to be sold will revert back to the $5.9 million.  The President and Chief Executive Officer of the Company increased his existing personal guarantee in full support of the agreement and received an additional $50,000 guarantee fee.

On November 22, 2005, Midway Leasing, Inc., (“Midway”) a subsidiary of the Company, entered into a Contract of Sale with a third party (the “Purchaser”). Pursuant to the Contract of Sale, Midway has agreed to sell to the Purchaser its owned real property located in Staten Island, New York for a gross purchase price of $4,200,000. In connection with the sale of the property, Midway has agreed to leaseback the premises from the Purchaser for a term of ten years. The triple net lease calls for monthly payments of $29,750 with a 2.0% increase per year, beginning November 30, 2006. The Company will be responsible for all real property taxes and certain insurance costs under the lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (“we” or “the Company”) is the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with 112 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2006, we have contracts to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of September 30, 2005, we had a fleet of approximately 6,000 vehicles operating from approximately 45 major facilities.

Contracts with the Company’s largest customer, the DOE, were extended effective July 1, 2005 for an additional five years through June 30, 2010.  School bus transportation services accounted for 82.6% and 79.1% of our revenues from continuing operations for the three months ended September 30, 2005 and 2004, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York greater metropolitan area.

The paratransit and transit services operations accounted for 17.4% and 20.9% of our revenues from continuing operations for the three months ended September 30, 2005 and 2004, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (“RFP”) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies.

Results of Operations(1)

	Three Months Ended September 30,
	2005		2004
	(unaudited)
	(in millions, except percentages)
Revenues	$67.3	100.0%	$54.8	100.0%
Cost of operations	66.0	98.0%	56.7	103.5%
General and administrative	4.6	6.9%	3.9	7.2%
Depreciation and amortization	6.1	9.0%	6.1	11.2%
Income (loss) from continuing operations	(9.4)	(13.9)%	(12.0)	(21.8)%
Interest expense	6.4	9.6%	5.0	9.1%
Income (loss) before discontinued operations	(15.8)	(23.5)%	(17.8)	(32.5)%

(1)                                  All figures are from continuing operations.

Results of Operations - Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues.  Revenues from school bus operations were $55.6 million for the three months ended September 30, 2005 compared to $43.3 million for the three months ended September 30, 2004, an increase of $12.3 million, or 28.4%.  This increase was due to $1.4 million of price increases due primarily to the new DOE contract, and service requirement increases (excluding escort revenue) of $5.9 million due primarily to five more revenue days and approximately 130 new routes in New York City operations, which include the Assigned Routes (see Note 7 of Notes to Consolidated Financial Statements), offset by $0.5 million in lost contracts.  In addition, under the terms of its current contract with the DOE, the Company receives full reimbursement of all escort costs plus a five percent administrative fee.  This change increased revenue by $5.8 million, which included a $1.2 million reimbursement for the July and August health and welfare costs under the current contract with the DOE, which was expensed by the Company.  The Company previously expensed these costs equally over the school year (September through June).

Revenues from paratransit and transit operations were $11.7 million for the three months ended September 30, 2005 compared to $11.5 million for the three months ended September 30, 2004, an increase of $0.2 million or 2.2%. This increase was due to $1.9 million of price increases and increases in service requirements from existing contracts, partially offset by $1.3 million in lost contracts and $0.4 million of revenue in connection with customer reimbursement of fuel charges for the three months ended September 30, 2004, compared to the three months ended September 30, 2005 when the customer provided its own fuel.

Cost of Operations.  Cost of operations of school bus operations were $55.8 million for the three months ended September 30, 2005 compared to $46.8 million for the three months ended September 30, 2004, an increase of $9.0 million or 19.1%.  Salaries and wages were $30.1 million for the three months ended September 30, 2005 compared to $25.9 million for the three months ended September 30, 2004, an increase of $4.2 million or 16.4%.  Salaries and wages increased primarily due to six more payroll days in New York City in September 2005 as compared to September 2004, which increased salaries and wages from school bus operations approximately $3.3 million, and the increase of approximately 130 new routes in New York City, which required additional drivers, mechanics and operational employees.  As a percentage of revenues, salaries and wages decreased to 54.2% for the three months ended September 30, 2005, from 59.8% for the three months ended September 30, 2004.  Employee fringe benefits increased $2.6 million including $1.5 million of employee fringe benefits which were escort costs that were reimbursable from the DOE (see above).  The balance of the increase was due primarily to increases in worker compensation costs and increased payroll taxes.  As a percentage of revenues, employee fringe benefits increased to 17.8% for the three months ended September 30, 2005, from 16.8% for the three months ended September 30, 2004. Fuel expense, due to higher fuel prices and extra consumption based on additional revenue days in the current quarter, increased $1.2 million and vehicle lease expense increased $0.7 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.  As a percentage of revenues, cost of operations decreased to 100.4% for the three months ended September 30, 2005, from 108.1% for the three months ended September 30, 2004.

Cost of operations of paratransit and transit operations were $10.2 million for the three months ended September 30, 2005 compared to $9.8 million for the three months ended September 30, 2004, an increase of $0.3 million or 3.3%. This increase was primarily due to an increase in salaries and wages and employee fringe benefits of $0.4 million, partially offset by lower fuel expense of $0.2 million, due to a customer providing its own fuel.  As a percentage of revenues, salaries and wages increased to 49.9% for the three months ended September 30, 2005, from 48.7% for the three months ended September 30, 2004.

General and administrative expenses.  General and administrative expenses from school bus operations were $4.1 million for the three months ended September 30, 2005 compared to $3.3 million for the three months ended September 30, 2004, an increase of $0.8 million or 22.9%. This increase was primarily due to increases in administrative payroll, primarily $0.5 million in a performance bonus (see Note 5 of Notes to Consolidated Financial Statements) and increases in professional fees of $0.3 million.  As a percentage of school bus operations revenues, general and administrative expenses decreased to 7.4% for the three months ended September 30, 2005, from 7.7% for the three months ended and September 30, 2004.

General and administrative expenses from paratransit and transit operations were $0.5 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004, a decrease of $0.1 million or 9.0%. This decrease was primarily due to reductions in administrative payroll and fringe benefits as a result of a lost contract.  As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 4.6% for the three months ended September 30, 2005, from 5.2% for the three months ended September 30, 2004.

Depreciation and amortization.  Depreciation and amortization expense from school bus operations was $5.7 million for the three months ended September 30, 2005 compared to $5.6 million for the three months ended September 30, 2004, an increase of

$0.1 million, or 2.1%. This increase was primarily due to $0.4 million of impairment to fixed assets, partially offset by $0.3 million of lower depreciation expense as some of the equipment is now fully depreciated.

Depreciation and amortization expense from paratransit and transit operations was $0.3 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004, a decrease of $0.2 million, or 32.1%. This decrease was due to lower depreciation expense as some of the equipment is now fully depreciated.

Operating income (loss) from operations.  Operating loss from school bus operations was $10.0 million for the three months ended September 30, 2005 compared to $12.5 million loss for the three months ended September 30, 2004, a decrease in loss of $2.5 million, or 19.6%, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $0.7 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004, an increase of $0.1 million, or 27.8%, due to the net effect of the items discussed above.

Interest expense.  Interest expense from continuing operations was $6.4 million for the three months ended September 30, 2005 compared to $5.0 million for the three months ended September 30, 2004, an increase of $1.5 million, or 29.4%. The increase was primarily due to $0.6 million in interest expense on our $15.0 million of 10% third priority senior secured notes due 2008 (the “Additional Indebtedness”), issued in March 2005, a $0.3 million increase in interest expense on our senior credit facility, due primarily to higher interest rates, and a $0.3 million increase in deferred financing expenses.

Reorganization costs.  Reorganization costs were $0.1 million for the three months ended September 30, 2005 compared to $0.3 million for the three months ended September 30, 2004, a reduction of $0.3 million, or 87.3%.

Loss before provision for income taxes and discontinued operations.  Due to the net effect of the items discussed above we experienced a loss before provision for income taxes and discontinued operations of $15.8 million for the three months ended September 30, 2005, compared to a loss of $17.7 million for the three months ended September 30, 2004, a decrease in loss of $1.9 million.

Income (loss) from discontinued operations.  We experienced a minimal loss from discontinued operations for the three months ended September 30, 2005 compared to a loss from discontinued operations of $0.1 million for the three months ended September 30, 2004.

Liquidity and Capital Resources

The statements regarding the Company’s anticipated capital expenditures and service requirements are “forward looking” statements which involve unknown risks and uncertainties, such as the Company’s ability to meet or exceed its growth plans and/or available financing, which may cause actual capital expenditures to differ materially from currently anticipated amounts.

On September 15, 2005, the Company purchased $1.4 million of transportation contract rights, whereby they were assigned to service 105 additional routes for the DOE (see Note 7 of Notes to Consolidated Financial Statements).

On November 2, 2005 the Company amended its receivable agreement with Wachovia,  to sell Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable.  This increased amount is available to the Company from November 2, 2005 through July 1, 2006, at which time the maximum receivables to be sold will revert back to the $5.9 million.  The President and Chief Executive Officer of the Company increased his existing personal guarantee in full support of the agreement and received an additional $50,000 guarantee fee.  As of November 21, 2005, the Company had $4.6 million of sold receivables and received cash proceeds of $3.7 million, net of applicable commissions.

The Company believes that it will have sufficient minimum LTM EBITDA computed quarterly to meet the EBITDA maintenance covenant of $27.0 million in the indenture governing its 12% Senior Secured Notes due 2008 and its Senior Secured Floating Rate Note due 2008 (collectively, the “Notes”) at June 30, 2006.  However, based on current projections, the Company may not have sufficient LTM EBITDA computed quarterly to meet the EBITDA maintenance covenant of $23.0 million at March 31, 2006,  and the EBITDA maintenance covenant at September 30, 2006 of $31.0 million. The Company believes that if these EBITDA shortfalls should occur, it will be able to obtain a waiver of these covenants from the requisite percentage of bondholders. As the Company believes that it is probable that it can obtain such a waiver prior to such circumstance becoming an event of default under the indenture (including, if necessary, the applicable grace period), it has not reclassified the long–term notes to short term at September 30, 2005.

The Company operates a fleet of approximately 6,000 vehicles as of September 30, 2005 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of ten cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis. The Company’s gross price for diesel fuel in its largest consumption area, New York City, was approximately $3.15 per gallon at September 30, 2005 and on November 15, 2005 the price per gallon was approximately $2.50 per gallon.

The Company anticipates total capital expenditures of approximately $6.0 million (primarily non-vehicle capital expenditures) in fiscal 2006, of which $1.8 million of capital expenditures were made in the three months ended September 30, 2005.  The Company expects to meet its new vehicle requirements for fiscal 2006 by leasing these vehicles. Vehicle lease expense increased $0.7 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.

On July 6, 2005, 201 West Sotello Realty Inc., a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Los Angeles, California.  The sale and lease back was pursuant to the Agreement and Escrow Instructions for Purchase of Real Estate (the “Agreement and Escrow Instructions”) with S.R. Partners (the “Buyer”).  Pursuant to the Agreement and Escrow Instructions, 201 West Sotello Realty Inc. sold to the Buyer its owned real property located in Los Angeles, California for a gross purchase price of $5,000,000.  In connection with the sale of the property, Atlantic Express of L.A. Inc., a subsidiary of the Company, agreed to leaseback the premises from the Buyer for a term of approximately ten years.  The triple net lease calls for monthly payments of $39,583 with annual increments of 2.5%.  Atlantic Express of L.A. Inc. is responsible for all real property taxes and certain insurance costs under the lease.  The gain on this transaction of $737,268 is being amortized over the leased period on a straight-line basis. The indenture governing the Notes limits, but does not prohibit, the Company from selling assets, including assets constituting collateral securing the Notes. This transaction was made in compliance with the asset sale covenant of the indenture governing the Notes.

On October 17, 2005, the Company sold 293,663 shares of its common stock, par value $.01 per share, to AETG, for an aggregate purchase price of $4.9 million. The Company is a wholly owned subsidiary of AETG. AETG obtained $3.7 million of the $4.9 million investment from GSC and $1.2 million from the holder of the Additional Indebtedness.

On November 22, 2005, Midway entered into a Contract of Sale with the Purchaser.  Pursuant to the Contract of Sale, Midway has agreed to sell to the Purchaser its owned real property located in Staten Island, New York for a gross purchase price of $4,200,000. In connection with the sale of the property, Midway has agreed to leaseback the premises from the Purchaser for a term of ten years. The triple net lease calls for monthly payments of $29,750 with a 2.0% increase per year, beginning November 30, 2006. The Company will be responsible for all real property taxes and for certain insurance costs under the lease.

The Company estimates, in addition to normal working capital requirements, that it will need the following cash flows to finance its operations in fiscal 2006: $19.5 million to service its interest obligations, $6.0 million for capital expenditures (primarily for non-vehicle capital expenditures) and $3.9 million for amortization of debt and capital lease obligations. The Company believes that borrowings under its senior credit facility and the Receivable Agreement, as amended, the proceeds from the additional contribution of capital from AETG, plus the proceeds from the sale and leaseback of its North Street, Staten Island New York property, together with its existing cash and cash flow from operations and the anticipated effect of its extension agreement with the DOE, will be sufficient to fund the Company’s anticipated requirements for the next year. In addition, the Company is continuing to pursue additional funding alternatives, including the sale of certain assets or operations, in order to improve its liquidity position.

The Company’s level of indebtedness may make it more difficult for it to satisfy its obligations with respect to the Notes because a substantial portion of the Company’s cash flow from operations will be dedicated to debt service payments. Accordingly, the Company’s cash flow availability to fund increases in working capital and capital expenditures may be restricted, as will its flexibility in planning for, or reacting to, changes in its business, industry or general adverse economic conditions.

As of September 30, 2005, total current assets were $82.4 million and total current liabilities were $74.6 million. At September 30, 2005, the Company’s debt under the senior credit facility was $19.9 million, including the $3.5 million supplemental loan, and it had $0.1 million of borrowing availability, based on the Company’s borrowing base calculations. The Company’s letter of credit line was fully utilized. On November 21, 2005, the Company’s debt under the senior credit facility was $16.1 million (including the $3.5 million supplemental loan) and it had $3.9 million in borrowing availability, based upon the Company’s borrowing base calculations. On November 21, 2005, the Company had $115.0 million outstanding of the Notes and $15.0 million outstanding of the Additional Indebtedness.

Net cash provided by (used in) operating activities. Net cash used in operating activities was $7.9 million for the three months ended September 30, 2005, resulting primarily from $17.0 million used in operating activities partially offset from cash provided due to changes in the components of working capital of $1.8 million (primarily a decrease in prepaid expenses and other current assets of $1.3 million, and an increase of $4.6 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, partially offset by an increase in controlled disbursement account of $2.0 million and an increase in insurance financing payable of $1.8 million), and by non-cash items of $6.6 million of depreciation and amortization, $0.4 million of fixed asset impairment and $0.2 million of amortization of original issue discount.

Net cash provided by operating activities was $1.1 million for the three months ended September 30, 2004, primarily due to cash of $12.3 million resulting from changes in the components of working capital ($8.2 million of which was from increases in accounts payable, accrued expenses, accrued compensation and other current liabilities and $6.8 million of which was from decreases in accounts receivable), plus $6.8 million of non-cash items of depreciation and amortization, partially offset by $18.0 million used in operating activities.

Net cash provided by(used in) investing activities. For the three months ended September 30, 2005, the net cash provided by investing activities was $2.4 million resulting primarily from the sale and leaseback of our California facility, partially offset by the purchase of $1.4 million of transportation contract rights and $1.9 million of capital expenditures, which were financed from operating cash flows.

For the three months ended September 30, 2004, the Company made $1.2 million of capital expenditures to acquire additional vehicles, other property and equipment, which were financed from operating cash flows.

Net cash provided by (used in) financing activities. Net cash used in financing activities totaled $0.1 million for the three months ended September 30, 2005 due primarily to $0.3 million in payments on borrowings under capital leases and purchase money mortgages and $0.2 million in deferred financing costs, partially offset by $0.5 million net borrowings under the senior credit facility.

Net cash provided by financing activities totaled $1.5 million for the three months ended September 30, 2004 due primarily to $4.9 million of new borrowing from a senior unsecured note, partially offset by $2.6 million in net repayments under the senior credit facility and 0.6 million in deferred financing costs.

Commitments and Contingencies

Reference is made to Note 16  “Commitments and Contingencies” of Notes to the Consolidated Financial Statements in the Company’s Special Financial Report on Form 15d-2 for the fiscal year ended June 30, 2005 for a description of the Company’s material commitments.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. The following is a description of our accounting policies that we believe require subjective and complex judgments, and could potentially have a material effect on our reported financial condition or results of operation.

Property, Plant and Equipment.  We depreciate our property, plant and equipment over their useful lives, which range from 3 to 31.5 years, on a straight-line basis. These useful lives are based upon our estimates of the periods that the assets will provide economic benefit. Our policy is to review the carrying value of our long-lived assets whenever events or changes in circumstances occur that indicate the carrying value may not be recoverable. Our definite life assets will continue to be depreciated or amortized over their estimated useful lives and are subject to the impairment criteria as required by SFAS No. 144.

Transportation Contract Rights.  Transportation contract rights primarily represent the value we assigned to the cost of investments in school bus companies in excess of the book value of the companies acquired. In addition, we have purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Transportation contract rights are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy of the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of the intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flow. Transportation contract rights are amortized on a straight-line basis over twelve years, which represents our company’s estimate of the average length of the contracts and expected renewal periods. The requirements for these impairment charges were determined by management’s evaluation that the future undiscounted cash flows attributable to the underlying assets were unlikely to exceed the carrying value of the transportation contract rights assets for certain of the school bus companies. The impairment charges were the difference between book value of the transportation contract rights and estimated fair value, determined as the estimated future cash flows.

Income Taxes.  We follow the liability method under SFAS No. 109, “Accounting for Income Taxes.” The primary objectives of accounting for taxes under SFAS No. 109 are to (1) recognize the amount of tax payable for the current year and (2) recognize the amount of deferred tax liability or asset for the future tax consequences attributable to temporary differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases and of events that have been reflected in our financial statements or tax returns. When the realization of a deferred tax asset is not considered to be more likely than not, a valuation allowance is recorded against that deferred tax asset.

We have net deferred tax assets resulting primarily from net operating losses (“NOL”) that will reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carryforward period. Management believes that the realization of a portion of the deferred tax assets is not considered to be more likely than not and accordingly, has provided a valuation allowance.

We file consolidated federal and state income tax returns with our parent and its affiliates. The income tax charge or benefits allocated to us is based upon an allocation method determined by the group under its tax sharing agreement. The balance identified as deferred tax assets and liabilities can, in substance, be considered the equivalent to amounts due from and due to this affiliated group based upon the application of this method.

Allowance for Doubtful Accounts.  We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. We estimate uncollectible amounts based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts were to significantly exceed the estimated allowance, our results of operations would be materially adversely affected.

Revenue Recognition.  Revenues from school bus and paratransit and transit operations are recognized when services are provided. We bill our customers on a monthly basis based upon the completion of bus routes for school bus operations and service hours for paratransit and transit operations, which in both cases are typically based upon contracts or extension agreements we have with our customers. Under our largest contract, the DOE retains 5% of our monthly billings (retainage), which is normally returned in August of the following fiscal year based upon us completing contractual service for the prior school year. We have always collected the retained amounts in full.

Insurance Coverage and Reserves.  The Company self-insures its obligations that may arise under workers compensation and automobile liability claims. Provisions for such obligations are provided for as follows:

Reserves requirements for deductible amounts, for the three months ended September 30, 2005 were based upon valuations supplied by an insurance company. Such valuations computed reserve requirements based upon estimated ultimate claim losses, including those incurred but not reported. Charges to operations are adjusted, if necessary, to reflect these valuations.

The following table reflects the activity in this account for the three months ended September 30, 2005:

Total Reserve
Balance, June 30, 2005	$3,309,815
Expense	32,021
Payments against the reserve	(404,255)
Balance, September 30, 2005	$2,937,581

Current portion of insurance reserve	$1,757,774
Long term portion of insurance reserve	1,179,807
Total insurance reserve	$2,937,581

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates.

We operated a fleet of approximately 6,000 vehicles as of September 30, 2005 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of September 30, 2005, our only material variable rate borrowings are the Senior Secured Floating Rate Outstanding Notes (LIBOR plus 9.2% interest) and $16.5 million of the $20.0 million of borrowings under our $20.0 million senior credit facility (prime plus 1% interest). As of September 30, 2005, we had approximately $20.0 million (of which $3.5 million has a fixed interest rate of 12%) of borrowings outstanding under our senior credit facility and a $3.5 million advance under the letter of credit facility. A 100 basis point increase in interest rates, applied to our variable rate borrowings as of September 30, 2005, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report, as evidenced by the Company’s inability to timely file this report. The Company has begun a review of its disclosure controls and procedures in order to improve their effectiveness.  Although the process is ongoing, the Company has identified a need to modify its financial period closing from a sequential to a more simultaneous process, to reduce the time necessary to properly complete its financial statement preparation and review.    As the review process continues, the Company may identify other areas for improvement.  The Company intends to begin implementing improvements as soon as practicable, beginning as early as the quarter ending December 31, 2005, but cannot yet determine when all improvements will be completed or have the intended effect.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Atlantic Express Transportation Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC EXPRESS TRANSPORTATION CORP.

Date: December 5, 2005	By:	/s/ Domenic Gatto
Domenic Gatto
Chief Executive Officer
(Principal Executive Officer)

Date: December 5, 2005

	By:	/s/ Neil J. Abitabilo
Neil J. Abitabilo
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer