Form 10-Q
period 2005-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2006-02-14
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of February 14, 2006 was 945,263

PART I.

FINANCIAL INFORMATION

Item I.  Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	June 30, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,333,783	$6,834,961
Accounts receivable, net of allowance for doubtful accounts of $1,700,310 and $1,704,850, respectively	45,487,951	44,831,587
Inventories	2,990,775	2,859,415
Prepaid insurance	23,947,125	31,425,704
Prepaid expenses and other current assets	4,009,733	3,222,345
Due from affiliates, net	230,819	—
Total current assets	79,000,186	89,174,012
Property, plant and equipment, at cost, less accumulated depreciation	115,297,719	129,938,411
Other assets:
Restricted cash and cash equivalents	3,562,898	5,263,733
Restricted marketable securities	4,615,442	4,560,313
Transportation contract rights, net	4,885,458	3,988,048
Deferred financing costs, net	7,991,296	9,586,228
Deposits and other non-current assets	7,646,312	4,494,719
Total other assets	28,701,406	27,893,041
	$222,999,311	$247,005,464
Liabilities and shareholder’s equity
Current liabilities:

Current portion of long-term debt	$22,428,511	$24,820,652
Current portion of capital lease obligations	1,429,144	1,356,354
Insurance financing payable	1,191,973	3,984,116
Controlled disbursements account—checks issued not funded	5,401,457	4,725,722
Accounts payable, accrued expenses and other current liabilities	22,546,231	24,061,465
Accrued compensation	5,086,748	6,986,704
Current portion of insurance reserves	1,636,486	2,130,008
Accrued interest	4,947,490	4,406,189
Payable to creditors under the plan of reorganization	1,517,243	1,810,085
Total current liabilities	66,185,283	74,281,295

Long-term debt, net of current portion	135,420,493	135,316,642
Capital lease obligations, net of current portion	4,567,873	4,966,079
Insurance reserves, net of current portion	794,994	1,179,807
Deferred income, net of current portion and other long-term liabilities	3,195,792	2,415,869
Deferred state and local income taxes	622,000	622,000
Payable to creditors under the plan of reorganization, net of current portion	3,161,842	3,247,270
Total liabilities	213,948,277	222,028,962

Commitments and contingencies
Shareholder’s equity:

Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	6,516
Additional paid-in capital	114,939,064	110,042,001
Accumulated deficit	(105,862,548)	(85,155,726)
Accumulated other comprehensive income (loss)	(34,935)	83,711
Total shareholder’s equity	9,051,034	24,976,502
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$222,999,311	$247,005,464

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues:
School bus operations	$98,533,740	$91,297,332	$154,120,401	$134,601,877
Paratransit and transit operations	10,985,109	11,579,773	22,685,502	23,030,721

Total revenues	109,518,849	102,877,105	176,805,903	157,632,598

Costs and expenses:
Cost of operations—School bus operations	87,192,952	81,874,877	142,982,164	128,708,540
Cost of operations—Paratransit and transit operations	9,721,440	10,261,433	19,886,024	20,104,129
General and administrative	4,933,621	4,464,916	9,562,832	8,385,829
Depreciation and amortization	5,680,015	6,095,328	11,751,895	12,209,697

Total operating costs and expenses	107,528,028	102,696,554	184,182,915	169,408,195

Income (loss) from operations	1,990,821	180,551	(7,377,012)	(11,775,597)
Other income (expense):
Interest expense	(6,597,064)	(5,623,207)	(13,023,771)	(10,589,411)
Reorganization costs	(33,224)	(355,719)	(92,460)	(695,578)
Other income (loss)	(139,259)	(108,717)	(101,179)	(588,084)

Loss before provision for income taxes and discontinued operations	(4,778,726)	(5,907,092)	(20,594,422)	(23,648,670)
Provision for income taxes	—	36,000	—	72,000

Loss before discontinued operations	(4,778,726)	(5,943,092)	(20,594,422)	(23,720,670)
Loss from discontinued operations	(1,076)	(32,713)	(2,400)	(167,208)

Net loss	$(4,779,802)	$(5,975,805)	$(20,596,822)	$(23,887,878)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(20,596,822)	$(23,887,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Gain on sales of marketable securities and investments	6,836	(10,793)
Depreciation	10,775,713	11,631,441
Fixed asset impairment	445,137	—
Amortization	2,406,130	1,889,083
Original issue discount interest	487,075	339,132
Reserve for doubtful accounts receivable	60,000	360,000
(Gain) loss on sales of fixed assets	97,062	503,585

Decrease (increase) in:
Restricted cash and cash equivalents	—	1,039,219
Accounts receivable	(716,364)	(568,740)
Inventories	(131,360)	(46,107)
Prepaid expenses and other current assets	6,628,087	1,927,948
Due from affiliates, net	(230,819)	—
Deposit and other non-current assets	(3,158,276)	(320,508)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	(2,872,215)	181,990
Controlled disbursement account	675,735	1,933,562
Insurance financing payable	(2,792,142)	(3,554,429)
Payable to creditors under plan of reorganization	(378,270)	(187,990)
Insurance reserve and other long-term liabilities	(696,505)	(1,034,027)
Net cash used in operating activities	(9,990,998)	(9,804,512)

Cash flows from investing activities
Additions to property, plant and equipment	(2,988,440)	(2,201,443)
Purchase of transportation contract rights	(1,421,772)	—
Proceeds from sales of fixed assets	7,045,453	286,676
(Increase) decrease in restricted cash and cash equivalents	1,700,835	(868,383)
Purchases of marketable securities	(2,738,990)	(4,850,883)
Proceeds from sales or redemptions of marketable securities	2,555,399	5,561,866

Net cash provided by (used in) investing activities	4,153,174	(2,072,167)

Cash flows from financing activities
Proceeds from (payment to) senior credit facility	$(1,607,947)	$5,650,747
Proceeds from sale of common stock	4,900,000	—
Proceeds from Senior Unsecured Notes	—	4,900,000
Distributions to parent company	(110,000)	(100,000)
Principal payments on borrowings and capital lease obligations	(1,568,234)	(1,100,482)
Deferred financing	(277,173)	(889,267)
Net cash provided by financing activities	1,336,646	8,460,998
Net decrease in cash and cash equivalents	(4,501,178)	(3,415,681)
Cash and cash equivalents, beginning of year	6,834,961	3,741,683
Cash and cash equivalents, end of period	$2,333,783	$326,002
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,047,887	$8,362,455

Income taxes	$69,842	$75,145

Capital lease obligations incurred for purchase of vehicles	—	$376,050

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.                Basis of Accounting

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the financial statements of Atlantic Express Transportation Corp. (“we” or the “Company”) as of and for the year ended June 30, 2005 as filed on the Company’s Special Financial Report on Form 15d-2.  In the opinion of management, all adjustments and accruals, (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements.  Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.                Contribution of Capital

On October 17, 2005, the Company sold 293,663 shares of its common stock, par value $0.01 per share, to Atlantic Express Transportation Group, Inc. (“AETG”) for an aggregate purchase price of $4.9 million.  The Company is a wholly-owned subsidiary of AETG.  AETG obtained $3.7 million of the $4.9 million investment from Greenwich Street Capital (“GSC”) and $1.2 million from the holder of the Company’s 10% Third Priority Notes due 2008.

3.                Amended Receivable Agreement

On November 2, 2005 the Company amended its receivable agreement (the “Receivable Agreement”)  with Wachovia Bank, National Association (“Wachovia”), to sell Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable.  This increased amount is available to the Company from November 2, 2005 through July 1, 2006, at which time the maximum receivables able to be sold will revert back to the prior maximum of $5.9 million.  The President and Chief Executive Officer of the Company increased his existing personal guarantee in full support of the agreement and received an additional $50,000 guarantee fee.  As of December 31, 2005 the company had no sold receivables

4.                New Accounting Standards

There have been no new accounting pronouncements or significant changes to accounting pronouncements during the quarter ended December 31, 2005 that the Company expects will have a material impact on the Company’s financial statements. See Note 2 to Notes to Consolidated Financial Statements included in the Company’s Special Financial Report on Form 15d-2 for the fiscal year ended June 30, 2005.

5.                Vehicle Lease Facilities

The Company obtained vehicle operating lease facilities totaling approximately $31.5 million.  The largest was a $20.0 million, two year facility with CEF 2002, LLC which is an affiliate of GE Capital.  The operating leases have various terms and require minimum down payments of twenty percent.  In connection with these facilities the Company incurred costs of approximately $0.5 million.

6.                Subsequent Events

On January 11, 2006, Midway Leasing, Inc., a subsidiary of Atlantic Express Transportation Corp. (“Midway Leasing”), completed the sale and leaseback of its owned real property located in Staten Island, New York.  Pursuant to the Contract of Sale, Midway Leasing sold to the purchaser its owned real property in Staten Island, New York for a gross purchase price of $4.2 million.  In connection with the sale of the real property, the Company agreed to leaseback the premises from the purchaser for a term of ten years.  The triple net lease calls for monthly payments of $29,750 with annual increases of 2.0%, beginning November 30, 2006. The Company will be responsible for all real property taxes, certain insurance costs and utilities.  The Company incurred a loss on the sale of approximately $0.8 million, which will be amortized as rent expense monthly starting January 2006 over the leaseback period on a straight-line basis.

As a result of the new contract between the New York City Department of Education (the”DOE”) and the United Federation of Teachers (the “UFT”), the Company was awarded an additional 140 routes (the “UFT Routes”)

commencing February 6, 2006.  The Company estimates that the UFT Routes will increase revenue by approximately $13.5 million on an annual basis.

7.                Reclassification

Certain December 31, 2004 amounts have been reclassified to conform to the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with 112 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2006, we have contracts to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of December 31, 2005, we had a fleet of approximately 6,000 vehicles operating from approximately 45 major facilities.

Contracts with the Company’s largest customer, the DOE, were extended effective July 1, 2005 for an additional five years through June 30, 2010.  School bus transportation services accounted for 87.2% and 85.4% of our revenues from continuing operations for the six months ended December 31, 2005 and 2004, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York greater metropolitan area.

The paratransit and transit services operations accounted for 12.8% and 14.6% of our revenues from continuing operations for the six months ended December 31, 2005 and 2004, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (“RFP”) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies.

Results of Operations(1)

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
	(unaudited)				(unaudited)
	(in millions, except percentages)
Revenues	$109.5	100.0%	$102.9	100.0%	$176.8	100.0%	$157.6	100.0%
Cost of operations	96.9	88.5%	92.1	89.6%	162.9	92.1%	148.8	94.4%
General and administrative	4.9	4.5%	4.5	4.3	9.6	5.4%	8.4	5.3%
Depreciation and amortization	5.7	5.2%	6.1	5.9%	11.8	6.6%	12.2	7.7%
Income (loss) from continuing operations	2.0	1.8%	0.2	0.2%	(7.4)	(4.2)%	(11.8)	(7.5)%
Interest expense	6.6	6.0%	5.6	5.5%	13.0	7.4%	10.6	6.7%
Income (loss) before discontinued operations	(4.8)	(4.4)%	(5.9)	(5.8)%	(20.6)	(11.6)%	(23.7)	(15.0)%

(1)                                  All figures are from continuing operations.

Results of Operations - Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenues.  Revenues from school bus operations were $98.5 million for the three months ended December 31, 2005 compared to $91.3 million for the three months ended December 31, 2004, an increase of $7.2 million, or 7.9%.  This increase was due to $5.8 million of price increases due primarily to the new DOE contract. In addition, under the terms of the current contract with the DOE, the Company receives full reimbursement of all escort costs plus a five percent administrative fee.  This change increased revenue by  $3.0 million. These increases were partially offset by $1.0 million in lost contracts, and a $0.6 million decrease in service requirements of existing contracts.

Revenues from paratransit and transit operations were $11.0 million for the three months ended December 31, 2005 compared to $11.6 million for the three months ended December 31, 2004, a decrease of $0.6 million or 5.1%. This decrease was due to $1.2 million in lost contracts and $0.5 million of revenue in connection with customer reimbursement of fuel charges for the three months ended December 31, 2004, compared to the three months ended December 31, 2005 when the customer provided its own fuel, partially offset by $1.1 million of price increases and increases in service requirements from existing contracts.

Cost of operations.  Cost of operations of school bus operations were $87.2 million for the three months ended December 31, 2005 compared to $81.9 million for the three months ended December 31, 2004, an increase of $5.3 million or 6.5%.  Salaries and wages were $49.2 million for the three months ended December 31, 2005 compared to $47.6 million for the three months ended December 31, 2004, an increase of $1.6 million or 3.5%.  Salaries and wages increased primarily due to added employees needed to service the increase of approximately 130 additional routes in New York City.  As a percentage of revenues, salaries and wages decreased to 49.9% for the three months ended December 31, 2005 from 52.1% for the three months ended December 31, 2004.  Employee fringe benefits increased $0.6 million for the three months ended December 31, 2005, compared to the three months ended December 31, 2004.  This increase was due primarily to increases in worker compensation costs and increased payroll taxes.  As a percentage of revenues, employee fringe benefits decreased to 17.9% for the three months ended December 31, 2005, from 18.7% for the three months ended December 31, 2004. Fuel expense, due to higher fuel prices, increased $1.0 million and vehicle lease expense increased $0.7 million for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.  As a percentage of revenues, cost of operations decreased to 88.5% for the three months ended December 31, 2005 from 89.7% for the three months ended December 31, 2004.

Cost of operations of paratransit and transit operations were $9.7 million for the three months ended December 31, 2005 compared to $10.3 million for the three months ended December 31, 2004, a decrease of $0.5 million or 5.3%. This decrease was primarily due to a decrease in salaries and wages of $0.3 million due to a lost contract.  As a percentage of revenues, salaries and wages were 52.8% for both the three months ended December 31, 2005 and for the three months ended December 31, 2004.

General and administrative expenses.  General and administrative expenses from school bus operations were $4.4 million for the three months ended December 31, 2005 compared to $3.8 million for the three months ended December 31, 2004, an increase of $0.6 million or 15.6%. This increase was primarily due to $0.3 million in costs incurred for acquiring vehicle lease facilities. (see Note 5 to the Consolidated Financial Statements).  As a percentage of school bus operations revenues, general and administrative expenses increased to 4.4% for the three months ended December 31, 2005, from 4.1% for the three months ended and December 31, 2004.

General and administrative expenses from paratransit and transit operations were $0.6 million for the three months ended December 31, 2005 compared to $0.7 million for the three months ended December 31, 2004, a decrease of $0.1 million or 17.4%. This decrease was primarily due to reductions in administrative payroll and fringe benefits as a result of a lost contract.  As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 5.2% for the three months ended December 31, 2005, from 6.0% for the three months ended December 31, 2004.

Depreciation and amortization.  Depreciation and amortization expense from school bus operations was $5.2 million for the three months ended December 31, 2005 compared to $5.6 million for the three months ended December 31, 2004, a decrease of $0.4 million, or 6.5%. This decrease was primarily due to lower depreciation expense as some of the equipment is now fully depreciated and new equipment required has been leased.

Depreciation and amortization expense from paratransit and transit operations was $0.5 million for the three months ended December 31, 2005 and for both the three months ended December 31, 2004, respectively.

Operating income from operations.  Operating income from school bus operations was $1.8 million for the three months ended December 31, 2005 compared to $0.1 million for the three months ended December 31, 2004, an increase in income of $1.7 million,  due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $0.2 million for the three months ended December 31, 2005 compared to $0.1 million for the three months ended December 31, 2004, an increase of $0.1 million, or 95.2%, due to the net effect of the items discussed above.

Interest expense.  Interest expense from continuing operations was $6.6 million for the three months ended December 31, 2005 compared to $5.6 million for the three months ended December 31, 2004, an increase of $1.0 million, or 17.3%. The increase was primarily due to $0.4 million in interest expense on our $15.0 million of 10% third priority senior secured notes due 2008 (the “Additional Indebtedness”), issued in March 2005 and a $0.3 million increase in deferred financing expenses.

Reorganization costs.  Reorganization costs were minimal for the three months ended December 31, 2005 compared to $0.3 million for the three months ended December 31, 2004, a reduction of $0.3 million.

Loss before provision for income taxes and discontinued operations.  Due to the net effect of the items discussed above we experienced a loss before provision for income taxes and discontinued operations of $4.8 million for the three months ended December 31, 2005, compared to a loss of $5.9 million for the three months ended December 31, 2004, a decrease in loss of $1.1 million.

Results of Operations - Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Revenues.  Revenues from school bus operations were $154.1 million for the six months ended December 31, 2005 compared to $134.6 million for the six months ended December 31, 2004, an increase of $19.5 million or 14.5%.  This increase was due to $7.2 million of price increases due primarily to the new DOE contract (excluding increases in DOE escort revenue) and service requirement increases of $4.9 million due primarily to more revenue days and approximately 130 new routes in New York City operations, partially offset by $1.4 million in lost contracts.  In addition, under the terms of its current contract with the DOE, the Company receives full reimbursement of all escort costs plus a five percent administrative fee.  This change increased revenue by  $8.8 million, which included a $1.2 million reimbursement for the July and August health and welfare costs under the current contract with the DOE, which was expensed by the Company in those months.  The Company previously expensed these costs equally over the school year (September through June).

Revenues from paratransit and transit operations were $22.7 million for the six months ended December 31, 2005 compared to $23.0 million for the six months ended December 31, 2004, a decrease of $0.3 million or 1.5%. This decrease was due to $2.5 million in lost contracts and $0.9 million of revenue in connection with customer reimbursement of fuel charges for the six months ended December 31, 2004, compared to the six months ended December 31, 2005 when the customer provided its own fuel, partially offset by $3.1 million of price increases and increases in service requirements from existing contracts.

Cost of operations.  Cost of operations of school bus operations were $143.0 million for the six months ended December 31, 2005 compared to $128.7 million for the six months ended December 31, 2004, an increase of $14.3 million or 11.1%.  Salaries and wages were $79.3 million for the six months ended December 31, 2005 compared to $73.5 million for the six months ended December 31, 2004, an increase of $5.9 million or 8.0%.  Salaries and wages increased $5.9 million primarily due to added employees needed to service the increase of approximately 130 additional routes and an increase in payroll days in New York City.  As a percentage of revenues, salaries and wages decreased to 51.5% for the six months ended December 31, 2005, from 54.6% for the six months ended December 31, 2004.  Employee fringe benefits increased $3.2 million for the six months ended December 31, 2005, including $1.2 million of employee fringe benefits which were escort costs that were reimbursable from the DOE (see above).  The balance of the increase was due primarily to increases in worker compensation costs and payroll taxes.  As a percentage of revenues, employee fringe benefits decreased to 17.9% for the six months ended December 31, 2005, from 18.1% for the six months ended December 31, 2004. Fuel expense, due to higher fuel prices, increased $2.2 million, vehicle lease expense increased $1.4 million, and rent expense increased $0.8 million for the six months ended December 31, 2005, compared to the six months ended December 31, 2004.  As a percentage of revenues, cost of operations decreased to 92.8% for the six months ended December 31, 2005, from 95.6% for the six months ended December 31, 2004.

Cost of operations of paratransit and transit operations were $19.9 million for the six months ended December 31, 2005 compared to $20.1 million for the six months ended December 31, 2004, a decrease of $0.2 million or 1.1%. This decrease was primarily due to a decrease in fuel expense of $0.6 million, due to a customer providing its own fuel, partially offset by $0.4 million increase in liquidated damages.  As a percentage of revenues, cost of operations increased to 87.7% for the six months ended December 31, 2005, from 87.3% for the six months ended December 31, 2004.

General and administrative expenses.  General and administrative expenses from school bus operations were $8.5 million for the six months ended December 31, 2005 compared to $7.1 million for the six months ended December 31, 2004, an increase of $1.4 million or 19.0%. This increase was primarily due to increases in administrative payroll, including a $0.5 million performance bonus in relation to the extension agreement with the DOE, $0.5 million in costs for acquiring vehicle lease facilities. (see Note 5 to the Consolidated Financial Statements) and increased professional fees.  As a percentage of school bus operations revenues, general and administrative expenses increased to 5.5% for the six months ended December 31, 2005, from 5.3% for the six months ended and December 31, 2004.

General and administrative expenses from paratransit and transit operations were $1.1 million for the six months ended December 31, 2005 compared to $1.3 million for the six months ended December 31, 2004, a decrease of $0.2 million or 13.5%. This decrease was primarily due to reductions in administrative payroll and fringe benefits as a result of a lost contract.  As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 4.9% for the six months ended December 31, 2005, from 5.6% for the six months ended December 31, 2004.

Depreciation and amortization.  Depreciation and amortization expense from school bus operations was $11.0 million for the six months ended December 31, 2005 compared to $11.2 million for the six months ended December 31, 2004, a decrease of $0.2 million, or 2.2%. This decrease was primarily due $0.6 million of lower depreciation expense as some of the equipment is now fully depreciated and new equipment required has been leased, partially offset by $0.4 million of impairment to fixed assets.

Depreciation and amortization expense from paratransit and transit operations was $0.8 million for the six months ended December 31, 2005 compared to $1.0 million for the six months ended December 31, 2004, a decrease of $0.2 million, or 21.3%. This decrease was due to lower depreciation expense as some of the equipment is now fully depreciated.

Operating income (loss) from operations.  Operating loss from school bus operations was $8.3 million for the six months ended December 31, 2005 compared to $12.4 million loss for the six months ended December 31, 2004, a decrease in loss of $4.1 million, or 33.3%, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $0.9 million for the six months ended December 31, 2005 compared to $0.6 million for the six months ended December 31, 2004, an increase of $0.3 million, or 40.8%, due to the net effect of the items discussed above.

Interest expense.  Interest expense from continuing operations was $13.0 million for the six months ended December 31, 2005 compared to $10.6 million for the six months ended December 31, 2004, an increase of $2.4 million, or 23.0%. The increase was primarily due to $0.8 million in interest expense on the Additional Indebtedness, $0.3 million from higher interest rates on our $10.0 million senior secured floating rate notes, due 2008 (the “Floating Rate Notes”), a $0.3 million increase in interest expense on our senior credit facility, due primarily to higher interest rates, and a $0.6 million increase in deferred financing expenses.

Reorganization costs.  Reorganization costs were $0.1 million for the six months ended December 31, 2005 compared to $0.7million for the six months ended December 31, 2004, a reduction of $0.6 million.

Loss before provision for income taxes and discontinued operations.  Due to the net effect of the items discussed above we experienced a loss before provision for income taxes and discontinued operations of $20.6 million for the six months ended December 31, 2005, compared to a loss of $23.6 million for the six months ended December 31, 2004, a decrease in loss of $3.1 million.

Income (loss) from discontinued operations.  We experienced a minimal loss from discontinued operations for the six months ended December 31, 2005 compared to a loss from discontinued operations of $0.2 million for the six months ended December 31, 2004.

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

On November 2, 2005 the Company amended its receivable agreement with Wachovia,  to sell Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable.  This increased amount is available to the Company from November 2, 2005 through July 1, 2006, at which time the maximum receivables to be sold will revert back to the prior maximum of $5.9 million.  The President and Chief Executive Officer of the Company increased his existing personal guarantee in full support of the agreement and received an additional $50,000 guarantee fee.  As of December 31, 2005 and January 31, 2006 the company had no sold receivables.

The Company entered into an agreement on June 17, 2005 to purchase 105 transportation routes (the “Assigned Routes”) pursuant to the DOE contract.  On September 15, 2005 the transaction was consummated and the Company paid $1,417,500 for the Assigned Routes.

The Company believes that it will not have sufficient LTM EBITDA computed quarterly to meet the EBITDA maintenance covenant in the indenture governing its 12% senior secured notes due 2008 and its Floating Rate Notes (collectively, the “Notes”) at March 31, 2006, and may not have sufficient LTM EBITDA to meet this covenant in subsequent quarters, beginning with the quarter ending June 30, 2006.  The Company believes that when an EBITDA shortfall occurs, it will be able to obtain a waiver of this covenant from the requisite percentage of bondholders. As the Company believes that it is probable that it can obtain such a waiver prior to such circumstance becoming an event of default under the indenture (including, if necessary, the applicable grace period), it has not reclassified the Notes to short-term at December 31, 2005.

The Company operated a fleet of approximately 6,000 vehicles as of December 31, 2005 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of ten cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis.

The Company anticipates total capital expenditures of approximately $6.0 million (primarily non-vehicle capital expenditures) in fiscal 2006, of which $3.0 million of capital expenditures were made in the six months ended December 31, 2005.  The Company expects to meet its new vehicle requirements for the remainder of fiscal 2006 and for fiscal 2007 by leasing these vehicles . (see Note 5 to the Consolidated Financial Statements). Vehicle lease expense increased $1.4 million for the six months ended December 31, 2005, compared to the six months ended December 31, 2004.

On October 17, 2005, the Company sold 293,663 shares of its common stock, par value $.01 per share, to AETG, for an aggregate purchase price of $4.9 million. The Company is a wholly owned subsidiary of AETG. AETG obtained $3.7 million of the $4.9 million investment from GSC and $1.2 million from the holder of the Additional Indebtedness.

On January 11, 2006, Midway Leasing completed the sale and leaseback of its owned real property located in Staten Island, New York for a gross purchase price of $4.2 million.  In connection with the sale of the real property, the Company agreed to leaseback the premises from the purchaser for a term of ten years.  The triple net lease calls for monthly payments of $29,750 with annual increases of 2.0%, beginning November 30, 2006. The Company will be responsible for all real property taxes, certain insurance costs and utilities.  The Company incurred a loss on the sale of approximately $0.8 million, which will be amortized as rent expense monthly starting January 2006 over the leaseback period on a straight-line basis.

Beginning February 6, 2006, the DOE increased the number of routes under the Company’s contract by approximately 140 routes.  This was the result of the city’s contract with the UFT.  The Company estimates revenue will increase by approximately $13.5 million on an annual basis.

The Company estimates, in addition to normal working capital requirements, that it will need the following cash flows to finance its operations over the period from January to December 2006: $18.5 million to service its interest obligations, $6.0 million for capital expenditures (primarily for non-vehicle capital expenditures) and $3.9 million for amortization of debt and capital lease obligations. The Company believes that borrowings under its senior credit facility and the Receivable Agreement, as amended, the proceeds from the additional contribution of capital from AETG, plus the proceeds from the sale and leaseback of its North Street, Staten Island, New York property, together with its existing cash and cash flow from operations and the anticipated effect of its extension agreement with the DOE, plus the new UFT Routes, will be sufficient to fund the Company’s anticipated requirements for the next year. In addition, the Company is continuing to pursue additional funding alternatives, including the sale of certain assets or operations, in order to improve its liquidity position.

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

As of December 31, 2005, total current assets were $79.0 million and total current liabilities were $66.2 million. At December 31, 2005, the Company’s debt under the senior credit facility was $17.8 million, including the $3.5 million supplemental loan, and it had $2.2 million of borrowing availability, based on the Company’s borrowing base calculations. The Company’s letter of credit line was fully utilized. On February 7, 2006, the Company’s debt under the senior credit facility was $3.5 million, which was the $3.5 million supplemental loan, and it had cash of $5.8 million, $16.5 million in borrowing availability and an additional $5.9 million of availability under its Receivable Agreement based upon the Company’s borrowing base calculations. On February 7, 2006, the Company had $115.0 million outstanding of the Notes and $15.0 million outstanding of the Additional Indebtedness.

Net cash used in operating activities. Net cash used in operating activities was $10.0 million for the six months ended December 31, 2005, resulting primarily from $24.7 million used in operating activities partially offset from cash provided due to changes in the components of working capital of $0.6 million (primarily a decrease in prepaid expenses and other current assets of $6.6 million and an increase in controlled disbursements of $0.7 million, partially offset by a decrease $2.9 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, a decrease in insurance financing payable of $2.8 million and an increase in accounts receivable by $0.7 million) and by non-cash items of $13.2 million of depreciation and amortization, $0.4 million of fixed asset impairment and $0.5 million of amortization of original issue discount.

Net cash used in operating activities was $9.8 million for the six months ended December 31, 2004, primarily from $24.6 million used in operating activities, partially offset from cash provided due to changes in the components of working capital of  $0.9 million (primarily a decrease in prepaid expenses and other current assets of $1.9 million, a decrease in restricted cash of $1.0 million and an increase in controlled disbursements account of $1.9 million partially offset by a decrease in insurance financing payable of $3.6 million and an increase in accounts receivable of $0.6 million), $13.5 million of depreciation and amortization and $0.3 million of amortization of original issue discount.

Net cash provided by (used in) investing activities. For the six months ended December 31, 2005, the net cash provided by investing activities was $4.2 million resulting primarily from the sale and leaseback of our Los Angeles, California facility and the sale of property in St Louis, Missouri, partially offset by the purchase of $1.4 million of transportation contract rights and $3.0 million of capital expenditures, which were financed from operating cash flows.

For the six months ended December 31, 2004, the Company made $2.6 million of capital expenditures to acquire additional vehicles, other property and equipment.  Of these capital expenditures, $0.4 million were directly financed with capital leases and the balance were financed from operating cash flows.

Net cash provided by financing activities. Net cash provided by financing activities totaled $1.3 million for the six months ended December 31, 2005 due primarily to $4.9 million of proceeds from the sale of 293,663 shares of our common stock to AETG, partially offset by $1.6 million in payments on borrowings under capital leases and purchase money mortgages, $0.3 million in deferred financing costs and  $1.6 million of net payments under the senior credit facility.

Net cash provided by financing activities totaled $8.5 million for the six months ended December 31, 2004 due primarily to $4.9 million of new borrowing from a senior unsecured note and $5.7 million of net borrowing under the senior credit facility, partially offset by $1.1 million in payments on borrowings under capital leases and purchase money mortgages and $0.9 million in deferred financing costs.

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

Revenue Recognition.  Revenues from school bus and paratransit and transit operations are recognized when services are provided. We bill our customers on a monthly basis based upon the completion of bus routes for school bus operations and service hours for paratransit and transit operations, which in both cases are typically based upon contracts or extension agreements we have with our customers. Under our largest contract, the DOE has the right to retain 5% of our monthly billings (retainage), which is normally returned in August of the following fiscal year based upon us completing contractual service for the prior school year. We have always collected the retained amounts in full.

Insurance Coverage and Reserves.  The Company self-insures its obligations that may arise under workers compensation and automobile liability claims. Provisions for such obligations are provided for as follows:

Reserves requirements for deductible amounts, for the six months ended December 31, 2005 were based upon valuations supplied by an insurance company. Such valuations computed reserve requirements based upon estimated ultimate claim losses, including those incurred but not reported. Charges to operations are adjusted, if necessary, to reflect these valuations.

The following table reflects the activity in this account for the six months ended December 31, 2005:

Total Reserve
Balance, June 30, 2005	$3,309,815
Expense	75,149
Payments against the reserve	(953,484)
Balance, December 31, 2005	$2,431,480

Current portion of insurance reserve	$1,636,486
Long term portion of insurance reserve	794,994
Total insurance reserve	$2,431,480

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

We operated a fleet of approximately 6,000 vehicles as of December 31, 2005 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of December 31, 2005, our only material variable rate borrowings are the senior secured floating rate outstanding notes (LIBOR plus 9.2% interest) and $16.5 million of the $20.0 million of borrowings under our $20.0 million senior credit facility (prime plus 1% interest). As of December 31, 2005, we had approximately $17.8 million (of which $3.5 million has a fixed interest rate of 12%) of borrowings outstanding under our senior credit facility and a $3.5 million advance under the letter of credit facility. A 100 basis point increase in interest rates, applied to our variable rate borrowings as of December 31, 2005, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.  As described in the previous quarterly report, the Company began a review of its disclosure controls and procedures in order to improve their effectiveness.  The review process is ongoing. The Company has identified a need to modify its financial period closing from a sequential to a more simultaneous process, to reduce the time necessary to properly complete its financial statement preparation and review.  During the period covered by this report, the Company has made progress in these areas and has reduced the time necessary to accomplish its financial period closing and its financial statement preparation and review. As the review process continues, the Company may identify other areas for improvement.  The Company has and will continue to implement improvements as soon as practicable, but cannot yet determine when all improvements will be completed or have the fully intended effect.

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

ATLANTIC EXPRESS TRANSPORTATION CORP.

Date: February 14, 2006	By:	/s/ Domenic Gatto
Domenic Gatto
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2006	By:	/s/ Neil J. Abitabilo
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