Form 10-Q
period 2006-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2006-05-12
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:    0-24247

Atlantic Express Transportation Corp.
(Exact name of registrant as specified in its charter)

New York	13-392-4567
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 North Street Staten Island, New York 10302-1205
(Address of principal executive offices)

(718) 442-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 12, 2006 was 945,263

PART I.

FINANCIAL INFORMATION

Item I.    Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2006	June 30, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,741,959	$6,834,961
Accounts receivable, net of allowance for doubtful accounts of $1,730,310 and $1,704,850, respectively	54,806,167	44,831,587
Inventories	2,989,104	2,859,415
Prepaid insurance	35,195,022	31,425,704
Prepaid expenses and other current assets	4,241,092	3,222,345
Total current assets	99,973,344	89,174,012
Property, plant and equipment, at cost, less accumulated depreciation	102,764,215	129,938,411
Other assets:
Restricted cash and cash equivalents	3,674,753	5,263,733
Restricted marketable securities	4,481,527	4,560,313
Transportation contract rights, net	4,917,865	3,988,048
Deferred financing costs, net	7,070,222	9,586,228
Deposits and other non-current assets	8,060,779	4,494,719
Total other assets	28,205,146	27,893,041
	$230,942,705	$247,005,464
Liabilities and shareholder's equity
Current liabilities:
Current portion of long-term debt	$24,244,715	$24,820,652
Current portion of capital lease obligations	1,467,003	1,356,354
Insurance financing payable	6,179,761	3,984,116
Controlled disbursements account—checks issued not funded	4,429,670	4,725,722
Accounts payable, accrued expenses and other current liabilities	25,954,536	24,061,465
Accrued compensation	6,778,408	6,986,704
Current portion of insurance reserves	1,057,491	2,130,008
Accrued interest	8,918,221	4,406,189
Payable to creditors under the plan of reorganization	1,883,141	1,810,085
Total current liabilities	80,912,946	74,281,295
Long-term debt, net of current portion	135,896,192	135,316,642
Capital lease obligations, net of current portion	4,021,302	4,966,079
Insurance reserves, net of current portion	1,054,801	1,179,807
Deferred income, net of current portion and other long-term liabilities	3,265,074	2,415,869
Deferred state and local income taxes	622,000	622,000
Payable to creditors under the plan of reorganization, net of current portion	2,584,113	3,247,270
Total liabilities..	228,356,428	222,028,962
Commitments and contingencies
Shareholder's equity:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	6,516
Additional paid-in capital	114,939,064	110,042,001
Accumulated deficit	(112,252,925)	(85,155,726)
Accumulated other comprehensive income (loss)	(109,315)	83,711
Total shareholder's equity	2,586,277	24,976,502
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$230,942,705	$247,005,464

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues:
School bus operations	$108,126,057	$92,813,213	$262,246,458	$227,415,090
Paratransit and transit operations	10,919,097	9,812,306	33,604,599	32,843,027
Total revenues	119,045,154	102,625,519	295,851,057	260,258,117
Costs and expenses:
Cost of operations—School bus operations	94,033,430	84,665,015	237,015,594	213,373,555
Cost of operations—Paratransit and transit operations	9,785,541	8,746,076	29,671,565	28,850,205
General and administrative	4,433,121	4,220,927	13,995,953	12,606,756
Depreciation, amortization and impairments	9,926,070	6,158,708	21,677,965	18,368,405
Total operating costs and expenses	118,178,162	103,790,726	302,361,077	273,198,921
Income (loss) from operations	866,992	(1,165,207)	(6,510,020)	(12,940,804)
Other expense:
Interest	(6,224,748)	(6,120,515)	(19,248,519)	(16,709,926)
Reorganization costs	(70,304)	(110,313)	(162,764)	(805,891)
Other	(962,317)	(24,672)	(1,063,496)	(612,756)
Loss before provision for income taxes and discontinued operations	(6,390,377)	(7,420,707)	(26,984,799)	(31,069,377)
Provision for income taxes	—	36,000	—	108,000
Loss before discontinued operations	(6,390,377)	(7,456,707)	(26,984,799)	(31,177,377)
Loss from discontinued operations	—	(41,074)	(2,400)	(208,282)
Net loss	$(6,390,377)	$(7,497,781)	(26,987,199)	$(31,385,659)

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(26,987,199)	$(31,385,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sales of marketable securities and investments	12,840	(13,796)
Depreciation	16,177,691	17,511,437
Fixed asset impairment	4,745,137	—
Amortization	3,580,448	3,016,469
Original issue discount interest	730,612	533,355
Reserve for doubtful accounts receivable	90,000	390,000
Loss on sales of fixed assets	1,058,434	502,885
Decrease (increase) in:
Restricted cash and cash equivalents	—	1,110,516
Accounts receivable	(10,064,580)	(6,395,323)
Inventories	(129,689)	(158,640)
Prepaid expenses and other current assets	(4,626,893)	(6,901,633)
Due from affiliates, net	(224,276)	—
Deposit and other non-current assets	(3,572,743)	(423,949)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	6,236,324	10,708,721
Controlled disbursement account	(296,052)	(1,128,867)
Insurance financing payable	2,195,646	1,986,199
Payable to creditors under plan of reorganization	(590,101)	—
Insurance reserve and other long-term liabilities	(946,411)	(1,440,392)
Net cash used in operating activities	(12,610,812)	(12,088,677)
Cash flows from investing activities
Additions to property, plant and equipment	(4,597,129)	(3,749,258)
Purchase of transportation contract rights	(1,678,272)	—
Proceeds from sales of fixed assets	10,986,495	287,376
(Increase) decrease in restricted cash and cash equivalents	1,588,980	(566,098)
Purchases of marketable securities	(3,164,115)	(6,983,833)
Proceeds from sales or redemptions of marketable securities	3,032,730	7,353,027
Net cash provided by (used in) investing activities	$6,168,689	$(3,658,786)

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from financing activities
Net proceeds from senior credit facility	$322,729	$5,728,327
Proceeds from sale of common stock	4,900,000	—
Proceeds from third priority senior secured notes	—	14,925,000
Proceeds from senior unsecured notes	—	4,900,000
Distributions to parent company	(110,000)	(100,000)
Principal payments on borrowings and capital lease obligations	(2,458,609)	(2,205,303)
Deferred financing	(304,999)	(3,369,484)
Net cash provided by financing activities	2,349,121	19,878,540
Net increase (decrease) in cash and cash equivalents	(4,093,002)	4,131,077
Cash and cash equivalents, beginning of year	6,834,961	3,741,683
Cash and cash equivalents, end of period	$2,741,959	$7,872,760
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,071,624	$9,434,836
Income taxes	87,792	87,756
Original issue discount associated with issuances of warrants	—	900,000
Loans incurred for purchase of vehicles	461,510	—
Letter of credit advance for insurance loss fund	—	3,500,000
Capital lease obligations incurred for purchase of vehicles	—	1,115,874
Deferred financing costs paid from third priority senior secured notes	—	75,000

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Basis of Accounting

The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Atlantic Express Transportation Corp.’s (the ‘‘Company’s’’) financial statements as of and for the year ended June 30, 2005 as filed on the Company’s Special Financial Report on Form 15d-2. In the opinion of management, all adjustments and accruals, (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.    Sale and leaseback

On January 11, 2006, Midway Leasing, Inc. (‘‘Midway’’), a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Staten Island, New York. Pursuant to the Contract of Sale, Midway sold to the purchaser its owned real property in Staten Island, New York for a gross purchase price of $4,200,000. In connection with the sale of the real property, the Company agreed to leaseback the premises from the purchaser for a term of 10 years. The lease calls for monthly payments of $29,750 with annual increases of 2.0%. The Company will be responsible for all real property taxes, certain insurance costs and utilities. The Company incurred a loss on the sale of approximately $0.9 million.

3.    United Federation of Teachers Routes

As a result of a new contract between the New York City Department of Education (the ‘‘DOE’’) and the United Federation of Teachers (the ‘‘UFT’’), the Company was awarded an additional 140 routes (the ‘‘UFT Routes’’) commencing February 6, 2006. The Company estimates that these routes will increase revenue by approximately $13.5 million on an annual basis.

4.    Contribution of Capital

On October 17, 2005, the Company sold 293,663 shares of its common stock par value $0.01 per share, to Atlantic Express Transportation Group, Inc. ("AETG") for an aggregate purchase price of $4.9 million. The Company is a wholly owned subsidiary of AETG. AETG obtained $3.7 million of the proceeds of the $4.9 million investment from GSC and $1.2 million from the holder of the Company's 10% Third Priority Notes due 2008.

5.    Consent Solicitation

On March 31, 2006 the holders of a majority in principal amount of the Company’s 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008 (collectively the ‘‘Notes’’) consented to amendments to the Indenture (the ‘‘Supplemental Indenture’’) which (i) amended the definition of the term ‘‘Asset Sale’’ to exclude the sale of accounts receivable; (ii) amended the definition of the term ‘‘Permitted Indebtedness’’ to increase the size of the permitted bank debt basket from $20.0 million to $30.0 million effective September 25, 2006; (iii) amended the ‘‘Limitation on Asset Sales’’ covenant to require the Company to apply 80% of net cash proceeds of asset sales in excess of $10.0 million occurring after the date of the Supplemental Indenture to offer to repurchase the Notes and the 10% Third Priority Secured Notes due 2008 (the ‘‘Third Priority Notes’’); (iv) amended the ‘‘Maintenance of Consolidated EBITDA’’ covenant such that it will not apply until the four consecutive quarters ending December 31, 2006 and will require minimum ‘‘Consolidated EBITDA’’, as defined in the Indenture governing the Notes, of $23.0 million. The holders of Third

Priority Secured Notes also consented to the same changes as the changes contained in the Supplemental Indenture. No consideration was paid to the consenting holders.

6.    Fixed Asset Impairment

The Company, upon reviewing its contracts for expected revenue and ebitda, has taken an impairment charge of $4.3 million on the assets associated with these contracts to write down these assets to their estimated fair value.

7.    New Accounting Standards

There have been no new accounting pronouncements or significant changes to accounting pronouncements during the quarter ended March 31, 2006 that the Company expects will have a material impact on the Company's financial statements. See Note 2 to Notes to Consolidated Financial Statements included in the Company's Special Financial Report on Form 15d-2.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (‘‘we’’ or the ‘‘ Company’’) is the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with 112 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2006, we have contracts to provide paratransit services in New York City to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of March 31, 2006, we had a fleet of approximately 6,100 vehicles operating from approximately 46 facilities.

Contracts with the Company’s largest customer, the DOE, were extended effective July 1, 2005 for an additional five years through June 30, 2010. School bus transportation services accounted for 88.6% and 87.4% of our revenues from operations for the nine months ended March 31, 2006 and 2005, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York greater metropolitan area.

The paratransit and transit services operations accounted for 11.4% and 12.6% of our revenues from operations for the nine months ended March 31, 2006 and 2005, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (‘‘RFP’’) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies.

Results of Operations(1)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
	(unaudited)				(unaudited)
	(in millions, except percentages)
Revenues	$119.0	100.0%	$102.6	100.0%	$295.9	100.0%	$260.3	100.0%
Cost of operations	103.8	87.2%	93.4	91.0%	266.7	90.1%	242.2	93.1%
General and administrative	4.4	3.7%	4.2	4.1%	14.0	4.7%	12.6	4.8%
Depreciation and amortization	9.9	8.3%	6.2	6.0%	21.7	7.3%	18.4	7.1%
Income (loss) from continuing operations	0.9	0.7%	(1.2)	(1.1)%	(6.5)	(2.2)%	(12.9)	(5.0)%
Interest expense	6.2	5.2%	6.1	6.0%	19.2	6.5%	16.7	6.4%
Loss before discontinued operations	(6.4)	(5.4)%	(7.5)	(7.3)%	(27.0)	(9.1)%	(31.2)	(12.0)%

(1)	All figures are from continuing operations.

Results of Operations – Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues.    Revenues from school bus operations were $108.1 million for the three months ended March 31, 2006 compared to $92.8 million for the three months ended March 31, 2005, an increase of

$15.3 million, or 16.5%. This increase was due to $6.8 million of price increases due primarily to the new DOE contract (excluding increases in DOE escort revenues), and $5.5 million in service requirement increases due primarily to new routes and more revenue days in New York City. In addition, under the terms of its current contract with the DOE, the Company receives full reimbursement of all escort costs plus a five percent administrative fee. This change increased revenue by $3.9 million. These increases were offset by $0.9 million in lost contracts.

Revenues from paratransit and transit operations were $10.9 million for the three months ended March 31, 2006 compared to $9.8 million for the three months ended March 31, 2005, an increase of $1.1 million or 11.3%. This increase was due to price increases and increases in service requirements from existing contracts for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

Cost of Operations.    Cost of operations of school bus operations were $94.0 million for the three months ended March 31, 2006 compared to $84.7 million for the three months ended March 31, 2005, an increase of $9.4 million or 11.1%. Salaries and wages were $51.3 million for the three months ended March 31, 2006 compared to $46.8 million for the three months ended March 31, 2005, an increase of $4.5 million or 9.6%. Salaries and wages increased primarily due to added employees needed to service the additional routes in New York City. As a percentage of revenues, salaries and wages decreased to 47.4% for the three months ended March 31, 2006, from 50.4% for the three months ended March 31, 2005. Fuel expense, due primarily to higher fuel prices, increased $1.3 million, vehicle lease expense increased $1.3 million due to the Company leasing its new vehicle requirements for the current year and vehicle insurance increased $0.8 million, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. As a percentage of revenues, cost of operations decreased to 87.0% for the three months ended March 31, 2006, from 91.2% for the three months ended March 31, 2005.

Cost of operations of paratransit and transit operations were $9.8 million for the three months ended March 31, 2006 compared to $8.8 million for the three months ended March 31, 2005, an increase of $1.0 million or 11.9%. This increase was primarily due to an increase in salaries and wages of $0.4 million and an increase in liquidated damages of $0.4 million. As a percentage of revenues, salaries and wages decreased to 51.6% for the three months ended March 31, 2006 compared to 52.9% for the three months ended March 31, 2005.

General and administrative expenses.    General and administrative expenses from school bus operations were $3.9 million for the three months ended March 31, 2006 compared to $3.7 million for the three months ended March 31, 2005, an increase of $0.2 million or 5.4%. This increase was primarily due to increases in administrative payroll and fringe benefits costs and advertising. As a percentage of school bus operations revenues, general and administrative expenses decreased to 3.6% for the three months ended March 31, 2006, from 3.9% for the three months ended and March 31, 2005.

General and administrative expenses from paratransit and transit operations were $0.6 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005. As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 5.3% for the three months ended March 31, 2006, from 5.7% for the three months ended March 31, 2005.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $9.5 million for the three months ended March 31, 2006 compared to $5.7 million for the three months ended March 31, 2005, an increase of $3.9 million, or 68.1%. This increase was primarily due to a $4.3 million impairment charge on fixed assets partially offset by $0.4 million lower depreciation expense as some of the equipment is now fully depreciated and current year’s vehicle requirements were financed with operating leases.

Depreciation and amortization expense from paratransit and transit operations was $0.4 million for the three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005, a decrease of $0.1 million, or 16.7%. This decrease was primarily due to lower depreciation expense as some of the equipment is now fully depreciated and current year vehicle requirements were financed with operating leases.

Operating income (loss) from operations.    Operating income from school bus operations was $0.7 million for the three months ended March 31, 2006 compared to an operating loss of $1.2 million for the three months ended March 31, 2005, an increase in income of $1.9 million, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $0.1 million for the three months ended March 31, 2006 compared to a minimal income for the three months ended March 31, 2005, an increase of $0.1 million, due to the net effect of the items discussed above.

Interest expense.    Interest expense from operations was $6.2 million for the three months ended March 31, 2006 compared to $6.1 million for the three months ended March 31, 2005, an increase of $0.1 million, or 1.7%. The increase was primarily due to an increase in deferred financing expenses.

Reorganization costs.    Reorganization costs were $0.1 million for the three months ended March 31, 2006 and the three months ended March 31, 2005.

Loss before provision for income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss before provision for income taxes and discontinued operations of $6.4 million for the three months ended March 31, 2006, compared to a loss of $7.4 million for the three months ended March 31, 2005, a decrease in loss of $1.0 million.

Results of Operations – Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Revenues.    Revenues from school bus operations were $262.2 million for the nine months ended March 31, 2006 compared to $227.4 million for the nine months ended March 31, 2005, an increase of $34.8 million, or 15.3%. This increase was due to $14.0 million of price increases due primarily to the new DOE contract (excluding increases in DOE escort revenue), and service requirement increases of $10.4 million due primarily to additional routes and more revenue days in New York City, offset by $2.3 million in lost contracts. In addition, under the terms of its current contract with the DOE, the Company receives full reimbursement of all escort costs plus a five percent administrative fee. This change increased revenue by $12.7 million, which included a $1.2 million reimbursement for the July and August health and welfare costs under the current contract with the DOE, which was expensed by the Company when incurred. The Company previously expensed these costs equally over the school year (September through June).

Revenues from paratransit and transit operations were $33.6 million for the nine months ended March 31, 2006 compared to $32.8 million for the nine months ended March 31, 2005, an increase of $0.8 million or 2.3%. This increase was due primarily to $4.2 million of price increases and increases in service requirements from existing contracts, partially offset by $2.5 million in lost contracts and $0.9 million reduction in revenue in connection with customer reimbursement of fuel charges for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2006 when the customer provided its own fuel.

Cost of Operations.    Cost of operations of school bus operations were $237.0 million for the nine months ended March 31, 2006 compared to $213.4 million for the nine months ended March 31, 2005, an increase of $23.6 million or 11.1%. Salaries and wages were $130.6 million for the nine months ended March 31, 2006 compared to $120.3 million for the nine months ended March 31, 2005, an increase of $10.4 million or 8.6%. This increase was due primarily due to more employees needed to service additional routes and an increase in payroll days in New York City. As a percentage of revenues, salaries and wages decreased to 49.8% for the nine months ended March 31, 2006, from 52.9% for the nine months ended March 31, 2005. Employee fringe benefits increased $3.6 million for the nine months ended March 31, 2006. The increase was due primarily to $2.4 million increases in health and welfare costs , including $1.2 million for employee fringe benefits which were attributable to escort costs that were reimbursable from the DOE (see above) and an increase of $1.2 million payroll taxes due to higher wages. Fuel expense increased $3.5 million, vehicle lease expense increased

$2.6 million, rent expense increased $1.3 million, liquidated damages increased $0.9 million and vehicle insurance increased $0.8 million for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005. As a percentage of revenues, cost of operations decreased to 90.4% for the nine months ended March 31, 2006, from 93.8% for the nine months ended March 31, 2005.

Cost of operations of paratransit and transit operations were $29.7 million for the nine months ended March 31, 2006 compared to $28.9 million for the nine months ended March 31, 2005, an increase of $0.8 million or 2.9%. This increase was primarily due to an increase in liquidated damages of $0.7 million and an increase in salaries and wages of $0.4 million, partially offset by decrease in fuel expense of $0.6 million, due to the customer providing its own fuel for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. As a percentage of revenues, cost of operations increased to 88.3% for the nine months ended March 31, 2006, from 87.8% for the nine months ended March 31, 2005.

General and administrative expenses.    General and administrative expenses from school bus operations were $12.3 million for the nine months ended March 31, 2006 compared to $10.8 million for the nine months ended March 31, 2005, an increase of $1.5 million or 14.4%. This increase was primarily due to a $0.7 million increase in administrative payroll, including a $0.5 million contract renewal bonus in relation to the extension agreement with the DOE and $1.1 million increase in professional fees, including $0.5 million in costs for acquiring vehicle lease facilities, offset by a reduction in bad debt expense of $0.3 million. As a percentage of school bus operations revenues, general and administrative expenses was 4.7% for the nine months ended March 31, 2006 and for the nine months ended and March 31, 2005.

General and administrative expenses from paratransit and transit operations were $1.7 million for the nine months ended March 31, 2006 compared to $1.8 million for the nine months ended March 31, 2005, a decrease of $0.2 million or 0.6%. This decrease was primarily due to reductions in administrative payroll and fringe benefits as a result of a lost contract. As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 5.0% for the nine months ended March 31, 2006, from 5.6% for the nine months ended March 31, 2005.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $20.5 million for the nine months ended March 31, 2006 compared to $16.9 million for the nine months ended March 31, 2005, an increase of $3.6 million, or 21.4%. This increase was primarily due to a $4.7 million impairment charge on fixed assets partially offset by $1.1 million lower depreciation expense as some of the equipment is now fully depreciated and current year’s vehicle requirements were financed with operating leases.

Depreciation and amortization expense from paratransit and transit operations was $1.2 million for the nine months ended March 31, 2006 compared to $1.5 million for the nine months ended March 31, 2005, a decrease of $0.3 million, or 19.8%. This decrease was due to lower depreciation expense as some of the equipment is now fully depreciated and current year vehicle requirements were financed with operating leases.

Operating income (loss) from operations.    Operating loss from school bus operations was $7.6 million for the nine months ended March 31, 2006 compared to $13.6 million loss for the nine months ended March 31, 2005, a decrease in loss of $6.0 million, or 44.4%, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $1.0 million for the nine months ended March 31, 2006 compared to $0.6 million for the nine months ended March 31, 2005, an increase of $0.4 million, or 61.6%, due to the net effect of the items discussed above.

Interest expense.    Interest expense from operations was $19.2 million for the nine months ended March 31, 2006 compared to $16.7 million for the nine months ended March 31, 2005, an increase of $2.5 million, or 15.2%. The increase was primarily due to $1.3 million in interest expense on our $15.0 million of 10% third priority senior secured notes due 2008 (the ‘‘Additional Indebtedness’’), $0.1 million of higher interest rates on our $10.0 million senior secured floating rate notes, due 2008 (the ‘‘Floating Notes’’), a $0.3 million increase in interest expense on our senior credit facility, due primarily to higher interest rates, and a $0.7 million increase in deferred financing expenses.

Reorganization costs.    Reorganization costs were $0.2 million for the nine months ended March 31, 2006 compared to $0.8 million for the nine months ended March 31, 2005, a reduction of $0.6 million.

Loss before provision for income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss before provision for income taxes and discontinued operations of $27.0 million for the nine months ended March 31, 2006, compared to a loss of $31.1 million for the nine months ended March 31, 2005, a decrease in loss of $4.1 million.

Income (loss) from discontinued operations.    We experienced a minimal loss from discontinued operations for the nine months ended March 31, 2006 compared to a loss from discontinued operations of $0.2 million for the nine months ended March 31, 2005.

Liquidity and Capital Resources

The statements regarding the Company’s anticipated capital expenditures and service requirements are ‘‘forward looking’’ statements which involve unknown risks and uncertainties, such as the Company’s ability to meet or exceed its growth plans and/or available financing, which may cause actual capital expenditures to differ materially from currently anticipated amounts.

On November 2, 2005 the Company amended its receivable agreement with Wachovia, to sell Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable. This increased amount is available to the Company from November 2, 2005 through July 1, 2006, at which time the maximum receivables to be sold will revert back to the $5.9 million. The President and Chief Executive Officer of the Company increased his existing personal guarantee in full support of the agreement and received an additional $50,000 guarantee fee. As of March 31, 2006 the Company had no sold receivables and as of May 9, 2006 the Company sold $3.7 million of gross receivables.

The Company operated a fleet of approximately 6,100 vehicles as of March 31, 2006 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis.

The Company anticipates total capital expenditures of approximately $6.5 million (primarily non-vehicle capital expenditures) in fiscal 2006, of which $5.1 million of capital expenditures were made in the nine months ended March 31, 2006. The Company expects to meet its new vehicle requirements for the remainder of fiscal 2006 and for fiscal 2007 by leasing these vehicles. Vehicle lease expense increased $2.6 million for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005.

On October 17, 2005, the Company sold 293,663 shares of its common stock, par value $.01 per share, to AETG, for an aggregate purchase price of $4.9 million. The Company is a wholly-owned subsidiary of AETG. AETG obtained $3.7 million of the $4.9 million investment from GSC and $1.2 million from the holder of the Additional Indebtedness.

On January 11, 2006, the Company, completed the sale and leaseback of its owned real property located in Staten Island, New York. Pursuant to the Contract of Sale, Midway Leasing sold to the purchaser its owned real property in Staten Island, New York for a gross purchase price of $4,200,000. In connection with the sale of the real property, the Company agreed to leaseback the premises from the purchaser for a term of 10 years. The lease calls for monthly payments of $29,750 with annual increases of 2.0%. The Company will be responsible for all real property taxes, certain insurance costs and utilities.

Beginning February 6, 2006, the DOE increased the number of routes under the Company’s contract by approximately 140 routes. This was a result of the DOE’s new contract with the UFT. The Company estimates that revenue will increase by approximately $13.5 million on an annual basis as a result.

On March 31, 2006 the holders of a majority in principal amount of the Company’s Notes consented to amendments to the Indenture which (i) amended the definition of the term ‘‘Asset Sale’’

to exclude the sale of accounts receivable; (ii) amended the definition of the term ‘‘Permitted Indebtedness’’ to increase the size of the permitted bank debt basket from $20.0 million to $30.0 million effective September 25, 2006; (iii) amended the ‘‘Limitation on Asset Sales’’ covenant to require the Company to apply 80% of net cash proceeds in excess of $10.0 from asset sales occurring after the date of the Supplemental Indenture to offer to repurchase the Notes and the Third Priority Notes; (iv) amended the ‘‘Maintenance of Consolidated EBITDA’’ covenant such that it will not apply until the four consecutive quarters ending December 31, 2006 and will require minimum ‘‘Consolidated EBITDA’’, as defined in the Indenture governing the Notes, of $23.0 million. The holders of Third Priority Secured Notes also consented to the same changes as the changes contained in the Supplemental Indenture.

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

The Company believes that due to increased revenues and related working capital requirements it will need a $10.0 million increase in its senior credit facility for the year ending June 30, 2007. The terms of our Supplemental Indenture permit this increase (see above). Although the Company believes it will be successful in obtaining this increase, no assurance can be given whether or when it will do so. In addition the Company believes it will be successful in the sale of certain assets or operations that it is pursuing to meet its anticipated cash flow requirements for the coming year, although again no assurance can be given in this regard.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. In addition, the Company uses substantial amounts of fuel in its operations. Significant increases in the cost of fuel will have a material effect on its operations. The Company believes that the borrowings under its senior credit facility with the anticipated increase in its senior credit facility, proceeds from sales under its receivable agreement, the anticipated proceeds from the sale of certain assets or operations, together with its existing cash and cash flow from operations and the continuing effect of its extension agreement with the DOE, plus the anticipated effect of the UFT Routes will be sufficient to fund the Company’s anticipated liquidity requirements for the next year.

As of March 31, 2006, total current assets were $100.0 million and total current liabilities were $80.9 million. At March 31, 2006, the Company’s debt under its $20.0 million senior credit facility was $19.7 million, including the $3.5 million supplemental loan, and it had $0.3 million of borrowing availability, based on the Company’s borrowing base calculations. The Company’s letter of credit line was fully utilized. On May 9, 2006, the Company’s debt under the senior credit facility was $10.8 million (including the $3.5 million supplemental loan) and it had $8.4 million in borrowing availability, based upon the Company’s borrowing base calculations. On May 9, 2006, the Company had $115.0 million outstanding of the Notes and $15.0 million outstanding of the Additional Indebtedness.

Net cash used in operating activities.    Net cash used in operating activities was $12.6 million for the nine months ended March 31, 2006, resulting primarily from $31.2 million used in operating activities plus $6.7 million cash used due to changes in the components of working capital (primarily an increase in accounts receivable of $10.1 million and an increase in prepaid expenses and other current assets of $4.6 million, partially offset by an increase $6.2 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, and an increase in insurance financing payable of $2.2 million), partially offset by non−cash items of $19.8 million of depreciation and amortization, $4.7 million of fixed asset impairment and $0.7 million of amortization of original issue discount.

Net cash used by operating activities was $12.1 million for the nine months ended March 31, 2005, primarily from $31.3 million used in operating activities and a $1.9 million use of cash resulting from changes in the components of working capital (primarily an increase in accounts receivable of

$6.4 million and an increase in prepaid expenses and other current assets of $6.9 million, partially offset by an increase $10.7 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, and an increase in insurance financing payable of $2.0 million), partially offset by non cash items of $20.5 million of depreciation and amortization and $0.5 million of amortization of original issue discount.

Net cash provided by (used in) investing activities.    For the nine months ended March 31, 2006, the net cash provided by investing activities was $6.2 million resulting primarily from the sale and leaseback of our California facility, the sale and leaseback of our Staten Island, NY facility and the sale of property in St Louis, Missouri, partially offset by the purchase of $1.7 million of transportation contract rights and $5.1 million of capital expenditures. Of these, $0.5 million of capital expenditures were directly financed with purchase money debt and the balance were financed from operating cash flows. Purchase of marketable securities were $3.2 million for the nine months ended March 31, 2006 and proceeds from sale of redemption of marketable securities were $3.0 million.

For the nine months ended March 31, 2005, the net cash used in investing activities was $3.7 million resulting primarily from the Company making $4.9 million of capital expenditures to acquire additional vehicles, other property and equipment. Of these, $1.1 million of capital expenditures were directly financed with capital leases and the balance were financed from operating cash flows. Purchase of marketable securities were $7.0 million for the nine months ended March 31, 2006 and proceeds from sale of redemption of marketable securities were $7.4 million.

Net cash provided by financing activities.    Net cash provided in financing activities totaled $2.3 million for the nine months ended March 31, 2006 due primarily to $4.9 million of proceeds from the sale of stock and $0.3 million net proceeds under the senior credit facility, partially offset by $2.5 million in payments on borrowings under capital leases and purchase money mortgages and $0.3 million in deferred financing costs.

Net cash provided by financing activities totaled $19.9 million for the nine months ended March 31, 2005 due primarily to the issuance of the $15.0 million of new borrowings from Third Priority Notes, the issuance of the $4.9 million of new borrowing from a senior unsecured note and $5.7 million net borrowing under the senior credit facility, partially offset by $2.2 million in payments on borrowings under capital leases and purchase money mortgages and $3.4 million in deferred financing costs.

Commitments and Contingencies

Reference is made to Note 16 ‘‘Commitments and Contingencies’’ of Notes to the Consolidated Financial Statements in the Company’s Special Financial Report on Form 15d-2 for the fiscal year ended June 30, 2005 for a description of the Company’s material commitments and contingencies.

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

Transportation Contract Rights.    Transportation contract rights primarily represent the value we assigned to the cost of investments in school bus companies in excess of the book value of the companies acquired. In addition, we have purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Transportation contract rights are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy of the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of the intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flow. Transportation contract rights are amortized on a straight-line basis over 12 years, which represents our company's estimate of the average length of the contracts and expected renewal periods. The requirements for these impairment charges were determined by management's evaluation that the future undiscounted cash flows attributable to the underlying assets were unlikely to exceed the carrying value of the transportation contract rights assets for certain of the school bus companies. The impairment charges were the difference between book value of the transportation contract rights and estimated fair value, determined as the estimated future cash flows.

Income Taxes.    We follow the liability method under SFAS No. 109, ‘‘Accounting for Income Taxes.’’ The primary objectives of accounting for taxes under SFAS No. 109 are to (1) recognize the amount of tax payable for the current year and (2) recognize the amount of deferred tax liability or asset for the future tax consequences attributable to temporary differences between the financial statements' carrying amounts of existing assets and liabilities and their respective tax bases and of events that have been reflected in our financial statements or tax returns. When the realization of a deferred tax asset is not considered to be more likely than not, a valuation allowance is recorded against that deferred tax asset.

We have net deferred tax assets resulting primarily from net operating losses (‘‘NOL’’) that will reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is ‘‘more likely than not’’ that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carryforward period. Management believes that the realization of a portion of the deferred tax assets is not considered to be more likely than not and accordingly, has provided a valuation allowance.

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

Allowance for Doubtful Accounts.    We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. We estimate uncollectible amounts based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts were to significantly exceed the estimated allowance, our results of operations would be materially adversely affected.

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

Insurance Coverage and Reserves.    The Company’s primary automobile and workers compensation coverages ($1.0 million per occurrence) are administered through a third party insurance company. Under the terms of such arrangements, the Company funds, through monthly installments, loss funds specified by the insurance company. The Company is responsible for the first $500,000 of each loss. The loss funds plus fronting charges consisting of claims handling, administrative, risk transfer charges and taxes are charged to a prepaid asset account. Operating costs are charged and prepaid assets are reduced by estimated claim loss costs and amortization of fronting charges. Quarterly the Company receives from the insurance company a calculation of ultimate claims liability based upon actually computed reserves using development factors taking into consideration claims history to arrive at incurred but not reported claims. Charges to operations are adjusted to reflect these calculations.

For the nine months ending March 31, 2006 the following adjustments have been made:

Automobile liability adjustments	$965,048
Workers compensation adjustments	($1,320,981)

In addition to the primary coverage mentioned above the company has $10.0 million of umbrella coverage (up to $25.0 million in two specific subsidiaries), in excess of its primary $1.0 million. Under the coverage terms of its current policy, The Company has a self-insured retention of the first $3.0 million of claims.

Previously, the Company self-insured its obligations that may arise under workers compensation and automobile liability claims. Provisions for such obligations are provided for as follows:

Reserve requirements for deductible amounts for the three months ended March 31, 2006 were based upon valuations supplied by our insurance company. Such valuations computed reserve requirements based upon estimated ultimate claim losses, including those incurred but not reported. Charges to operations are adjusted, if necessary, to reflect these valuations.

The following table reflects the activity in this account for the nine months ended March 31, 2006:

Total Reserve
Balance, June 30, 2005	$3,309,815
Expense	154,833
Payments against the reserve	(1,352,356)
Balance, March 31, 2006	$2,112,292
Current portion of insurance reserve	$1,057,491
Long term portion of insurance reserve	1,054,801
Total insurance reserve	$2,112,292

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

We operated a fleet of approximately 6,100 vehicles as of March 31, 2006 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of 10 cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of March 31, 2006, our only material variable rate borrowings are the Floating Notes (LIBOR plus 9.2% interest) and $16.5 million of the $20.0 million senior credit facility (prime plus 1% interest). As of March 31, 2006, we had approximately $19.7 million (of which $3.5 million has a fixed interest rate of 12%) of borrowings outstanding under our senior credit facility and a $3.5 million advance under the letter of credit facility. A 100 basis point increase in interest rates, applied to our variable rate borrowings as of March 31, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company again carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were still ineffective as of the end of the period covered by this report. The Company continues to review its disclosure controls and procedures in order to improve their effectiveness. Although the process is ongoing, the Company has identified a need to modify its financial period closing from a sequential to a more simultaneous process, to reduce the time necessary to properly complete its financial statement preparation and review. As the review process continues, the Company may identify other areas for improvement. The Company has implemented improvements, but cannot yet determine when all improvements will be completed or have the intended effect.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Description
3.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
3.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3.3	Section 1350 Certification of Principal Executive Officer
3.4	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Atlantic Express Transportation Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC EXPRESS TRANSPORTATION CORP.
Date: May 12, 2006	By: /s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2006	By: /s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
3.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3.3	Section 1350 Certification of Principal Executive Officer
3.4	Section 1350 Certification of Principal Financial Officer