Form 10-K
period 2006-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2006-09-28
CIK 1035423

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

None

Indicate by check mark whether the Registrant is well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes        No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes        No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer                    Accelerated filer                    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant on September 28, 2006 was $0.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes        No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of the Registrant’s common stock, $0.01 par value, as of September 28, 2006 was 945,263.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART 1

Item 1.	Business.

Overview

We are Atlantic Express Transportation Corp., a New York corporation. In this document, we refer to ourselves as (the ‘‘Company’’, ‘‘we’’, ‘‘us’’, ‘‘our’’.) We are the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We also provide paratransit services for physically and mentally challenged passengers to public transit systems, and we offer fixed route transit, express commuter line and charter and tour bus services.

We have been in operation for over 35 years and have grown from a small local bus company with a fleet of 16 buses to one of the largest national school bus transportation companies in the country with a fleet of approximately 6,000 vehicles as of June 30, 2006. We were founded in 1968 as a school bus company based in Staten Island, New York. Domenic Gatto, our Chief Executive Officer and President, commenced employment with us in 1973 and purchased our company in 1974, at which time we operated only 16 buses. In 1979, we were awarded two major school bus transportation contracts by the New York City Department of Education (the ‘‘DOE’’), which substantially increased our revenues. These contracts, which were originally awarded for a period of three years, have been extended successively through June 30, 2010. From 1982 to 1987, we strengthened our presence in New York City through the acquisition of 14 regional school bus transportation companies. In 1986, we won and purchased additional contracts in New York City, which also have been extended successively through June 30, 2010. From 1986 to 1989, we further strengthened our presence in New York City through the acquisitions of four local contractors and expanded our operations to Nassau and Suffolk counties on Long Island, New York, through a combination of acquisitions and winning new contracts. From 1990 to 1997, we consummated six additional acquisitions in the New York metropolitan area and three acquisitions on Long Island, New York. In addition to our expansion in the New York greater metropolitan area, we extended our operations to Philadelphia in 1993, where we were the successful bidder for a new contract, and made subsequent acquisitions in 1993 and won additional new contracts in 1996 and 1997. We also established operations in St. Louis in 1995 and in Los Angeles in 1997 by winning contracts. We have acquired over 20 companies in the last 15 years. We have not made any material acquisitions in the past five years. We have sold the remaining assets of and have closed our bus sales operations in September 2004. We have treated this as discontinued operations for all periods presented, which we consider to be non-core businesses.

We have focused on developing our favorable reputation in the areas of passenger safety, timeliness and quality of service, key factors used by school bus transportation administrators in selecting and renewing our services. We believe the expertise we have gained in our long operating history enables us to establish strong relationships with our customers and provides us with a competitive advantage when renewing contracts or bidding on new business. Customers representing approximately 98% of our fiscal year 2006 contract revenue from continuing operations have been with us for over five years.

On October 27, 1998, the holders of a majority in principal amount of our then outstanding 10¾% senior secured notes due 2004 consented to an amendment to the indenture governing those notes, and on November 4, 1998, GSCP II Holdings (AE), LLC, an affiliate of Greenwich Street Capital (‘‘GSC’’), acquired an approximately 83% equity interest in our recapitalized parent, Atlantic Express Transportation Group, Inc. or (‘‘AETG’’), which owned all of the issued and outstanding shares of our capital stock at that time.

We generated revenues from continuing operations of $414.1 million for the fiscal year ended June 30, 2006 and incurred a net loss of $29.6 million.

Recent Transactions

Certain of the recent transactions discussed below occurred after June 30, 2006, the end of the fiscal year covered by this Form 10-K. Nevertheless, the discussion has been included to provide a more complete description of the business of the company as of the date of the filing of this Form 10-K.

New school bus contracts.    In June 2005, the DOE extended all of the Company’s contracts with the DOE for an additional five years ending June 30, 2010. These contracts represented approximately 57.0% of all the school bus operation revenues for the fiscal year ended June 30, 2006.

On July 27, 2006, T-NT Bus Service, Inc. (‘‘T-NT’’), a subsidiary of the Company, completed the sale of substantially all of its assets. Pursuant to the Contract of Sale, T-NT sold substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto, the Company’s Chief Executive Officer and President, received $100,000 as consideration for entering into a five-year non-competition agreement. The Company will recognize a gain on the sale of these assets of $5.8 million in the first quarter of fiscal year 2007.

On September 19, 2006, our senior lender approved the extension of our senior credit facility to February 29, 2008. The last twelve months (‘‘LTM’’) earnings before interest, income taxes, depreciation and amortization (‘‘EBITDA’’) covenant was increased to $24.0 million effective April 2007, $25.0 million effective May 2007 and $26.0 million effective June 30, 2007 and thereafter. In addition, the senior lender approved an increase in the revolving line of credit by $10.0 million effective September 25, 2007.

On September 21, 2006 the holder of the $4.9 million senior unsecured note approved an extension in the maturity date of the note from April 23, 2007 to February 22, 2008.

Business Operations

We derive our revenue from two segments: (for additional segment information see Note 21 of the notes to Consolidated Financial Statements included elsewhere in this Form 10-K)

School Bus Operations (88.9% of revenues from continuing operations for the year ended June 30, 2006)

We have contracts to provide school bus transportation in 126 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. We generally provide services for the transportation of open enrollment students through the use of standard school buses, and the transportation of physically or mentally challenged (‘‘Special Education’’) students through the use of an assortment of vehicles, including standard school buses, passenger vans and lift-gate vehicles, which are capable of accommodating wheelchair-bound students. As of June 30, 2006, we had a fleet of approximately 5,600 vehicles to service our school bus operations, consisting of school buses, minivans and cars, lift and ramp-equipped vehicles, coaches and service and support vehicles.

Services.    We generally provide services for transportation of open enrollment (‘‘Regular Education’’) students through the use of standard school buses, and transportation Special Education students through the use of an assortment of vehicles, including standard school buses, passenger vans and lift-gate vehicles, which are capable of accommodating wheelchair bound students. In most jurisdictions serviced by us, escorts are required to accompany drivers on Special Education vehicles.

Contracts.    Our school bus transportation contracts are awarded by school districts through a public bidding or request for proposal (‘‘RFP’’) process. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which initially range from one to five years. Compensation under school bus transportation contracts is generally based upon a daily rate per vehicle, which is established either by public bidding or by proposal and negotiation with respect to RFP contracts. Contracts in New York City provide for the payment of the daily vehicle rate for days of scheduled performance in accordance with the school calendar and provide for payment of 85% of the daily rate for any vehicle not used due to school cancellations on any scheduled school day. Daily vehicle rates earned under contract renewals are generally increased from previous rates by application of the Consumer Price Index. Our cost increases have in the past and could in the future outpace such revenue increases. The number of vehicles required is determined by the school districts, initially pursuant to their bid specifications and/or RFP, and is subject to change.

Our school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. In most other instances we have opted to satisfy our security performance requirements by posting performance bonds.

Customers.    We have longstanding relationships with many of the school districts that we service. School districts with which we do business generally appoint a business manager and/or transportation supervisor to oversee school bus transportation operations. Larger school districts have separate bureaus or divisions, which regulate and supervise the provision of school bus transportation services. Passenger safety, timeliness and quality of service are among the factors used by school bus transportation administrators to evaluate us.

In our experience, unless a school district is dissatisfied with the services of a school bus transportation contractor, school districts tend to extend existing contracts rather than solicit bids from potential replacement contractors, unless applicable law or the terms of the contract otherwise require. We believe that replacing an existing contractor through a bidding process generally has resulted in higher prices to districts than contract extensions because of the significant start-up costs that a replacement contractor faces. Bidding also exposes a school district to uncertainty in the quality of service that would be provided by a new contractor.

Historically, school districts awarded school bus transportation contracts through a public bidding process by which such contracts were required to be awarded to the lowest responsible bidder, without regard to quality of service. However, management believes that, due in part to the poor performance of certain low-priced school bus transportation contractors, school districts will increasingly rely on a RFP process, which enables school administrators to broaden the factors considered when awarding a contract. Factors such as passenger safety, timeliness and quality of service, among others, are generally considered under the RFP process. In 1996, the State of New York (where we have our largest concentration of school bus transportation contracts) adopted legislation, which, for the first time, permitted school districts in the State of New York to select school bus transportation contractors through a RFP process. We believe that because of the reputation we have developed in the school bus transportation industry, we are well positioned to obtain contracts that are awarded by the RFP process as well as by public bidding. The DOE accounted for 51.1%, 44.2% and 42.7% of our revenues from continuing operations in fiscal year 2006, 2005 and 2004, respectively. No other customer contributed greater than 3.7% of our revenues from continuing operations during these periods.

Most of the DOE contracts were originally awarded to us in 1979 and have been renewed and extended since then. The latest extension occurred in June 2005 and extended the contracts through June 30, 2010. Although the DOE has the option to reduce our routes at will, the DOE, since the inception of the first contract, has often increased the number of routes but has never substantially reduced them. Our ability to generate cash flow is heavily dependent on our contracts with the DOE, and we expect it to continue to be in the future.

Paratransit and Transit Operations (11.1% of revenues from continuing operations for the year ended June 30, 2006)

For fiscal year 2006, we have one contract to provide paratransit service in New York City for physically and mentally challenged persons who are unable to use standard public transportation. The remainder of our paratransit and transit operations revenue comes from fixed route transit, express commuter lines and charter and tour bus services. This division is primarily dependant on our Metropolitan Transit Authority (‘‘MTA’’) contract which will expire in December 2008. As of June 30, 2006, we had a fleet of approximately 400 vehicles to service our paratransit and transit operations for fiscal year 2006.

To enhance passenger safety and to satisfy paratransit contract requirements, we have instituted a comprehensive driver-training course, which encompasses defensive driving, passenger sensitivity, first aid and CPR procedures, passenger assistance techniques and detailed information about the disabilities of the passengers that we transport. Paratransit services are primarily funded by public transit systems.

Services.    Our paratransit services are rendered based upon advance call-in requests for transportation, which are primarily scheduled by an independent third party. The paratransit services operation has developed a substantial degree of expertise in developing and providing transportation services required by our physically or mentally challenged passengers.

Contract.    The term of our paratransit contract is for five years. In paratransit and transit operations, the scope of services and contract requirements vary considerably from one jurisdiction to another. The three general components of paratransit transportation services are (1) providing the actual transportation service, (2) reserving passenger requests for service and (3) sorting and scheduling passenger requests for service. Some customers require all three components of service while other customers perform one or more of such functions themselves or through third parties. Paratransit vehicles are generally provided by the transit agency. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. Paratransit users pay a fixed amount per trip determined by the local transit system governmental entity (which may be equal to or based upon prevailing public transportation fees in the jurisdiction in question), which is credited against the monthly contract price due from the local transit system.

Seasonality

The school bus transportation operation, which accounted for approximately 88.0% of our revenues from continuing operations for each of the last three fiscal years, is seasonal in nature and generally follows the pattern of the school year, with sustained levels of business during the months of September through June. As a result, we have experienced, and expect to continue to experience, a substantial decline in revenues from late June through early September. Our quarterly operating results have also fluctuated due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of our other operations. In particular, historically we have generated operating losses during the first quarter of each fiscal year. Consequently, interim results are not necessarily indicative of the full fiscal year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’

Focus on Passenger Safety and Service

Management has developed a corporate culture focused on passenger safety and service. All drivers are required to attend periodic safety workshops and training programs, which emphasize defensive driving and courteous behavior. We attempt to buy school buses which comply with New York State safety regulations, among the most stringent in the country, which allows us to give our customers the benefit of the safety features and gives us flexibility in moving or selling vehicles in our fleet to transportation operators in other states as well. We believe that our emphasis on passenger safety and service provides us with a competitive advantage and is a major contributor to our success in extending existing contracts and winning new contracts.

Fleet Management and Maintenance

As of June 30, 2006, we operated a fleet of approximately 6,000 vehicles. The average age of our fleet, exclusive of 305 vehicles provided by various transportation authorities as of that date, was 8.5 years.

As of June 30, 2006, the fleet was maintained by our trained mechanics at our 58 facilities. We have a comprehensive preventive maintenance program for our equipment to minimize equipment down time and prolong equipment life. Programs implemented by us include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by our mechanics.

The following is a breakdown of our fleet of owned vehicles as of June 30, 2006 by age:

	School Buses	Minivans And Cars	Lift/Ramp Equipped Vehicles	Coaches	Service and Support Vehicles	Total
Less than 2 years old	24	0	0	3	4	31
2-5 years old	296	62	44	0	14	416
6-10 years old	2,134	101	280	8	56	2,579
11-15 years old	1,034	1	97	7	63	1,202
Greater than 15 years	678	2	49	11	12	750
Total	4,166	164	470	29	149	4,978

The following is a breakdown of our fleet of leased vehicles as of June 30, 2006 by age:

	School Buses	Minivans And Cars	Lift/Ramp Equipped Vehicles	Coaches	Service and Support Vehicles	Total
Less than 2 years old	393	120	52	4	1	570
2-5 years old	45	0	7	7	0	59
6-10 years old	50	0	2	23	0	75
11-15 years old	10	0	0	3	0	13
Greater than 15 years	0	0	0	0	0	0
Total	498	120	61	37	1	717

In addition to the vehicles in the tables above, as of June 30, 2006, we operated 305 vehicles provided by various transportation authorities pursuant to their respective contracts.

Employees

As of June 30, 2006, we had approximately 8,100 employees to provide transportation services, consisting of approximately 5,700 drivers, 1,500 escorts and 500 maintenance workers. In addition, there were approximately 400 employees in executive, operations, clerical and sales functions. Our school bus drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment on school buses. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

We require our drivers to complete a thorough and comprehensive training process in addition to satisfying federal and state requirements. In some states, such as New York, a special subclass of license is required for school bus drivers. Our paratransit drivers are also required to complete special training. Drivers undergo a 20-hour basic training course once a year and a two-hour refresher class twice per year. In addition, drivers are required to be fingerprinted and pass a defensive driving test, as well as physical, oral and written tests. Further, all drivers must pass a pre-employment drug test as well as random drug and alcohol tests during the course of each year. Pursuant to federal and state law, each year we are required to randomly test 50% of our drivers for drug use and 25% for alcohol use.

As of June 30, 2006, approximately 77% of our employees were members of various labor unions. We were party to thirty collective bargaining agreements, of which four agreements excluding Local 1181 of the Amalgamated Transit Union (‘‘Local 1181’’), covering approximately 340 employees, have already expired, eight agreements, covering approximately 2,150 employees, will expire over the next two years, with the remainder to expire over the next three to five years. The labor contract with Local 1181 covering drivers, escorts and shop personnel expired June 30, 2006 and was renewed for three years in July 2006. We believe that our relations with employees are satisfactory. As of

June 30, 2006, approximately 55% of the Company’s union employees were represented by Local 1181, which primarily represents personnel rendering services on behalf of the DOE. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and certain escorts. All contracts awarded by the DOE during the past 24 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guaranty Corporation, withdrawal liability for contributing employers to the plan, such as our company, is essentially eliminated, provided that withdrawal is based upon the loss of DOE contracts and that the successor contractor becomes a contributing employer to the plan.

Competition

The school bus transportation industry and paratransit services industry are highly competitive. We compete on the basis of our reputation for passenger safety, quality of service and price. We believe we are competitive in each of these areas. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. We have many competitors in the school bus and paratransit transportation business; including transportation companies with resources and facilities substantially greater than those of ours. We compete with Laidlaw Transit, Inc., a division of Laidlaw International Inc., the largest private transportation contractor in North America, First Transit and First Student, divisions of First Group America, Inc., the second largest private transportation contractor in North America, and National Express Corporation, in addition to other regional and local companies.

Risk Management and Insurance

We maintain various forms of liability insurance against claims made by third parties for bodily injury or property damage resulting from operations. Such insurance consists of (1) general liability insurance of $1.0 million per occurrence with a $50,000 deductible against claims arising from other (e.g., non-vehicle) liability exposure and (2) our present primary $1 million vehicle liability policy, which covers all our vehicles except those providing service to the New York City Transit Authority (the ‘‘T.A.’’), the DOE, and our Massachusetts operations.

Under our primary vehicle liability policy, we pay fronting charges to our insurance carrier and we are required to contribute to a loss fund. The carrier pays the first $500,000 per occurrence from this loss fund, up to a maximum amount determined for each policy period. We are entitled to obtain a refund from the carrier based upon a calculation of ratable losses valued as of a date 42 to 54 months after the effective date of the policy. The carrier is required to pay for all losses in excess of $500,000, up to $1 million, per occurrence and any excess of the aggregate maximum ratable losses agreed to for that policy period. The T.A. provides $3 million insurance per occurrence for our T.A. vehicles. The DOE provides $1 million insurance per occurrence for our DOE vehicles, for which they deduct an agreed upon amount from our monthly invoices. Our Massachusetts vehicles are covered under various ‘‘First Dollar’’ policies with no deductibles. In addition, we cover all of our vehicles with an additional umbrella policy of a minimum of $10 million per occurrence, with an aggregate self-insured retention of $3,000,000. Beyond the occurrence limits mentioned herein, the vehicle liability coverage provides indemnity for an unlimited number of occurrences. Our insurance policies generally provide coverage for a one-year term and therefore, are generally subject to annual renewal.

Under our workers' compensation insurance policy, we pay fronting charges to our insurance carrier and we are required to contribute to a loss fund. The carrier pays the first $500,000 per occurrence from this loss fund, up to a maximum amount determined for each policy period. We are entitled to obtain a refund from the carrier based upon a calculation of ratable losses valued as of a date 42 to 54 months after the effective date of the policy. The carrier is required to pay for all losses in excess of $500,000, up to $1 million, per occurrence and any excess of the aggregate maximum ratable losses agreed to for that policy period.

In the past, we self-insured our workers' compensation deductibles through Atlantic North Casualty Company, a wholly owned captive insurance company chartered in Vermont, which was not a guarantor of our outstanding 12% Senior Secured Notes, due 2008 and Senior Secured Floating Rate Notes due 2008 (collectively the ‘‘Notes’’). Atlantic North Casualty Company's total claims liability were partially funded by premiums charged to operating companies, which in turn were limited to the amount of the deductible in our workers’ compensation insurance policy. Atlantic North Casualty Company was liquidated in October 2004.

In addition, we maintain catastrophic coverage of $25.0 million per occurrence, for an unlimited number of occurrences, subject to a $100,000 deductible per occurrence. This insurance provides replacement cost coverage for losses on our fleet and insurance against business interruptions resulting from the occurrence of natural catastrophes. We also maintain property insurance for the replacement cost of all of our real and personal property.

Environmental Matters

Our operations are subject to extensive and constantly evolving federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing air emissions, wastewater discharges, the storage and handling of chemicals and hazardous substances, and the remediation of contaminated soil and groundwater (‘‘Environmental Laws’’). We are taking into account the requirements of such Environmental Laws in the improvement, modernization, expansion and start-up of our facilities. As with most transportation companies, we could incur significant costs related to environmental compliance or remediation; these costs, however, most likely would be incurred over a period of years. Compliance with Environmental Laws or more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of such laws and future regulatory action regarding soil or groundwater, may require material expenditures by us.

Under various Environmental Laws, a current or previous owner of real estate or operations thereon may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of contaminants. The presence of (or failure to properly remediate) such substances may adversely affect the ability to sell or rent such real estate or to borrow using such real estate as collateral. Similarly, persons who generate or arrange for the disposal or treatment of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility regardless of whether such facility is owned or operated by such persons. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

As outlined above, we may be potentially liable for costs related to environmental compliance and remediation. We cannot predict with any certainty the costs of remediation or compliance, including potential penalties, which costs could have a material adverse effect on us.

Government Regulation

We are subject to a wide variety of federal, state and municipal laws and regulations concerning (1) vehicle standards and equipment maintenance, (2) qualification, training and testing of employees and (3) qualification and maintenance of operating facilities. Our vehicles are subject to federal motor vehicle safety standards established by the National Highway Traffic Safety Administration (‘‘NHTSA’’). Specific standards are promulgated by NHTSA with regard to school buses pursuant to the School Bus Safety Act of 1974. Our vehicles are also subject to the laws and regulations of each state in which we operate, which are often more stringent than applicable federal requirements. For example, in New York State, in addition to federal standards, regulations promulgated by the New York State Department of Motor Vehicles and the New York State Department of Transportation (‘‘NYSDOT’’) require that school buses be equipped with safety belts (for vehicles manufactured after 1988), high back seats, left-handed emergency door exits, 16-gauge side panels and illuminated school bus signs. All school buses and paratransit vehicles are required to be inspected twice annually by NYSDOT inspectors in accordance with a rigorous set of standards covering each mechanical component of the vehicles.

Our employees are subject to various federal and state laws and regulations pertaining to driver qualifications and drug, alcohol and substance abuse testing. The Commercial Motor Vehicle Safety Act of 1986 requires drivers of commercial vehicles, including school buses, motor coaches and paratransit vehicles, to obtain a commercial driver's license. Many states have additional licensing requirements for subclasses of drivers such as school bus drivers and/or paratransit drivers. Under regulations enacted at the state and/or local levels, our school bus drivers and paratransit drivers are required to complete certain minimum basic training and refresher classes annually. Our drivers are kept up to date with changes in applicable regulations through these refresher classes. Pursuant to regulations promulgated by the United States Department of Transportation under the Drug Free Workplace Act of 1988, our drivers are required to undergo pre-employment drug and alcohol testing, and we are required to conduct random testing for drug and/or alcohol abuse. Similar drug and alcohol abuse testing is also required under various state laws. Our operating and maintenance facilities are also required to be maintained in accordance with regulations promulgated by various federal and state agencies, including departments of education, departments of motor vehicles, and state departments of transportation.

Item 1A.	Risk Factors.

Risk Factors Relating to Our Business

Our business is dependent upon school bus transportation contracts with school districts, which contracts may not be renewed or rebid.

Historically, our school bus transportation contracts have had initial terms between one and five years, generally subject to extension, where permitted by law, upon expiration at the discretion of the school districts with our agreement for additional contract periods. Although since 1979 we have achieved a substantially high contract renewal rate, the decision to renew contracts is not made solely by us and may be based upon factors beyond our control. Any significant decrease in this historical renewal rate could have a material adverse effect on us. There can be no assurance that any of our current or future contracts will be extended, or if extended, that the rates of compensation for such extensions will be acceptable to us. Moreover, there can be no assurance that the school districts that currently employ our services will not seek to satisfy their transportation needs in the future by alternative means. A loss of a significant number of contracts, or those contracts which account for a significant percentage of our revenues, would have a material adverse effect on our results of operations.

Our bankruptcy reorganizations could harm our business, financial condition and results of operations.

In December 2003, we emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. Certain claims in our Chapter 11 bankruptcy case remain unsettled and are subject to ongoing negotiation and possible litigation. As of June 30, 2006, we have recorded liabilities of approximately $3.4 million for priority tax claims, certain cure costs, claims to be negotiated for leases and contracts, general unsecured claims and certain secured claims, collectively recorded as payable to creditors under our plan of reorganization, and approximately $4.8 million for outstanding administrative priority claims, based on professionals' claims that we were aware of as of that date, recorded as accounts payable, accrued expenses and other liabilities. Our past inability to meet our obligations that resulted in our filing for bankruptcy protection, or the perception that we may not be able to meet our obligations in the future, could adversely affect our ability to obtain adequate financing and our relationships with our customers, as well as our ability to retain or attract high-quality employees.

We may be adversely affected by rising insurance costs.

Our cost of maintaining vehicle liability, personal injury, property damage and workers' compensation insurance is significant. We could experience higher insurance premiums as a result of adverse claims experience or because of general increases in premiums by insurance carriers for reasons unrelated to our own claims experience. As an operator of school buses and other high occupancy vehicles, we are exposed to claims for personal injury or death and property damage as a result of accidents. Generally, our insurance policies must be renewed annually. Our ability to continue to obtain insurance at affordable premiums also depends upon our ability to continue to operate with an acceptable safety record. A significant increase in the number of claims against us, the assertion of one or more claims in excess of our policy limits or the inability to obtain adequate insurance coverage at acceptable rates, or at all, could have a material adverse effect on us. In addition, the running of statutes of limitations for personal injuries to minor children typically is suspended during the children's legal minority. Therefore, it is possible that accidents causing injuries to minors on school buses may not give rise to lawsuits until a number of years later, which could also have a material adverse effect on us.

Additionally, we typically negotiate transportation contracts on a different time frame than our contracts for insurance and our transportation contracts are typically fixed price contracts. As a result, we were unable to absorb increases in insurance and other operating expenses in recent years. Our inability to pass on changes in underlying costs was a significant reason for our seeking protection from creditors in our Chapter 11 bankruptcy case. We cannot assure you that such increases in insurance and other expenses will not happen again in the future. See the risk factor ‘‘— Fluctuations in the cost of fuel could adversely affect our business’’ and ‘‘Business — Risk Management and Insurance.’’

Fluctuations in the cost of fuel could adversely affect our business.

We operated a fleet of approximately 6,000 vehicles as of June 30, 2006 and consume substantial quantities of fuel for our operations. Our fuel costs for the year ended June 30, 2006 were approximately $22.6 million as compared to $18.3 million for the year ended June 30, 2005. Historically, we have been unable to pass through most increases in the price of fuel to the school districts we service. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel and we may seek to do the same in the future. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs.

We may not be able to maintain letters of credit or performance bonds required by our transportation contracts.

Our school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. The contracts also require the maintenance of minimum amounts of insurance coverage, the maintenance of appropriate facilities and transportation equipment, and the implementation of various operating rules and regulations. There can be no assurance that either letters of credit or performance bonds will continue to be available to us as security for our contracts or, if available, at a cost that does not adversely affect our margins or cash flow. The number of school buses to be provided under our contracts generally may decrease, and hence the revenues generated under such contracts may decrease based on the requirements of our customers. All school bus contracts can be terminated by school districts for not meeting certain performance related criteria.

Some of our transportation contracts may be terminated due to factors beyond our control.

Some of our school bus transportation contracts may be terminated due to factors beyond our control, such as decreases in funding for our customers. Paratransit contracts may be cancelled on short notice at the option of our customers. Although we believe we have established strong relationships with our customers, there can be no assurance that our contracts will not be affected by circumstances beyond our control.

Our fixed contract rates may not be sufficient to absorb future cost increases.

The school bus transportation industry is characterized by fixed price contracts between transportation companies and municipalities, whereby changes in underlying costs to transportation companies are not automatically passed along to the customer. Our inability to pass on our insurance costs was a significant reason for our seeking protection from our creditors in our Chapter 11 bankruptcy case. Our contracts for school bus transportation and paratransit services have average terms of one to five years. We set contract rates when we enter into such contracts, often before other expenses have been firmly established for the duration of the transportation contract, and before we have complete knowledge of the costs of insurance, labor and other expenses. After we have established contract rates, we may be unable to adjust them for cost increases in insurance, labor and other expenses. We have been able to leverage our relationships with our customers to achieve high contract renewal rates with price increases and obtain concessions in some existing contracts to absorb cost increases to maintain profitability levels. We cannot assure you that the price increases in our contracts will be sufficient to absorb any cost increases in the future or that we will be able to obtain concessions in existing contracts to absorb cost increases in the future.

We may incur additional labor costs due to labor unions and collective bargaining agreements.

As of June 30, 2006, approximately 77% of our employees were members of various labor unions. We were party to thirty collective bargaining agreements, of which four agreements excluding Local 1181 of the Amalgamated Transit Union (‘‘Local 1181’’), covering approximately 340 employees, have already expired, eight agreements, covering approximately 2,150 employees, will expire over the next two years, with the remainder to expire over the next three to five years.. Although no assurance can be given, we do not believe that the expiration of such collective bargaining agreements will have a material adverse effect on our labor costs. No assurance can be given as to the outcome of negotiations with the representatives of the unionized employees.

Our labor contracts are not necessarily for the same terms as our school bus transportation contracts. Although we believe that historically we have had satisfactory labor relations with our employees and their unions, our inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on us. In addition, labor shortages in selected markets could materially adversely affect our ability to enter or expand in such markets. There can be no assurance that we will not have a strike or work stoppage in the future. See ‘‘Business — Employees.’’

We may be adversely affected by environmental requirements.

Our operations are subject to extensive and constantly evolving federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing air emissions, wastewater discharges, the storage and handling of chemicals and hazardous substances and the remediation of contaminated soil and groundwater. Additional expenditures, beyond those currently included in capital and operating budgets, may be incurred in order to comply with either new environmental legislation and regulations, new interpretations of existing laws and regulations or more rigorous enforcement of such laws and regulations. It is not possible to predict whether these new expenditures will be material. We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that we own or operate and at other properties where our predecessors or we have operated or arranged for the disposal of hazardous substances. We do not believe that any such liabilities or environmental compliance obligations will have a material adverse effect on our business or operations. However, we cannot make assurances that such liabilities or compliance obligations will not increase in the future or will not become material. See ‘‘Business — Environmental Matters.’’

We may be adversely affected by current and new governmental laws and regulations.

We are required to comply with laws and regulations relating to safety, driver qualifications, insurance and other matters promulgated by various federal and state regulatory agencies including, among others, state motor vehicle agencies, state departments of education, the Federal Highway and Safety Administration, the National Highway Traffic Safety Administration and the Occupational

Safety and Health Administration. We are also required to comply with certain statutes, such as the Americans with Disabilities Act. We have incurred, and expect to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. Many of these legal requirements provide for substantial fines, orders, including orders to cease operations, and criminal sanctions for violations. Although we believe we are in material compliance with applicable safety laws and regulations, it is difficult to predict the future development of such laws and regulations or their impact on our business or results of operations. We anticipate that standards under these types of laws and regulations will continue to tighten and that compliance will require increased capital and other expenditures. Furthermore, we cannot predict whether new laws or regulations will be adopted and, if adopted, no assurance can be given that the implementation of such laws or regulations and any additional compliance costs associated therewith will not have a material adverse effect on us. Also, a significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine or any other liability in excess of, or not covered by, our reserves or our insurance could adversely affect our business, financial condition and results of operations. See ‘‘Business — Government Regulation.’’

We have significant capital expenditure requirements.

In order to maintain our school bus fleet, we will be required to make significant capital expenditures. We normally make non-vehicle capital expenditures of approximately $5 to $8 million annually, plus capital expenditures for vehicles, which amount varies from year to year depending on our company's needs and business conditions. For the years ended June 30, 2005 and June 30, 2006 the majority of our new vehicle requirements were financed though operating leases. We made total capital expenditures of $19.2 million, $8.2 million and $6.5 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively. The indenture governing the notes and our senior credit facility restrict the amount of capital expenditures we can make annually. There can be no assurance that cash flow from operations will enable us to acquire a sufficient number of new vehicles or make capital expenditures necessary to implement any expansion of service. If we are required to obtain additional financing, there can be no assurance that we can obtain financing on terms acceptable to us. Our inability to procure the financing necessary to acquire additional school buses or make needed capital improvements could delay or prevent us from implementing our business strategy and would have a material adverse effect on us. See ‘‘Business — Fleet Management and Maintenance.’’ In addition, the indenture governing the notes and our senior credit facility limit our ability to make capital expenditures, which could make it difficult to maintain our assets to the degree that our customers or we may otherwise require.

We depend on management and key personnel.

Domenic Gatto, who is our Chief Executive Officer and President, is key to our management and direction. The loss of the services of Mr. Gatto could have a material adverse effect on us, and there can be no assurance that we would be able to find a replacement for Mr. Gatto with the equivalent business experience and skills. Mr. Gatto's current employment contract with us expires in December 2008.

The interests of our significant shareholder may be different than your interests.

As of September 15, 2006, GSC beneficially owns 83.9% of AETG's outstanding common shares. AETG owned 80% of our issued and outstanding common shares on a fully diluted basis. Pursuant to a stockholders agreement for AETG's common shares, as more fully described under ‘‘Related Party Transactions — Stockholders Agreement,’’ GSC is entitled to designate a majority of the directors to AETG's board of directors so long as it beneficially owns at least 35% of AETG's outstanding common shares. As a result, the directors appointed by GSC are in a position to control all matters affecting AETG and our company. Such concentration of ownership may have the effect of preventing a change in control. Further, as a result, GSC will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our shareholders. The interests of our significant shareholder may not be fully aligned with and could conflict with, the interests of the holders of the notes. See ‘‘Management — Board of Directors’’ and ‘‘Principal Shareholders.’’

We may be adversely affected by substantial competition in the school bus transportation industry and increased consolidation within the industry.

The school bus transportation industry is highly competitive and we expect that there will continue to be substantial competition for contract bidding and for prospective acquisitions. Such competition may decrease the profitability associated with any contract and increase the cost of acquisitions. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. We have many competitors in the school bus transportation business, including transportation companies with resources and facilities substantially greater than ours. There can be no assurance that we will be able to identify, acquire or profitably manage additional contracts. In addition, there can be no assurance that either school bus transportation contracts or acquired businesses will achieve anticipated levels of profitability. Although we have historically been competitive in the market for new contracts as well as for acquisitions of other companies, there can be no assurance that we will be able to compete effectively in the future.

In particular, the school bus transportation industry is undergoing significant consolidation that has intensified the competition for contracts and acquisitions. From time to time, we make unsolicited inquiries with respect to possible acquisitions and from time to time have received unsolicited inquiries with respect to a possible acquisition of our company. Whether such inquiries will result in further communications, or ultimately, an acquisition, has depended and will depend upon the facts and circumstances in each case. Any failure to compete effectively could have a material adverse effect on us. See ‘‘Business — Competition’’ and ‘‘Business — Industry Overview — School Bus Transportation Industry.’’

Our business is subject to seasonality and fluctuations in quarterly operating results.

The school bus transportation operation, which accounted for at approximately 88% of our revenues from continuing operations for each of the last three fiscal years, is seasonal in nature and generally follows the pattern of the school year, with sustained levels of business during the months of September through June. As a result, we have experienced, and expect to continue to experience, a substantial decline in revenues from late June through early September. Our quarterly operating results have also fluctuated due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of our other operations. In particular, historically we have generated operating losses during the first quarter of each fiscal year. Consequently, interim results are not necessarily indicative of the full fiscal year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’

Risk Factors Relating to the Notes

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

As of June 30, 2006, we had total indebtedness of $163.0 million (net of unamortized original issue discount of $1.7 million). Our substantial indebtedness could have important consequences to you and our company. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

Restrictive covenants in our senior credit facility, the indenture governing the notes and our other current and future indebtedness could adversely restrict our operating flexibility.

The discretion of our management with respect to certain business matters is limited by covenants contained in our senior credit facility and the indenture governing the notes, as well as other current and future debt instruments. Among other things, the covenants contained in the indenture restrict, condition or prohibit us from incurring additional indebtedness, making certain payments, creating liens on our assets, making certain asset dispositions and entering into certain transactions with affiliates. In addition, our senior credit facility contains financial and operating covenants, including requirements that we maintain a minimum trailing twelve months EBITDA, as defined therein, determined monthly and limitations on our capital expenditures. EBITDA is defined in our senior credit facility as, for any period, our net income or loss before income or loss from discontinued operations for such period, plus (a) to the extent deducted in computing such consolidated net income or loss, without duplication, the sum of (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, and (iv) non-cash extraordinary or nonrecurring losses or non-recurring expenses including non-cash impairment charges, (v) reorganization expenses incurred by us, including up to a maximum of $1,050,000 in respect of certain management exit bonuses, and (vi) cash capital contributions to our company permitted by our senior credit facility, plus (vii) for the period ending June 30, 2006 any adjustments to prepaid insurance or insurance reserves and corresponding charges to insurance expense made on June 30, 2005 in an amount no greater than $2.8 million, minus (b) to the extent added in computing such consolidated net income or loss, without duplication, extraordinary or non-recurring income or gains.

LTM EBITDA on a quarterly basis, as defined in the Company’s indenture governing the Notes, is similar to the above except that cash capital contributions and the insurance adjustment are not added back in the EBITDA calculation. On March 31, 2006, our company received the requisite consents from the holders of the notes to amend the EBITDA covenant of the indenture so it would not apply until December 31, 2006. As of June 30, 2006, our trailing twelve months EBITDA, as defined by our senior credit facility and indenture, was $31.2 million

Despite current indebtedness levels and restrictive covenants, we may still be able to incur substantial additional debt, which could exacerbate the risks described above.

We may be able to incur additional debt in the future. Although the indenture governing the notes and our senior credit facility contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we were able to designate some of our restricted subsidiaries under the indenture governing the notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. Adding new debt to current debt levels could intensify the leverage-related risks that our subsidiaries and we now face.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our outstanding debt, without giving effect to the unamortized original issue discount on the outstanding notes, was $164.7 million as of June 30, 2006. We believe that we will need approximately $20.0 million in cash annually to service interest on our debt obligations. As of September 15, 2006, we had approximately $13.6 million in letters of credit, a $3.5 million advance under the letter of credit facility, and $8.0 million of borrowings outstanding under our senior credit facility (including the

$3.5 million supplemental loan). Interest on our senior credit facility is approximately 9.25% per annum, based on a prime interest rate of 8.25% as of September 15, 2006, except for the $3.5 million portion of our senior credit facility, which bears interest at 12% per annum. Letters of credit are subject to a fee of approximately 1% per annum. Additionally, we normally make non-vehicle capital expenditures of approximately $5.0 million annually, plus capital expenditures for vehicles, which amount varies from year to year depending on our company's needs and business conditions. We made total capital expenditures of $19.2 million, $8.2 million and $6.5 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively. The indenture governing the notes and our senior credit facility restrict the amount of capital expenditures we can make annually.

We may need to refinance all or a portion of our indebtedness, including the notes, on or before there stated maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facility and the notes, on commercially reasonable terms, or at all.

We have a history of net losses and may incur additional losses in the future.

We sustained net losses of $57.4 million, $20.5 million, $42.4 million and $29.6 million for the fiscal years ended 2002, 2003, 2005, and 2006, respectively. In addition, net income for fiscal year 2004 of $56.8 million included forgiveness of indebtedness income of approximately $102.9 million. Future losses could adversely affect our ability to fund planned capital expenditures and to make payments on the notes. As a result, you could lose all or part of your investment. See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on the notes.

We are a holding company that derives all of our operating income and cash flow from our subsidiaries and accordingly, our ability to make payments on the notes is dependent on the earnings and the distribution of funds from our subsidiaries. However, none of our subsidiaries is obligated to us to make funds available for payment on the notes. Our subsidiaries will be permitted to incur additional indebtedness that may limit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. Although existing agreements do not limit the ability of our subsidiaries to make payments to us, we cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on these notes when due.

The notes and the related guarantees are not secured by a first priority lien on all of our assets.

The notes and the related guarantees are secured by a first priority lien, subject to certain permitted prior liens, on all but one of our and our guarantor subsidiaries' owned real properties and certain of our and our guarantor subsidiaries' hereafter acquired real properties (the ‘‘first lien real property’’) and on substantially all of our and our guarantor subsidiaries' owned motor vehicles, whether now owned or hereafter acquired, other than motor vehicles classified as assets of discontinued operations on the date of the indenture governing the notes or which are subject to purchase money liens (the ‘‘motor vehicles,’’ and together with the first lien real property, the ‘‘first lien collateral’’). The lenders under our senior credit facility have a first priority lien on substantially all of our and our guarantor subsidiaries' assets, subject to certain permitted prior liens, other than the first lien collateral and certain excluded assets as described in the definition of ‘‘Excluded Assets’’ under ‘‘Description of the Exchange Notes’’ (the ‘‘second lien collateral’’), and a second priority lien on the first lien real property. The notes benefit from a second priority lien on the second lien collateral. The lenders under our senior credit facility do not have a lien on the motor vehicles.

Other creditors will be entitled to receive proceeds from the sale of certain of our assets before the holders of the notes.

The proceeds from the sale of the first lien collateral may not be sufficient to pay all amounts owed on the notes. The first lien collateral may be less liquid than the second lien collateral.

Additionally, the amount to be received upon the sale of such collateral will depend on many factors, as more fully described in the risk factor ‘‘— The collateral securing the notes may be reduced or diluted under certain circumstances.’’ We cannot assure you that the liquidation value of the first lien collateral would be adequate to repay the principal amount of, or premium, if any, and any accrued and unpaid interest on all of the outstanding notes.

The lenders under our senior credit facility are entitled to receive 20% of the proceeds from any sale of the second lien collateral to repay their obligations in full before the holders of the notes will be entitled to any proceeds from any such sale of the second lien collateral. The proceeds from the second lien collateral may not be sufficient to repay both the lenders under our senior credit facility and the holders of the notes. We cannot assure you that, in the event of a foreclosure, the proceeds from the sale of all second lien collateral would be sufficient to pay in full all obligations secured by the first priority liens on such collateral or any portion of the amounts owed under the outstanding notes.

If the proceeds from the sale of the first lien collateral and the second lien collateral were not sufficient to repay all obligations secured by such collateral, then the holders of the notes, to the extent not repaid from the proceeds of the sale of the first lien collateral and second lien collateral, would only have an unsecured claim against our remaining assets, if any. This claim would rank equal in priority to the unsecured claims with respect to any unsatisfied obligations under our senior credit facility and our other unsecured senior indebtedness and the unsecured senior indebtedness of our guarantor subsidiaries.

The value of the collateral securing the notes may not be sufficient to satisfy our and our subsidiaries' obligations under the notes.

We have not performed any recent appraisals on the value of the collateral. The book value of the collateral should not be relied on as a measure of realizable value for such assets. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our existing operating businesses. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or of significant value. Also, an entity that forecloses on the real property comprising a portion of the collateral is potentially liable for environmental claims. See the risk factor ‘‘— Because the collateral includes real property, you may be liable under limited circumstances for environmental claims related to real property.’’ In addition, the collateral is located in a number of locations, and the multi-jurisdictional nature of any foreclosure on the collateral may limit the realizable value of the collateral.

The ability of the trustee to foreclose on the collateral on your behalf may also be subject to perfection, the consent of third parties, governmental approvals and practical problems associated with the realization of the collateral agent's security interest in the collateral. We have not obtained the consent of third parties whose consent may be necessary to allow the collateral agent to foreclose on the collateral consisting of contract rights or collateral as to which third parties have contractual rights. We cannot assure you that the consents of such third parties or any required approvals of governmental entities will be given when required to facilitate a foreclosure on such assets.

Holders of the notes will not control decisions regarding the second lien collateral.

We entered into security documents, which grant to the administrative agent for the lenders under our senior credit facility a first lien on the second lien collateral, and give the administrative agent certain rights with respect to the second lien collateral. The collateral agent entered into an intercreditor agreement with the administrative agent, which will define the rights of the parties with respect to the second lien collateral and the parties' liens thereon. The administrative agent and the lenders under our senior credit facility, who have a first priority lien on the second lien collateral, control substantially all matters related to the second lien collateral and the collateral agent's rights and remedies with respect thereto. At any time that obligations are outstanding under our senior credit facility, the administrative agent shall have the sole and exclusive right to control, administer, account for and otherwise deal with the second lien collateral and to determine the manner of every sale or other disposition of the second lien collateral, in each case, upon enforcement of the administrative agent's interest, and to foreclose on the second lien collateral in any order which it deems appropriate. As a result, the administrative agent for the lenders may dispose of or foreclose on, or take other actions with respect to, the second lien collateral with which the holders of the notes may disagree or that may be contrary to the interests of the holders of the notes. Also, the collateral agent and the holders of the notes are unable to exercise remedies with respect to the second lien collateral unless and until the administrative agent for the lenders exercises its rights and remedies with respect to the second lien collateral, and then only on a limited basis.

The sale of assets constituting collateral securing the notes may be used to repay our obligations on our senior credit facility.

Certain asset sales, including certain sales of assets constituting first lien collateral or second lien collateral, are subject to compliance with limitation on asset sales. Under that covenant, we are permitted to use 20% of the proceeds from such asset sales to repay outstanding indebtedness under our senior credit facility, make an investment in properties and assets that replace the properties and assets sold or in the business of our company and restricted subsidiaries, or a combination thereof. Any such repayment need not cause any permanent reduction in borrowing capacity under our revolving credit facility. We may be required under our senior credit facility to use the proceeds from any such asset sale, including sales of first lien collateral or second lien collateral, to repay outstanding obligations under it. Therefore, the value of the collateral securing the notes may diminish as a result of any such asset sales.

The collateral securing the notes may be reduced or diluted under certain circumstances, including the issuance of additional notes.

The value of the collateral and the amount to be received upon a sale of such collateral will depend upon many factors including, among others, the condition of the collateral, the ability to sell the collateral in an orderly sale, the condition of national and local economies, the availability of buyers and similar factors. To the extent that other persons enjoy liens, including statutory liens, whether or not permitted by the indenture governing the notes, such persons may have rights and remedies with respect to the collateral securing the notes that, if exercised, could reduce the proceeds available to satisfy the obligations under the notes.

The indenture governing the notes requires us to issue, effective October 1, 2006, PIK notes in payment of a portion of the interest payable in respect of the notes and permits us to issue there under, subject to compliance with the covenant which limits the incurrence of additional indebtedness’’ and without limitation on the maximum principal amount, additional notes on substantially identical terms as the notes offered hereby. Any PIK notes and additional notes subsequently issued will be secured equally and ratably with the notes issued. The issuance of PIK notes and additional notes will have the effect of diluting the value of the security interest in the first lien collateral and second lien collateral for the then outstanding notes. Such dilution will reduce your pro rata share of any proceeds from the sale of any first lien collateral and second lien collateral.

The indenture governing the notes and the agreements governing our other secured indebtedness permit us to designate one or more of our restricted subsidiaries as an unrestricted subsidiary. If we designate an unrestricted subsidiary, all of the liens on any collateral owned by the unrestricted subsidiary and any guarantee of the notes by the unrestricted subsidiary will be released under the indenture, but the guarantee of our senior credit facility by the unrestricted subsidiary may not be released under our senior credit facility. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral to the extent that liens on the assets of the unrestricted subsidiary are released and the notes will be structurally subordinated to the debt and other obligations of the unrestricted subsidiary. This may materially reduce the collateral securing the notes.

Because the collateral includes real property ,note holders may be liable under limited circumstances for environmental claims related to the real property.

A portion of the collateral securing the notes and the guarantees is comprised of real property. The real property portion of the collateral may be subject to known and unforeseen environmental risks. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, a lender may be held liable for the costs of remediation or preventing releases, or threatened releases, of hazardous substances at mortgaged property if the lender takes title to the property by foreclosure, or even if the lender does not foreclose, but exercises actual control over operations or decision-making. However, the 1996 amendments to CERCLA established certain protections from such liability for lenders who do not act as owners or operators of the property. A lender who holds indicia of ownership, such as title or rights of access and inspection, primarily to protect its security interest, or who forecloses and then re-sells or re-leases a property in which it holds a security interest within a commercially reasonable time, is not liable as an owner or operator under CERCLA unless that lender participates in the management of the property. Participation in management means exercising actual control or decision-making authority over general operations or over environmental compliance at the facility. There may be similar risks under common law theories of lender liability, such that a lender's involvement in operational decisions or environmental compliance matters may create liability under other environmental laws, both state and federal. A lender's CERCLA liability is not limited by the value of the secured interest and could extend to the entire cost of the remediation. As a result, a holder of the notes who is determined to be an owner or operator of real property securing the notes may have joint and several liability in a cost recovery or contribution action under CERCLA. This liability would not be limited by the principal amount of the notes held by the holder of the notes or the value of the real property

Third party claims may significantly diminish the value of our real property collateral.

The title insurance policies on the real property portion of the collateral, including any obtained after the completion of this exchange offer, contain exceptions as to rights of third parties. Third parties may make claims that they are entitled to exercise such rights in a manner that is adverse to our real estate interests and/or improvements. If any such claims are pursued and upheld, this may significantly diminish the value, if any, of such real property collateral. In addition, we may be required to take corrective action as a result of such claims, including procuring additional real estate interests and/or relocating improvements, and we may sustain costs, expenses and/or a reduction in revenue as a result of such circumstances. These reductions in value, costs, expenses and losses associated with excepted matters would not be covered by title insurance.

Insolvency and administrative laws could adversely affect the note holders ability to enforce your rights under the notes, the note guarantees and the security documents.

If a bankruptcy proceeding were to be commenced under the federal bankruptcy laws by or against us or any subsidiary guarantor, it is likely that delays will occur in any payment upon acceleration of the notes and in enforcing remedies under the related indenture, including with respect to the liens securing the notes and the note guarantees, because of specific provisions of such laws or by a court applying general principles of equity. Provisions under federal bankruptcy laws or general principles of equity that could result in the impairment of your rights include, but are not limited to: the automatic stay; avoidance of preferential transfers by a trustee or debtor-in-possession; substantive consolidation; limitations on collectability of unmatured interest or attorney fees; fraudulent conveyance; and forced restructuring of the notes, including reduction of principal amounts and interest rates and extension of maturity dates, over the holders' objections.

Additionally, applicable federal bankruptcy laws generally permit a debtor to continue to retain and to use collateral, even if the debtor is in default under the applicable debt instruments, provided that the secured creditor is given ‘‘adequate protection.’’ The interpretation of the term ‘‘adequate protection’’ may vary according to circumstances, but it is intended in general to protect the value of the secured creditor's interest in collateral. Because the term ‘‘adequate protection’’ is subject to varying interpretation and because of the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) whether payments under any of the notes would be made following commencement of and during a bankruptcy case, (2) whether or when the lenders under our senior credit facility could foreclose upon or sell any collateral or (3) whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral under the doctrine of ‘‘adequate protection.’’ Furthermore, in the event a bankruptcy court were to determine that the value of the collateral was not sufficient to repay all amounts due on the notes, the holders of such notes would become holders of ‘‘under secured claims.’’ Applicable federal bankruptcy laws generally do not permit the payment or accrual of interest, costs and attorneys' fees for ‘‘under secured claims.’’

The notes and the note guarantees and the granting of the collateral securing the note guarantees may be voidable, subordinated or limited in scope under laws governing fraudulent transfers and insolvency.

Although the notes are our obligations, the subsidiary guarantors unconditionally guarantee them on a senior secured basis. We are a holding company that derives all of our operating income and cash flow from our subsidiaries. The performance by each subsidiary guarantor of its obligations with respect to its subsidiary guarantee may be subject to review under relevant federal and state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or lawsuit by or on behalf of unpaid creditors of such subsidiary guarantor. Under these statutes, if a court were to find under relevant federal or state fraudulent conveyance statutes that a subsidiary guarantor did not receive fair consideration or reasonably equivalent value for incurring its subsidiary guarantee of the notes, and that, at the time of incurrence, the subsidiary guarantor (1) was insolvent, (2) was rendered insolvent by reason of the incurrence or grant, (3) was engaged in a business or transaction for which the assets remaining with the subsidiary guarantor constituted unreasonably small capital or (4) intended to incur, or believed that it would incur, debts beyond its ability to pay these debts as they matured, then the court, subject to applicable statutes of limitation, could void the subsidiary guarantor's obligations under its subsidiary guarantee, recover payments made under the subsidiary guarantee, subordinate the subsidiary guarantee to other indebtedness of the subsidiary guarantor or take other action detrimental to the holders of the notes.

The measure of insolvency for these purposes will depend upon the governing law of the relevant jurisdiction. Generally, however, a company will be considered insolvent for these purposes if the sum of that company's debts is greater than the fair value of all of that company's property or if the present fair salable value of that company's assets is less than the amount that will be required to pay its probable liability on its existing debts as they become absolute and matured or if a company is not able to pay its debts as they become due. Moreover, regardless of solvency, a court could void an incurrence of indebtedness, including the subsidiary guarantees, if it determined that the transaction was made with the intent to hinder, delay or defraud creditors. In addition, a court could subordinate the indebtedness, including the subsidiary guarantees, to the claims of all existing and future creditors on similar grounds. The subsidiary guarantees could also be subject to the claim that, since the subsidiary guarantees were incurred for our benefit, and only indirectly for the benefit of the subsidiary guarantors, the obligations of the subsidiary guarantors thereunder were incurred for less than reasonably equivalent value or fair consideration. Neither we nor any subsidiary guarantor believes that, after giving effect to the offering, any of the subsidiary guarantors (1) was insolvent or rendered insolvent by the incurrence of the guarantees in connection with the offering, (2) was not in possession of sufficient capital to run their business effectively or (3) incurred debts beyond our or its ability to pay as the same mature or become due.

There can be no assurance as to what standard a court would apply in order to determine whether a subsidiary guarantor was ‘‘insolvent’’ upon the sale of the notes or that, regardless of the method of valuation, a court would not determine that the subsidiary guarantor was insolvent at the time of the sale of the notes.

Our ability to purchase the notes upon a change of control may be limited.

Upon the occurrence of a specified change of control, each holder of notes will have the right to require us to repurchase all or a portion of such holder's notes at a price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. However, our ability to repurchase the notes upon a change of control may be limited by the terms of our then existing contractual obligations and the obligations of our subsidiaries. In addition, the occurrence of a change of control is expected to require the repayment of borrowings under our senior credit facility. There can be no assurance that we will have the financial resources to repay amounts due under such senior credit facility, or to repurchase or redeem the notes. If we fail to repurchase all of the notes tendered for purchase upon the occurrence of a change of control, this failure will constitute an event of default under the indenture. The occurrence of such event of default under the indenture would constitute an event of default under the terms of our senior credit facility. In addition, a specified change of control constitutes an event of default under the terms of our senior credit facility. See the risk factor ‘‘— Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes’’ above.

With respect to the sale of assets referred to in the definition of ‘‘change of control’’ under the indenture, the meaning of the phrase ‘‘all or substantially all’’ as used in that definition varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under the relevant law and is subject to judicial interpretation. Accordingly, in certain circumstances there may be a degree of uncertainty in ascertaining whether a particular transaction would involve a disposition of ‘‘all or substantially all’’ of the assets of a person and therefore it may be unclear whether a change of control has occurred and whether the notes are subject to an offer to repurchase.

The change of control provision may not necessarily afford the holders protection in the event of a highly leveraged transaction, including a reorganization, restructuring, merger or other similar transaction involving us that may adversely affect the holders, because these transactions may not involve a shift in voting power or beneficial ownership or, even if they do, may not involve a shift of the magnitude required under the definition of ‘‘change of control’’ under the indenture to trigger these provisions. Except as described under ‘‘Description of the Exchange Notes — Offers to Repurchase the Notes — Repurchase upon Change of Control,’’ the indenture does not contain provisions that permit the holders of the notes to require us to repurchase or redeem the notes in the event of a takeover, recapitalization or similar transaction.

The Notes were issued with original issue discount for United States federal income tax purposes.

Because the original notes were issued as part of an investment unit for United States federal income tax purposes, a portion of the purchase price of the units was allocated to the warrants. As a result, the exchange notes were issued with original issue discount for United States federal income tax purposes. Thus, holders will be required to include the amounts representing the original issue discount in gross income on a constant yield basis in advance of receipt of the cash payments to which such income is attributable.

We will not meet a leverage test required under the indenture and we will be obligated to pay additional interest on the notes. Although the matter is not free from doubt, we take the position for United States federal income tax purposes that the notes should not be treated as ‘‘contingent payment debt instruments’’ as a result of the possibility that any such payments will have to be made. This position is based in part on our determination that as of the date of issuance of the original notes, it is significantly more likely than not that such payments will not be made. If the Internal Revenue Service were to challenge this determination and successfully assert that the notes are contingent payment debt instruments, United States Holders (as defined under ‘‘Material United States Federal Income Tax Consequences’’) would be required to recognize such additional interest with respect to a note in income on a constant yield basis, subject to certain adjustments, under a method applicable to contingent payment debt instruments. In addition, United States Holders could be required to treat as ordinary income rather than capital gain any income realized on the taxable disposition of a note. See ‘‘Material United States Federal Income Tax Consequences.’’ Holders should consult their own tax advisors as to whether the notes will be treated as contingent payment debt obligations and the possible consequences of such treatment.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our subsidiaries provide services from 58 facilities for buses (of which five are owned and 53 are leased) in seven states. The facilities are utilized for repair and maintenance and/or administrative purposes. We believe that our facilities are adequate to service our present business and the currently anticipated expansion of existing operations.

The following table details the facilities that we own and our material leased facilities, used for our school bus operations and paratransit and transit operations.

Location	Ownership	Sq. Ft.
Oceanside, NY	Owned	720,000
Medford, NY	Owned	280,000
South Hampton, NJ	Owned	210,000
Ridgewood, NY	Owned	203,158
Setauket, NY	Owned	68,000
Maspeth, NY	Leased	120,000
Los Angeles, CA	Leased	159,587
Staten Island, NY	Leased	144,292
St. Louis, MO	Leased	244,000
Jamaica, NY	Leased	225,000
Bronx, NY	Leased	223,000
Brooklyn, NY	Leased	186,840
Bronx, NY	Leased	147,000
Bronx, NY	Leased	208,000

Item 3.	Legal Proceedings.

From time to time, we are involved in litigation that we consider to be in the normal course of business. We are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 30, 2006 our authorized capital stock consisted of 1,303,200 common shares, par value $.01 per share, based upon an amendment to our certificate of incorporation, effective April 21, 2004, whereby we split our authorized capital stock. AETG owns 945,263 shares of our common stock. Holders of warrants issued pursuant to the offering of units, which consisted of the outstanding notes and warrants, on April 22, 2004 are entitled, in the aggregate, to purchase 122,175 common shares representing 11.0% of our outstanding common shares on a fully diluted basis as of such date (assuming exercise of all such warrants). The holder of warrants issued pursuant to the Additional Indebtedness, (as defined below) which consisted of the outstanding notes and warrants, on March 3, 2005 is entitled to purchase 40,752 common shares representing 5.0% of our outstanding common shares on a fully diluted basis as of such date (assuming exercise of all such warrants). As of June 30, 2006, we had one holder of our outstanding common shares. There is no established public trading market for the Company’s common shares.

Holders of outstanding common shares are entitled, for each share held, to one vote upon each matter submitted to a vote at a meeting of our shareholders.

Holders of our common shares are entitled to receive a pro rata share of dividends when, as and if declared by us out of funds legally available for the payment of dividends and to participate pro rata in liquidating distributions. Our ability to pay dividends is limited by agreements governing our indebtedness, including the notes and our senior credit facility.

Our board of directors may authorize the issuance of fractions of shares represented by a certificate, or uncertificated, which shall entitle the holder to exercise voting rights, receive dividends and participate in liquidating distributions, in proportion to the fractional holdings; or it may authorize the payment in cash of the fair value of fractions of shares at the time when those entitled to receive such fractions are determined; or in lieu of fractional shares it may authorize the issuance, as permitted by law, of scrip exchangeable as therein provided for full shares, but such scrip shall not entitle the holder to any rights of a shareholder, except as therein provided.

AETG

AETG is authorized to issue 1,650,000 common shares, par value $0.001 per share. As of June 30, 2006, 128,240 common shares of AETG have been issued and are outstanding.

Holders of outstanding AETG common shares are entitled, for each share held, to one vote upon each matter submitted to a vote at a meeting of its shareholders. Holders of AETG's common shares are entitled to receive a pro rata share of dividends, when, as and if declared by AETG out of funds legally available for the payment of dividends and to participate pro rata in liquidating distributions. AETG does not presently anticipate that dividends will be paid on the common shares in the foreseeable future.

AETG's certificate of incorporation prohibits issuances or redemptions of common shares, issuances of warrants or options (other than certain compensatory options), and transfers of AETG's common shares by GSC until the earlier of the third anniversary of the effectiveness of the plan of reorganization or when AETG's board of directors determines that the restrictions do not provide AETG with significant tax benefits. Holders of AETG's common shares have no subscription, redemption or conversion rights.

AETG is authorized to issue 500,000 preferred shares, par value $0.001 per share, of which 100,000 shares have been designated as Series E Convertible Preferred Stock (the ‘‘Series E Preferred Stock’’). As of June 30, 2006, 62,002.1 shares of Series E Preferred Stock are outstanding.

Holders of the Series E Preferred Stock are not entitled to any voting rights except as required by law. The holders of the Series E Preferred Stock are entitled to dividends at the rate of 10% per annum payable quarterly in shares of Series E Preferred Stock. Each share of the Series E Preferred Stock is convertible into one share of AETG common stock, at any time following (i) a liquidation event, (ii) a bona fide public offering of AETG common shares resulting in proceeds of at least $50 million, or (iii) receipt of a notice of redemption. In the event of a liquidation, dissolution or winding up of AETG or of a change in control, merger or sale of substantially all the assets of AETG, the Series E Preferred Stock is entitled to liquidation preference (senior to all other capital stock of AETG) in the amount of $84.77 per share. The Series E Preferred Stock is subject to mandatory redemption in April 2009 on the first anniversary date of the final maturity date of the Notes at a price of $84.77 per share.

Item 6.	Selected Financial Data.

You should read the information set forth below in conjunction with our ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

We derived the Statement of Operations Data and the Other Financial Data for the years ended June 30, 2004, 2005 and 2006 and the Balance Sheet Data as of June 30, 2005 and 2006 from our audited financial statements included elsewhere in this 10-K. We derived the Statement of Operations Data for the years ended June 30, 2002 and 2003 and the Balance Sheet Data as of June 30, 2002, June 30, 2003 and June 30, 2004 from our audited financial statements that are not included in this Form 10-K.

	Fiscal Year Ended June 30,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
School bus operations	$288,004	$300,433	$321,466	$319,605	$368,065
Paratransit and transit operations	56,953	48,602	42,055	44,071	45,993
Total revenues	344,957	349,036	363,521	363,676	414,058
Cost of operations:
Cost of operations – school bus operations	262,446	260,492	285,645	298,907	329,669
Cost of operations – paratransit and transit operations	51,060	40,694	35,034	38,491	39,474
General and administrative	21,557	17,524	17,695	17,457	18,655
Depreciation and amortization	25,072	25,055	26,287	25,029	28,199
Contract rights impairment	2,828	—	5,463	959	—
Income (loss) from operations	(18,006)	5,271	(6,603)	(17,168)	(1,939)
Other income (expense):
Interest expense(1)	(24,303)	(12,868)	(25,196)	(23,514)	(25,941)
Reorganization costs(2)	—	(8,164)	(11,177)	(565)	(569)
Forgiveness of indebtedness income(3)	—	—	101,493	—	—
Other	(1,585)	(234)	(142)	(1,096)	(1,100)
Income (loss) before income taxes and discontinued operations	(43,894)	(15,996)	58,375	(42,344)	(29,549)
Benefit from (provision for) income taxes	(248)	(307)	(477)	214	—
Income (loss) before discontinued operations	(44,142)	(16,302)	57,898	(42,130)	(29,549)
(Loss) from discontinued operations	(13,283)	(4,201)	(1,080)	(296)	(2)
Net income (loss)	$(57,425)	$(20,503)	$56,818	$(42,426)	$(29,551)

	As of June 30,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,604	$3,101	$3,742	$6,835	$501
Accounts receivable, net	57,674	55,519	46,971	44,832	46,085
Property, plant and equipment, net	166,619	154,263	149,078	124,899	93,478
Total assets	292,428	277,995	256,330	247,005	213,426
Total debt	253,672	250,497	139,041	166,460	163,048
Shareholder's equity (deficit)	(16,359)	(36,694)	66,480	24,977	(33)

(1)	Contractual interest was $26.6 million and $32.6 million for the periods ended June 30, 2003 and June 30, 2004, respectively.

(2)	Reorganization costs consist primarily of fees for both our restructuring advisors and our creditors' restructuring advisors and legal counsel.

(3)	As a result of our plan of reorganization becoming effective, liabilities that were subject to compromise were settled, which resulted in the recognition of forgiveness of indebtedness income based upon the estimated settlement amounts. (See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the ‘‘Selected Form Financial Data’’ and our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

General

We are the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with 126 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. For fiscal year 2006, we had a contract to provide paratransit services in New York City to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of June 30, 2006, we operated a fleet of approximately 6,000 vehicles operating from 58 facilities.

School bus transportation services accounted for 88.4%, 87.9% and 88.9% of our revenues from continuing operations in our fiscal years ended June 30, 2004, 2005 and 2006, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

The daily price charged per vehicle varies, depending upon a wide range of factors including (1) vehicle type (standard school buses, minivans, or vehicles with wheelchair lifts), (2) the nature of service to be provided (transportation of regular enrollment students or transportation of physically or mentally challenged students), (3) special requirements of a particular school district concerning age of vehicles and/or upgrades on equipment and (4) the cost of labor. Salaries and related labor costs are the most significant factors in our cost structure. In urban areas, particularly those with a strong union presence, the cost of providing school bus transportation is substantially greater than in suburban and rural areas, where salaries are generally lower. As a result, prices paid by school districts vary accordingly.

School bus transportation revenues have historically been seasonal, based on the school year and holiday schedules. During the months of September through June, our fleet of school buses has been generally fully utilized. Historically, during the summer months, only a portion of our school buses have been required to fulfill our summer contracts for school and camp activities and special trips.

The paratransit and transit services operations accounted for 11.6%, 12.1%, and 11.1% of our revenues from continuing operations in fiscal years 2004, 2005 and 2006, respectively. The terms of our paratransit contracts initially range from one to five years. The contracts are awarded by public transit systems through a public bidding or RFP process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies.

The principal elements of our cost of operations are labor and related employment expenses, fuel, parts, vehicle insurance, workers' compensation insurance and rent. Historically, the vast majority of our cost of operations have varied directly in proportion to revenues. As of June 30, 2006, approximately 77% of our employees were members of various labor unions. We were party to thirty collective bargaining agreements, of which four agreements, excluding Local 1181, covering approximately 340 employees, have already expired, eight agreements, covering approximately 2,150 employees, will expire over the next two years, with the remainder to expire over the next three to five years.. Although no assurance can be given, we do not believe that the expiration of such collective bargaining agreements will have a material adverse effect on our labor costs. No assurance can be given as to the outcome of negotiations with the representatives of the unionized employees.

General and administrative expenses include costs primarily associated with our headquarters in Staten Island, New York, as well as terminal offices and managerial salaries. We believe that we currently have sufficient staff to support anticipated revenue levels. Cost increases are anticipated to be offset somewhat as our business grows and we realize economies of scale by spreading the cost of the administrative staff and facilities over a larger revenue base.

We have closed our two bus sales operations and have sold the remaining assets in September 2004. We have treated this as discontinued operations for all periods presented, which we consider to be non-core businesses. Our discontinued operations generated approximately $1.1 million in losses in fiscal year 2004, which included $1.4 million of forgiveness of indebtedness income. For the fiscal years ended June 30, 2005 and 2006 loss from discontinued operations was $0.3 million and $0, respectively.

Results of Operations(1)

	Year Ended June 30,
	2004		2005		2006
	(Dollars in millions)
Revenues	$363.5	100.0%	$363.7	100.0%	$414.1	100.0%
Cost of operations	320.7	88.2%	337.4	92.8%	369.1	89.2%
General and administrative	17.7	4.9%	17.5	4.8%	18.7	4.5%
Depreciation and amortization	26.3	7.2%	25.0	6.9%	28.2	6.8%
Income (loss) from continuing operations	(6.6)	(1.8)%	(17.2)	(4.7)%	(1.9)	(0.5)%
Interest expense	25.2	6.9%	23.5	6.5%	25.9	6.3%

(1)	All figures are from continuing operations.

Fiscal year ended June 30, 2006 Compared to Fiscal year ended June 30, 2005

Revenues.    Revenues from school bus operations were $368.1 million for the year ended June 30, 2006 compared to $319.6 million for the year ended June 30, 2005, an increase of $48.5 million, or 15.2%. This increase was due to $19.9 million of price increases due primarily to the new DOE contract (excluding increases in DOE escort revenue), and service requirement increases of $14.7 million due primarily to additional routes in New York City, offset by $3.3 million in lost contracts. In addition, under the terms of its current contract with the DOE, the Company receives full reimbursement of all escort costs, plus a five percent administrative fee. This change increased revenue by $17.2 million.

Revenues from paratransit and transit operations were $46.0 million for the year ended June 30, 2006 compared to $44.1 million for the year ended June 30, 2005, an increase of $1.9 million, or 4.4%. This increase was due primarily to $5.3 million of price increases and increases in service requirements from existing contracts, partially offset by $2.5 million in lost contracts and $0.9 million reduction in revenue in connection with customer reimbursement of fuel charges for the year ended June 30, 2005, compared to the year ended June 30, 2006 when the customer provided its own fuel.

Cost of Operations.    Cost of operations of school bus operations were $329.7 million for the year ended June 30, 2006 compared to $298.9 million for the year ended June 30, 2005, an increase of $30.8 million, or 10.3%. Salaries and wages were $181.4 million for the year ended June 30, 2006 compared to $168.5 million for the year ended June 30, 2005, an increase of $12.8 million, or 7.6%. This increase was primarily due to more employees needed to service additional routes and an increase in payroll days in New York City. As a percentage of revenues, salaries and wages decreased to 49.3% for the year ended June 30, 2006, from 52.7% for the year ended June 30, 2005. Employee fringe benefits increased $4.5 million for the year ended June 30, 2006. The increase was due primarily to $5.1 million increases in health and welfare costs primarily due to higher reserve requirements and an increase of $1.3 million payroll taxes due to higher wages offset partially by a $1.9 million decrease in workers’ compensation. Fuel expense increased $4.8 million, vehicle lease expense increased $4.1 million due to the Company meeting its new vehicle requirements by leasing these vehicles, rent expense increased $1.7 million, primarily due to the sale-leaseback transactions, liquidated damages increased $1.1 million and vehicle insurance increased $0.7 million for the year ended June 30, 2006, compared to the year ended June 30, 2005. As a percentage of revenues, cost of operations decreased to 89.6% for the year ended June 30, 2006, from 93.5% for the year ended June 30, 2005.

Cost of operations of paratransit and transit operations were $39.5 million for the year ended June 30, 2006 compared to $38.5 million for the year ended June 30, 2005, an increase of $1.0 million, or 2.6%. This increase was primarily due to an increase in salaries and fringe benefits. As a percentage of revenues, cost of operations decreased to 85.8% for the year ended June 30, 2006, from 87.3% for the year ended June 30, 2005.

General and administrative expenses.    General and administrative expenses from school bus operations were $16.4 million for the year ended June 30, 2006 compared to $15.0 million for the year ended June 30, 2005, an increase of $1.3 million or 8.8%. This increase was primarily due to a $1.0 million increase in administrative payroll and fringe benefits, including a $0.5 million contract renewal bonus paid to certain executives in relation to the extension agreement with the DOE and $0.2 million in executive severance pay. Professional fees increased $0.8 million, including $0.5 million in costs for acquiring vehicle lease facilities. These increases were partially offset by a reduction in bad debt expense of $0.6 million. As a percentage of school bus operations revenues, general and administrative expenses decreased to 4.4% for the year ended June 30, 2006, from 4.7% for the year ended June 30, 2005.

General and administrative expenses from paratransit and transit operations were $2.3 million for the year ended June 30, 2006 compared to $2.4 million for the year ended June 30, 2005, a decrease of $0.1 million, or 0.5%. This decrease was primarily due to reductions in administrative payroll and fringe benefits as a result of a lost contract. As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 5.0% for the year ended June 30, 2006, from 5.5% for the year ended June 30, 2005.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $26.6 million for the year ended June 30, 2006 compared to $23.9 million for the year ended June 30, 2005, an increase of $2.7 million, or 11.1%. This increase was primarily due to $5.7 million impairment charges on fixed assets partially offset by $3.0 million lower depreciation expense as some of the equipment is now fully depreciated and the current fiscal year’s vehicle requirements were financed with operating leases.

Depreciation and amortization expense from paratransit and transit operations was $1.6 million for the year ended June 30, 2006 compared to $2.1 million for the year ended June 30, 2005, a decrease of $0.5 million, or 21.5%. This decrease was due to lower depreciation expense as some of the equipment is now fully depreciated and the current fiscal year’s vehicle requirements were financed with operating leases.

Operating income (loss) from operations.    Operating loss from school bus operations was $4.5 million for the year ended June 30, 2006 compared to $18.2 million loss for the year ended June 30, 2005, a decrease in loss of $13.7 million, or 75.2%, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $2.6 million for the year ended June 30, 2006 compared to $1.1 million for the year ended June 30, 2005, an increase of $1.5 million, or 140.7%, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $25.9 million for the year ended June 30, 2006 compared to $23.5 million for the year ended June 30, 2005, an increase of $2.4 million, or 10.3%. The increase was primarily due to $1.3 million in interest expense on our $15.0 million of 10% third priority senior secured notes due 2008 (the ‘‘Additional Indebtedness’’), $0.1 million of higher interest rates on our $10.0 million senior secured floating rate notes due 2008 (the ‘‘Floating Notes’’), a $0.5 million increase in interest expense on our senior credit facility, due primarily to higher interest rates and a $0.7 million increase in deferred financing expenses.

Reorganization costs.    Reorganization costs were $0.6 million for the years ended June 30, 2006 and 2005.

Loss before benefit from (provision for) income taxes and discontinued operations.    Due to the net effect of the items discussed above, we experienced a loss before benefit from (provision for) income taxes and discontinued operations of $29.5 million for the year ended June 30, 2006, compared to a loss of $42.3 million for the year ended June 30, 2005, a decrease in loss of $12.8 million.

Fiscal year ended June 30, 2005 Compared to Fiscal year ended June 30, 2004

Revenues.    Revenues from school bus operations were $319.6 million for the year ended June 30, 2005 compared to $321.5 million for the year ended June 30, 2004, a decrease of $1.9 million, or 0.6%. This decrease was due to the net effect of lost contracts of $14.2 million, primarily the contract with the St. Louis Board of Education, and a $0.6 million decrease in service requirements in existing contracts. These decreases were partially offset by $12.5 million of price increases of existing contracts and $0.5 million in new contracts.

Revenues from paratransit and transit operations were $44.1 million for the year ended June 30, 2005 compared to $42.1 million for the year ended June 30, 2004, an increase of $2.0 million, or 4.8%. This increase was primarily due to $5.0 million of price increases and increases in service requirements from existing contracts, partially offset by $3.0 million of lost contracts.

Cost of Operations.    Cost of operations of school bus operations were $298.9 million for the year ended June 30, 2005 compared to $285.6 million for the year ended June 30, 2004, an increase of $13.3 million, or 4.6%. This increase was primarily due to an increase of $6.7 million in employee fringe benefits, an increase of $3.8 million in fuel costs due to higher fuel prices, $1.6 million in vehicle lease expense and $0.7 million in salaries and wages. As a percentage of revenues, employee fringe benefits increased to 20.0% for the year ended June 30, 2005 compared to 17.8% for the year ended June 30, 2004. As a percentage of revenues, fuel costs increased to 5.0% for the year ended June 30, 2005 compared to 3.8% for the year ended June 30, 2004.

Cost of operations of paratransit and transit operations were $38.5 million for the year ended June 30, 2005 compared to $35.0 million for the year ended June 30, 2004, an increase of $3.5, million or 9.9%. This increase was primarily due to a $2.3 million increase in labor costs and a $0.9 million increase in employee fringe benefits. As a percentage of revenues, employee fringe benefits increased to 13.6% for the year ended June 30, 2005 compared to 12.1% for the year ended June 30, 2004. As a percentage of revenues, salaries and wages increased to 50.9% for the year ended June 30, 2005 compared to 47.8% for the year ended June 30, 2004.

General and administrative expense.    General and administrative expenses from school bus operations were approximately $15.0 million for the year ended June 30, 2005 and for the year ended June 30, 2004. As a percentage of school bus operations revenues, general and administrative expenses were 4.7% for both the years ended June 30, 2005 and 2004.

General and administrative expenses from paratransit and transit operations were $2.4 million for the year ended June 30, 2005 compared to $2.6 million for the year ended June 30, 2004, a decrease of $0.2 million, or 6.3%, primarily due to lower payroll and fringe benefit costs. As a percentage of paratransit and transit revenues, general and administrative expenses decreased to 5.5% for the year ended June 30, 2005 from 6.1% for the year ended June 30, 2004.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $22.9 million for the year ended June 30, 2005 compared to $23.5 million for the year ended June 30, 2004, a decrease of $0.6 million, or 2.6%. An impairment charge of $5.5 million was taken against transportation rights in June 2004 to adjust the value of these rights to fair value, which resulted in decreased amortization expense of $0.8 million for transportation contract rights for the year ended June 30, 2005.

Depreciation and amortization expense from paratransit and transit operations was $2.1 million for the year ended June 30, 2005 compared to $2.7 million for the year ended June 30, 2004, a decrease of $0.7 million, primarily due to lower depreciation expense in the fiscal year 2005, as some of the equipment is now fully depreciated.

Contract rights impairment.    Transportation contract rights primarily represent the value the Company assigned to the cost of investments in school bus companies in excess of book value of the companies acquired. In addition, the Company has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Using EBITDA as a measurement tool, the Company reviews the financial performance of its subsidiary bus companies that have transportation contract rights annually. If this review indicates that the transportation contract rights are likely to be impaired in value, the Company projects the future undiscounted cash flows attributable to such subsidiary bus company and compares it to the carrying value of the transportation contract rights assets. The major impacts to the future undiscounted cash flows are either a reduction of service requirements (e.g., routes) that decrease revenue, an increase in costs and expenses at a rate greater than the corresponding contractual revenue increase, or a combination of both factors. If this comparison indicates that the future undiscounted cash flows attributable to the underlying assets are unlikely to exceed the carrying value of the transportation contract rights, an impairment charge is taken based on the difference between the estimated future cash flows, determined to be the estimated fair value, and the carrying value of the transportation contract rights. Using this methodology, it was determined that an impairment charge of $1.0 million for the fiscal year ended June 30, 2005, was necessary to adjust the transportation contract rights to fair value. Similarly, a $5.5 million of impairment charge was required for the year ended June 30, 2004. The majority of the impairment charges in both fiscal years ended June 30, 2004 and 2005 were in subsidiary bus companies in Massachusetts. Transportation contract rights are amortized on a straight-line basis over a twelve-year period, which represents the Company’s estimate of the average length of the contracts and expected renewal periods.

Income (loss) from operations.    Operating loss from school bus operations was $18.2 million for the year ended June 30, 2005 compared to $8.3 million for the year ended June 30, 2004, an increase in loss of $10.3 million, or 119.8%, due to the net effect of the items discussed above.

Income from operations from paratransit and transit operations was $1.1 million for the year ended June 30, 2005 compared to $1.7 million for the year ended June 30, 2004, a decrease of $0.6 million, or 37.9%, due to the net effect of the items discussed above.

Interest expense.    Interest expense from continuing operations was $23.5 million for the year ended June 30, 2005 compared to $25.2 million for the year ended June 30, 2004, a decrease of $1.7 million, or 6.7%. The decrease was primarily due to a $4.8 million reduction in interest expense on the Company’s exit senior credit facility and the Company’s new senior credit facility due to lower average borrowing balances, a $6.0 million decrease in deferred financing expenses and a reduction of $4.7 million in interest on the Company’s exit financing senior secured notes due 2006, which was fully paid in April 2004. These decreases were partially offset by an increase of $12.1 million in interest expense on $115.0 million in aggregate principal amount of the Company’s senior secured notes due 2008, which were issued in April 2004, $0.6 million in interest on $15.0 million of third priority senior secured notes due 2008, which were issued in March 2005, and a $0.7 million increase due to interest on the GSC Note. Interest expense excludes certain contractual interest of $6.5 million for the year ended June 30, 2004, as those amounts were not recorded as interest expense in accordance with the AICPA’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Reorganization costs.    Reorganization expenses were $0.6 million for the year ended June 30, 2005 compared to $11.2 million for the year ended June 30, 2004, a decrease of $10.6 million. These expenses were primarily from fees of the Company’s legal counsel.

Other expense.    Other expenses were $1.1 million for the year ended June 30, 2005 compared to $0.1 million for the year ended June 30, 2004, an increase of $1.0 million or 673.4%. The increase was primarily due to an increase in loss on the sale of vehicles.

Forgiveness of indebtedness income.    As a result of the Debtors’ plan of reorganization becoming effective, the Bankruptcy Court discharged secured and unsecured debt, trade and other miscellaneous claims and accrued interest, which resulted in the Company’s recognition of $101.5 million of forgiveness of indebtedness income from continuing operations for the year ended June 30, 2004.

Income (loss) before benefit from (provision for) income taxes and discontinued operations.    Due to the net effect of the items discussed above, the Company experienced a loss before provision for income taxes and discontinued operations of $42.3 million for the year ended June 30, 2005 compared to income before provision for income taxes and discontinued operations of $58.4 million for the year ended June 30, 2004, which, after excluding $101.5 million of forgiveness of indebtedness income, would have resulted in a loss of $43.1 million for the year ended June 30, 2004, a decrease in loss of $0.8 million.

Benefit from (provision for) income taxes.    Benefit from income taxes were $0.2 million for the year ended June 30, 2005 compared to a provision for income taxes of $0.5 million for the year ended June 30, 2004, a decrease of $0.7 million, or 144.9%. This decrease was attributable to a decrease in deferred state income tax expense. The Company’s estimated effective tax rate of 0.5% for the year ended June 30, 2005 differs from the federal statutory rate of 34% primarily because of a decrease in the valuation allowance. The valuation allowance increased in fiscal year 2005 as a result of the reduction of the Company’s gross deferred tax assets, which primarily resulted from the increase in net operating loss and tax credit carry-forwards.

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

On November 2, 2005, the Company amended its receivable agreement with Wachovia Bank, National Association (‘‘Wachovia’’), to sell Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable (the ‘‘Amended Receivable Agreement’’). This increased amount is available to the Company from November 2, 2005 through July 1, 2006, at which time the maximum receivables to be sold will revert back to the $5.9 million. The President and Chief Executive Officer of the Company increased his existing personal guarantee in full support of the Amended Receivable Agreement and received an additional $50,000 guarantee fee. As of June 30, 2006, the Company had sold approximately $7.5 million of gross receivables and as of September 15, 2006, the Company had no sold receivables. Due to the increase in our senior credit facility (See Note 20 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K) the Company feels that the $5.9 million line is sufficient.

The Company operated a fleet of approximately 6,000 vehicles as of June 30, 2006 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis.

The Company’s capital expenditures for the fiscal years ended June 30, 2006 and 2005 totaled $6.5 million and $8.2 million (primarily non-vehicle capital expenditures), respectively. The Company anticipates approximately $5.0 million of non-vehicle capital expenditures for the fiscal year ended June 30, 2007 and plans to meet its vehicle requirements by leasing these vehicles as it did for the fiscal year ended June 30, 2006. Vehicle lease expense increased $4.1 million for the year ended June 30, 2006 from the year ended June 30, 2005. The Company anticipates its vehicle lease expense will increase approximately $6.7 million for the fiscal year ending June 30, 2007.

On October 17, 2005, the Company sold 293,663 shares of its common stock, par value $.01 per share, to AETG, for an aggregate purchase price of $4.9 million. The Company is a wholly-owned subsidiary of AETG. AETG obtained $3.7 million of the $4.9 million investment from GSC and $1.2 million from the holder of the Additional Indebtedness. The shares were sold in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) thereof.

On April 26, 2005, Metro Affiliates, Inc. a subsidiary of the Company sold a facility for a gross purchase price of $4,460,000 and leased back the same property for a period of approximately twenty years. The triple net lease, which is being accounted for as an operating lease, calls for monthly payments of $36,667 with annual increases of two percent. The gain on the transaction was $2,465,150 and is being amortized over the leaseback period on a straight-line basis.

On July 6, 2005, 201 West Sotello Realty Inc., a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Los Angeles, California. The sale and leaseback was pursuant to the Agreement and Escrow Instructions for Purchase of Real Estate (the ‘‘Agreement and Escrow Instructions’’) with S.R. Partners (the ‘‘Buyer’’). Pursuant to the Agreement and Escrow Instructions, 201 West Sotello Realty Inc. sold to the Buyer its owned real property located in Los Angeles, California for a gross purchase price of $5,000,000. In connection with the sale of the property, Atlantic Express of L.A. Inc., a subsidiary of the Company, agreed to leaseback the premises from the Buyer for a term of approximately ten years. The triple net lease called for a monthly payments of $39,583 with annual increases of 2.5%. Atlantic Express of L.A. Inc. is responsible for all real property taxes and certain insurance costs under the lease. The gain on this transaction was $737,268 and is being amortized over the leaseback period on a straight-line basis.

On January 11, 2006, Midway Leasing, Inc.(‘‘Midway Leasing’’) a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Staten Island, New York. Pursuant to the Contract of Sale, Midway Leasing sold to the purchaser its owned real property in Staten Island, New York for a gross purchase price of $4,200,000. In connection with the sale of the real property, the Company agreed to leaseback the premises from the purchaser for a term of 10 years. The lease calls for monthly payments of $29,750 with annual increases of 2.0%. The Company is responsible for all real property taxes, certain insurance costs and utilities. The Company incurred a loss on the sale of approximately $0.9 million.

Beginning February 6, 2006, the DOE increased the number of routes under the Company’s contract by approximately 140 routes. This was a result of the DOE’s new contract with the United Federation of Teachers (‘‘UFT’’). This resulted in approximately $6.5 million additional revenue for the year ended June 30, 2006 and will result in approximately $13.5 million of revenue for the fiscal year ending June 30, 2007

On March 31, 2006 the holders of a majority in principal amount of the Company’s Notes consented to amendments to the Indenture which (i) amended the definition of the term ‘‘Asset Sale’’ to exclude the sale of accounts receivable; (ii) amended the definition of the term ‘‘Permitted Indebtedness’’ to increase the size of the permitted bank debt basket from $20.0 million to $30.0 million effective September 25, 2006; (iii) amended the ‘‘Limitation on Asset Sales’’ covenant to require the Company to apply 80% of net cash proceeds in excess of $10.0 million from asset sales occurring after the date of the Supplemental Indenture to offer to repurchase the Notes and the Third Priority Notes; (iv) amended the ‘‘Maintenance of Consolidated EBITDA’’ covenant such that it will not apply until the four consecutive quarters ending December 31, 2006 and will require minimum ‘‘Consolidated EBITDA’’, as defined in the Indenture governing the Notes, of $23.0 million. The holders of Third Priority Secured Notes also consented to the same changes as the changes contained in the Supplemental Indenture.

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

On July 27, 2006, T-NT, a subsidiary of the Company, completed the sale of substantially all of its assets. Pursuant to the Contract of Sale, T-NT sold substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto received $100,000 as consideration for entering into a five-year non-competition agreement. The Company will recognize a gain on the sale of these assets of $5.8 million in the first quarter of fiscal year 2007.

The Company believes that due to increased revenues and related working capital requirements, it will need a $10.0 million increase in its senior credit facility for the year ending June 30, 2007. The terms of our Supplemental Indenture permit this increase (see above) and on September 19, 2006, the senior lender approved an increase in the facility by $10.0 million. In addition, the senior lender approved an extension of the facility to February 29, 2008.

On August 4, 2004, the Company received $4.9 million from GSC and signed a senior unsecured note (the ‘‘Note’’) that matures on April 23, 2007. On October 17, 2005, the Note was assigned to the holder of the Company’s $15.0 million third priority secured note due 2008. Pursuant to the terms of a subordination agreement signed by the holder of the Note and the Company’s senior secured lender, the right to payment and satisfaction of the Note is subordinated until the payment in full of our senior credit facility, including any renewal or extension thereof. However, failure to pay the note upon maturity would constitute a default under the note and a default under our senior credit facility. The holder of the Note has informed the Company that they will extend the maturity date of the Note to the new maturity date of our senior credit facility.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. In addition, the Company uses substantial amounts of fuel in its operations. Significant increases in the cost of fuel will have a material effect on its operations. The Company believes that the borrowings under its senior credit facility with the increase in its senior credit facility, the proceeds from sales under its receivable agreement, the proceeds from the sale of T-NT, together with its existing cash and cash flow from operations and the continuing effect of its extension agreement with the DOE will be sufficient to fund the Company’s anticipated liquidity requirements for the next fiscal year.

As of June 30, 2006, total current assets were $94.2 million and total current liabilities were $68.5 million. At June 30, 2006, the Company’s debt under its $20.0 million senior credit facility was $17.8 million, including the $3.5 million supplemental loan, and it had $2.2 million of borrowing availability, based on the Company’s borrowing base calculations. The Company’s letter of credit line was fully utilized. On September 15, 2006, the Company’s debt under our senior credit facility was $8.0 million (including the $3.5 million supplemental loan), and it had $8.1 million in borrowing availability, based upon the Company’s borrowing base calculations. On September 15, 2006, the Company had $115.0 million outstanding of the Notes and $15.0 million outstanding of the Additional Indebtedness.

Net cash used in operating activities.    Net cash used in operating activities was $10.4 million for the year ended June 30, 2006, resulting primarily from a use of cash due to changes in the components of working capital of $8.5 million (primarily an increase in prepaid expenses of $4.0 million and a decrease in controlled disbursements of $2.5 million) and $33.8 million used in operating activities, partially offset by $31.9 million of non-cash items of depreciation and amortization ($26.2 million) and fixed asset impairment ($5.7 million).

Net cash used in operating activities was $13.2 million for the year ended June 30, 2005, resulting primarily from $43.2 million used in operating activities, partially offset by changes in the components of working capital of $1.0 million (primarily an increase in accounts payable and controlled disbursements of $5.3 million and a decrease in accounts receivable of $1.8 million and restricted cash of $1.1 million, partially offset by prepaid insurance of $7.4 million) and by $29.0 million of non-cash items of depreciation and amortization ($28.1 million) and fixed asset impairment ($1.0 million).

Net cash provided by investing activities.    For the year ended June 30, 2006, net cash provided by investment activities was $4.6 million resulting primarily from the sales and leasebacks of our Los Angeles, California and Staten Island, New York facilities and the sale of property in St. Louis, Missouri, partially offset by the purchase of $1.8 million in transportation contract rights and $6.5 million of capital expenditures. Of these, $0.5 million were financed with purchase money debt and the balance of capital expenditures was financed from operating cash flows. Purchases of marketable securities were $3.9 million for the year ended June 30, 2006 and proceeds of sales or redemption of marketable securities were $3.8 million for the corresponding period.

For the year ended June 30, 2005, the Company made $8.2 million of capital expenditures. Of these, $1.1 million of capital expenditures were directly financed with capital leases, $1.3 million were financed with loans and the balance of capital expenditures was financed from operating cash flows. These capital expenditures were partially offset from proceeds from the sale of fixed assets of $4.9 million, of which $0.1 million repaid loans.

Net cash provided in financing activities.    Net cash used in financing activities totalled $0.5 million for the year ended June 30, 2006 due primarily to $3.3 million in payments on borrowings under capital leases and purchase money mortgages and $1.7 million net borrowings under our senior credit facility partially offset by $4.9 million in proceeds from the sale of stock.

Net cash provided by financing activities totalled $18.1 million for the year ended June 30, 2005 due to $15.0 million of new borrowings from the Additional Indebtedness, $4.9 million of new borrowings from the GSC Note and $5.1 million net borrowings under our senior credit facility. These were partially offset by $3.3 million in payments on borrowings under capital leases and purchase money mortgages and $3.6 million in deferred financing costs

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table.

The following table shows our contractual obligations and commitments as of June 30, 2006, and the payments due by period.

	Payment due by period
	Total	2007	2008	2009	2010	2011	Thereafter
Actual payments:
12% Senior secured notes	$105,000,000	$—	$105,000,000	$—	$—	$—	$—
Floating rate senior secured notes	10,000,000	—	10,000,000	—	—	—	—
Senior credit facility	17,755,702	17,755,702	—	—	—	—	—
GSC Senior unsecured notes	4,900,000	—	4,900,000	—	—	—	—
Long-term debt	3,480,256	933,939	630,546	690,420	648,854	180,923	395,574
Third priority senior secured notes	15,449,026	—	15,449,026	—	—	—	—
Letter of credit advance	3,500,000	3,500,000	—	—	—	—	—
Capital lease obligations	5,741,152	1,921,269	1,921,269	1,600,811	195,825	101,978	—
Interest expense	36,265,356	19,447,011	16,521,476	146,335	80,083	43,456	26,995
Operating lease obligations – real property	47,814,690	6,253,167	5,380,136	4,943,816	4,704,290	3,878,824	22,654,457
Operating lease obligations – transportation and other equipment	39,791,391	9,864,155	9,552,664	7,546,978	6,142,903	4,747,373	1,937,318
Management fees – related parties	2,000,000	400,000	400,000	400,000	400,000	400,000	(1)
Unsecured creditors	818,296	818,296	—	—	—	—	—
Priority tax claims	2,618,076	1,310,117	1,307,959	—	—	—	—
Total contractual cash obligations	$295,533,945	$62,203,656	$171,063,076	$15,328,360	$12,171,955	$9,352,554	$25,014,344

(1)	The management fee related parties has no expiration date and terminates only upon the related party ceasing to own of record any shares of the common stock issued to them initially pursuant to the POR.

AETG and our company have entered into employment agreements with Domenic Gatto, our Chief Executive Officer and President, whose agreement provides for his continued employment with us through December 31, 2008, and Nathan Schlenker, our Chief Financial Officer, whose agreement provides for his continued employment with us through December 31, 2007. Our total contractual obligations under these employment agreements include required payments of $928,960 and $778,684, in fiscal year 2007 and 2008, respectively. See ‘‘Management—Executive Compensation’’ included elsewhere in this Form 10-K for more information about the terms of these employment agreements.

We have no off-balance sheet debt or similar obligations.

Quarterly Financial Information

The table below sets forth unaudited summary quarterly financial information for the Company for the last 8 quarters. This information has been prepared by the Company on a basis consistent with its audited Consolidated Financial Statements and includes all adjustments that management considers necessary for a fair presentation of the results for such quarters.

	Fiscal year 2005				Fiscal year 2006
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(Dollars in millions)
Revenue	$54.8	$102.9	$102.6	$103.4	$67.3	$109.5	$119.0	$118.2
Income (loss) from operations	(12.0)	0.2	(1.2)	(4.2)	(9.4)	2.0	0.9	4.6
Net loss	(17.9)	(6.0)	(7.5)	(11.0)	(15.8)	(4.8)	(6.4)	(2.6)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates.

We operated a fleet of approximately 6,000 vehicles as of June 30, 2006 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon would increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of June 30, 2006, our only material variable rate borrowings are the senior secured floating rate outstanding notes (LIBOR plus 9.2% interest), $16.5 million of the $20.0 million of borrowings under our $20.0 million senior credit facility and the $3.5 million letter of credit advance (prime plus 1% interest). As of June 30, 2006, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

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

Property, Plant and Equipment.    We depreciate our property, plant and equipment over their useful lives, which range from 3 to 31.5 years, on a straight-line basis. These useful lives are based upon our estimates of the periods that the assets will provide economic benefit. Our policy is to review the carrying value of our long-lived assets whenever events or changes in circumstances occur that indicate the carrying value may not be recoverable. Our definite-life assets will continue to be depreciated or amortized over their estimated useful lives and are subject to the impairment criteria as required by SFAS No. 144.

Transportation Contract Rights.    Transportation contract rights primarily represent the value we assigned to the cost of investments in school bus companies in excess of the book value of the companies acquired. In addition, we have purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Transportation contract rights are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy of the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of the intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flow. Transportation contract rights are amortized on a straight-line basis over twelve years, which represents the Company's estimate of the average length of the contracts and expected renewal periods. We recorded an impairment charge of $5.5 million for the year ended June 30, 2004 and $1.0 million for the year ended June 30, 2005, which is included in the school bus operations segment to adjust the transportation contract rights to fair value. The requirements for these impairment charges were determined by management's evaluation that the future undiscounted cash flows attributable to the underlying assets were unlikely to exceed the carrying value of the transportation contract rights assets for certain of the school bus companies. The impairment charges were the difference between book value of the transportation contract rights and estimated fair value, determined by the estimated future cash flows. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

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

As discussed in Note 12 of Notes to Consolidated Financial Statements, we have net deferred tax assets resulting primarily from net operating losses (‘‘NOL’’) that will reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is ‘‘more likely than not’’ that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward period. Management believes that the realization of a portion of the deferred tax assets is not considered to be more likely than not and, accordingly, has provided a valuation allowance.

We file consolidated federal and state income tax returns with our parent, AETG, and its affiliates. The income tax charge or benefits allocated to us is based upon an allocation method determined by the group under its tax sharing agreement. The balance identified as deferred tax assets and liabilities can, in substance, be considered the equivalent to amounts due from and due to this affiliated group based upon the application of this method.

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

Revenue Recognition.    Revenues from school bus and paratransit and transit operations are recognized when services are provided. We bill our customers on a monthly basis based upon the completion of bus routes and service hours completed to all paratransit customers, which in most cases are based upon contracts or extension agreements we have with our customers. We have always collected the retained amounts in full.

Insurance Coverage and Reserves.    The majority of the Company’s primary automobile coverage ($1 million per occurrence) and all of the Company’s workers’ compensation insurance coverage (except for one subsidiary which has ‘‘First Dollar’’ coverage) is administered through a third-party insurance company. The Company funds, through monthly installments, loss funds specified by the insurance company, plus fronting charges. These loss funds are used to pay up to the first $500,000 of each loss: operating costs are charged and prepaid assets are reduced by estimated claim losses and fronting charges. The charges are based upon estimated ultimate liability related to these claims and differ from period to period due to claim payments, and settlement practices as well as changes in development factors due to the assumed future cost increases and discount rates. On a quarterly basis, the Company receives from the insurance companies estimates of selected ultimate losses that are based on actuarial analysis. Charges to operations are then adjusted to reflect these calculations.

For the years ended June 30, 2004, 2005 and 2006, the Company recorded adjustments related to changes in prior years claims estimates to its insurance expense as follows:

Year Ended	Workers Compensation	Automobile Liability
June 30, 2004	$772,170	$(463,740)
June 30, 2005	1,216,821	938,411
June 30, 2006	(1,263,490)	1,017,515

Prior to the year ended June 30, 2004, the Company self insured its deductibles and recorded reserves for these deductibles based upon estimated ultimate claim losses, including those incurred but not reported. Reserve requirements at June 30, 2006 in relation to these deductibles were $1.9 million.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS 154, ‘‘Accounting Changes and Error Corrections,’’ which replaces APB 20, ‘‘Accounting Changes,’’ and SFAS 3, ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We will adopt SFAS 154 on July 1, 2006, and we do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS 155, ‘‘Accounting for Certain Hybrid Instruments,’’ which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, ‘‘Accounting for Uncertainty in Income Taxes.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial position or results of operations upon adoption.

Item 8.	Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements, which appears on page F-1 herein

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-K, the Company again carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were still ineffective as of the end of the period covered by this Form 10-K. The Company continues to review its disclosure controls and procedures in order to improve their effectiveness. Although the process is ongoing, the Company has identified a need to modify its financial period closing from a sequential to a more simultaneous process, to reduce the time necessary to properly complete its financial statement preparation and review. As the review process continues, the Company may identify other areas for improvement. The Company has implemented improvements, but cannot yet determine when all improvements will be completed or have the intended effect.

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain information concerning the members of our board of directors and our executive officers as of June 30, 2006.

Name	Age	Position
Domenic Gatto	57	Director, Chief Executive Officer and President
Nathan Schlenker	68	Chief Financial Officer
Jerome Dente	60	Chief Operating Officer, Secretary and Treasurer
Noel Cabrera	46	Executive Vice President
Peter Frank	58	Chairman of the Board
Matthew Kaufman	35	Director
Adam Draizin	36	Director

Domenic Gatto, Director, Chief Executive Officer and President.    Mr. Gatto has served as Director, Chief Executive Officer and President since our formation, and has held such positions at AETG since its formation. Mr. Gatto, a Vietnam veteran, began his career in the school bus business as a bus driver and has been responsible for the development of all facets of our business.

Nathan Schlenker, Chief Financial Officer.    Mr. Schlenker has been with the Company and its predecessor since 1990. During that period he has served as Executive Vice President, Secretary, Treasurer, Director of Finance and Chief Financial Officer. He was the Chief Financial Officer of the Company since its formation until 2004, at which point he assumed the duties of Director of Finance. He also served as Executive Vice President, Secretary and Treasure of the Company and AETG from 1998 to 2004. In April 2006 he reassumed the duties of Chief Financial Officer.

Jerome Dente, Chief Operating Officer, Secretary and Treasurer.    Mr. Dente has served as Chief Operating Officer since December 1997 and was director of New York School Bus Operations from 1994 through 1997. Mr. Dente was elected to serve as Secretary and Treasurer of our Company and AETG in January 2002.

Noel Cabrera, Executive Vice President.    Mr. Cabrera has served as Executive Vice President since our formation, and has served as Executive Vice President of AETG since 1996.

Peter Frank, Chairman of the Board.    Mr. Frank was appointed Chairman of the Board in December 2003 upon the effectiveness of our plan of reorganization. He served as our Chief Restructuring Officer from July 2002 to December 2003. Prior to his employment with our company, Mr. Frank operated, purchased and sold businesses for over twenty-five years. Prior to that, he was an investment banker at Goldman, Sachs & Co. Mr. Frank is a director and Chairman of the Board of Worldtex, Inc. and Scovill Fasteners, Inc. (both of which are majority owned by GSC) and a director of Northstar Travel Media LLC and K-R Automation Corp. He received an MBA from Harvard University and a BSEE from the University of Michigan.

Matthew Kaufman, Director.    Mr. Kaufman has served as a Director since December 2003. Mr. Kaufman joined GSCP (NJ), Inc. in 1997, where he is currently a Managing Director. He was previously Director of Corporate Finance with NextWave Telecom, Inc. Prior to that; he was with The Blackstone Group, in the Merchant Banking and Mergers & Acquisitions departments. He is Chairman of the Board of Pacific Aerospace & Electronics, Inc. and a director of Burke Industries, Inc., Day International Group, Inc., e-talk Corporation, Safety-Kleen Corp., Waddington North America, Inc. and Worldtex, Inc. (all of which are majority owned by GSC, except Safety-Kleen Corp.). Mr. Kaufman received a B.B.A. and MACC from the University of Michigan.

Adam R. Draizin, Director.    Mr. Draizin has served as a Director since August 2004. Mr. Draizin is a Principal at American Traffic Solutions managing the Fuels practice, and he is currently engaged in business strategy consulting and systems development work for British Petroleum. Mr. Draizin was Chief Executive Officer of RAD Energy Corp., a New York based oil distributor with approximately

$350 million in revenue. In January 2001, Mr. Draizin oversaw RAD's successful private sale to Sprague Energy. Mr. Draizin served on the Board of the Society of Independent Gasoline Marketers of America and worked as an investment-banking analyst at Kidder, Peabody & Company. Mr. Draizin holds an MBA from the Harvard Business School and a BA from Washington University.

There are no family relationships between any of the aforementioned persons.

Board of Directors

Currently, our board of directors consists of four directors, Messrs. Gatto, Frank, Kaufman and Draizin.

Our board of directors consists of the same directors who sit on AETG's board of directors. Pursuant to a stockholders agreement for AETG, as more fully described under ‘‘Related Party Transactions — Stockholders Agreement,’’ GSC is entitled to designate a majority of AETG's directors. Our directors serve for indefinite terms until their successors are qualified and elected.

Because we do not have any securities listed on a national securities exchange, we are eligible for exemptions from provisions of the Exchange Act requiring independent directors, certain independent board committees and written charters addressing certain corporate governance matters. We have elected to take advantage of these exemptions and did not establish an independent audit committee. We believe that the size of our company does not warrant the need to recruit and retain independent directors solely for the purpose of establishing an independent audit committee.

Board Committees

We established an audit committee at the first meeting of our board of directors following the registration statement for the exchange offer on the notes. However, as discussed immediately above, our audit committee does not consist of independent directors.

The audit committee which consists of two of our current directors (Messrs. Gatto and Frank), reviews and reports to the board of directors the scope and results of audits by our outside auditor and our internal auditing staff and reviews with the outside auditors the adequacy of our system of internal controls. It reviews transactions between our directors and officers and our Company. The audit committee also recommends to the board of directors a firm of certified public accountants to serve as our outside auditors for each fiscal year, review the audit and other professional services rendered by the outside auditor and periodically review the independence of the outside auditor. While we do not currently have a director who would meet the qualification of an ‘‘audit committee financial expert’’ as defined in Item 401(k) to Regulation S-K, we believe that each of our current directors is financially literate. Because we do not have any securities listed on a national securities exchange, we are eligible for exemptions from provisions of the Exchange Act requiring an audit committee financial expert. We have elected to take advantage of these exemptions. We believe that our two current directors, who make up our audit committee, collectively possess the knowledge and experience needed to carry out the duties of the audit committee.

Item 11.	Executive Compensation.

AETG and the Company have entered into an employment agreement with Domenic Gatto that provides for his continued employment with us through December 31, 2008. Mr. Gatto was appointed Chief Executive Officer, President and Vice Chairman of the Board under the employment agreement. Under the terms of the employment agreement, Mr. Gatto receives annual compensation in the amount of $574,914 base salary, which will be increased on November 4, 2006, by the greater of 3% or the last twelve months' increase in the consumer price index. In the event of a change of control of AETG or the Company, Mr. Gatto will receive a cash exit bonus equal to the fair market value of 1.5% of AETG or the Company's common shares on a fully diluted basis as of the date of such change of control. The cash exit bonus is also due and payable on a reduced basis, as defined in his employment agreement, in certain situations where Mr. Gatto is terminated or resigns. In the event a change of control has not occurred prior to December 31, 2010, the exit bonus is payable January 1, 2011. Mr. Gatto received a performance bonus of $500,000, as a result of the new agreement with the DOE for school bus transportation services for the period beginning July 1, 2005. If Mr. Gatto is terminated without cause, as defined in his employment agreement he will receive the remainder of his salary for the outstanding term of his contract and severance in the amount of his salary from the date of termination through the normal expiration date of his contract. If Mr. Gatto is terminated with cause, as defined in his employment agreement he will receive the remainder of his salary for the outstanding term of his contract and a percentage of his cash exit bonus, plus the lesser of six months salary and his salary for the outstanding term of his contract. The agreement also contains covenants governing confidentiality, non-competition and non-solicitation upon the termination of his employment. The non-compete continues for a period of 18 months (24 months if a majority of the common shares of AETG is then owned by the current shareholders) following termination of Mr. Gatto's employment by AETG and the Company.

AETG and the Company have entered into an employment agreement with Nathan Schlenker, which provides for his continued employment with us through December 31, 2007. The agreement covers Mr. Schlenker employment as our Chief Financial Officer. Mr. Schlenker receives an annual compensation of $335,834, which will be increased on November 1, 2006 and each anniversary date thereafter by the greater of 3% or the last twelve months' increase in the consumer price index. In the event of a change of control, as defined in his employment agreement of the Company or AETG, Mr. Schlenker will receive a cash exit bonus equal to the fair market value of 0.5% of the Company’s common shares on the date of such change of control. The cash exit bonus is also due and payable on a reduced basis, as described in his employment agreement, in certain situations where Mr. Schlenker is terminated or resigns. In the event a change of control has not occurred prior to December 31, 2010, the cash exit bonus is payable January 1, 2011. The employment agreement also contains covenants governing confidentiality, non-competition and non-solicitation upon termination of Mr. Schlenker’s employment. The non-compete continues for a period of 18 months (24 months if a majority of the common shares of AETG then owned by the current shareholders) following termination of Mr. Schlenker’s employment by Group and the Company.

The following table sets forth compensation information for our Chief Executive Officer and the four most highly compensated named executive officers under ‘‘— Directors and Executive Officers.’’

Summary Compensation Table(1)

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)		Other Annual Compensation ($)		All Other Compensation ($)		Total Compensation ($)
Domenic Gatto Chief Executive Officer and President	2006	673,694	500,000		60,800	(3)			1,234,494
	2005	600,146	—		60,800	(3)	50,000	(4)	710,946
	2004	$552,704	350,000	(2)	60,800	(3)	125,000	(4)	1,088,504
Nathan Schlenker Chief Financial Officer(5)	2006	363,825	57,500		—		—		421,325
	2005	354,903	15,000		—		150,000	(6)	519,903
	2004	343,263	260,000	(2)	—		—		603,263
Jerome Dente Chief Operating Officer, Secretary and Treasurer	2006	186,106	16,060		—		—		202,166
	2005	162,572	28,565		—		—		191,137
	2004	157,500	31,936		—		—		189,436
Noel Cabrera Executive Vice President	2006	156,818	27,000		—		—		183,818
	2005	140,800	31,500		—		—		172,300
	2004	146,500	23,500		—		—		170,000
Peter Frank Chairman of the Board	2006	150,000	150,000		—		—		300,000
	2005	150,000	150,000		—		—		300,000
	2004	395,000	350,000	(2)	—		—		745,000
Adam Draizin Director(7)	2006	—	—		—		15,000		15,000
	2005	—	—		—		20,000		20,000

(1)	There is no non-cash compensation in lieu of salary or bonus or other long-term compensation awards or payouts or any other compensation payable to the individuals named in the table. There is no applicable defined benefit plan under which benefits are determined other than 401(k) and deferred compensation contributions made.

(2)	These amounts represent primarily the bonuses paid upon our successful exit from Chapter 11 bankruptcy protection in December 2003.

(3)	Includes $25,800 for automobile allowance and $35,000 for life insurance allowance.

(4)	This represents a payment of $50,000 and $125,000 in connection with Mr. Gatto providing a personal guarantee, as required by Wachovia, to support our Receivable Agreement in fiscal year 2004 and fiscal year 2005, respectively.

(5)	Mr. Schlenker served as our Chief Financial Officer for most of the time from 1990 through May 2004. He then served as Director of Finance and in April 2006 resumed the duties of Chief Financial Officer.

(6)	Mr. Schlenker received $150,000 as non-renewal severance pay in November 2004.

(7)	Mr. Draizin receives $5,000 as compensation for every board of director’s meeting he attends.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 15, 2006, no holder of warrants or common shares issued or issuable pursuant to such warrants was the beneficial owner of more than five percent of our outstanding common shares. None of our directors or executive officers own any of such warrants or any of our common shares.

The following table sets forth information with respect to the beneficial ownership of the common shares of AETG as of September 15, 2006, held by:

•	each person whom we know to beneficially own more than five percent of the outstanding common shares of AETG;

•	each director of AETG;

•	AETG's Chief Executive Officer and the other executive officers listed in the Summary Compensation Table under Item 11 ‘‘Executive Compensation’’ and

•	all directors and executive officers of AETG as a group.

Our board of directors consists of the same members as AETG's board of directors. The persons or entities listed below have sole voting and investment power with respect to the shares beneficially owned by them. Except as noted, the address for all persons listed below is: c/o Atlantic Express Transportation Group, Inc., 7 North Street, Staten Island, NY 10302-1205.

Common Shares of AETG Beneficially Owned
Name and Address	Beneficial Amount of Ownership	Percentage of Outstanding Class(1)
Domenic Gatto	—	—
Jerome Dente	—	—
Noel Cabrera	—	—
Peter Frank	—	—
Matthew Kaufman c/o GSC Partners 12 East 49th Street, Suite 3200 New York, NY 10017	—	—
Adam Draizin	—	—
GSC(2) c/o GSC Partners 12 East 49th Street, Suite 3200 New York, NY 10017	107,593	83.9%
All directors and executive officers of AETG as a group (6 persons)	—	—

(1)	As of September 15, 2006, AETG had 128,240 common shares outstanding.

(2)	GSCP II Holdings (AE), LLC owns 83,776 common shares of AETG, GSC Recovery II, L.P. owns 18,133 shares and GSC Partners CDO Fund, Limited owns 5,684 shares.

All of the membership interests of GSCP II Holdings (AE), LLC are owned by Greenwich Street Capital Partners II, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P. and GSCP Offshore Fund, L.P. (collectively, the ‘‘Greenwich Street Funds’’).

Greenwich Street Investments II, L.L.C. is the general partner and GSCP (NJ), L.P. is the manager of the Greenwich Street Funds.

GSC Recovery II GP, L.P. is the general partner of GSC Recovery II, L.P. GSC RII, L.L.C. is the managing member of GSC Recovery II GP, L.P. GSCP (NJ) Holdings, L.P. is the general partner of GSC RII, L.L.C.

GSCP (NJ), L.P. is the collateral manager of the GSC Partners CDO Fund, Limited.

GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P. Alfred C. Eckert III, Keith W. Abell, Richard M. Hayden, Robert A. Hamwee, Thomas V. Inglesby, Matthew C. Kaufman (a member of our board of directors), Christine K. Vanden Beukel and Andrew J. Wagner are the executive officers and stockholders of GSCP (NJ) Inc., limited partners of GSCP (NJ), L.P. and GSCP Holdings (NJ), L.P. and the managing members of Greenwich Street Investments II, L.L.C (except for Mr. Wagner).

By virtue of each of the above entities' and individuals' relationship with GSCP II Holdings (AE), LLC, GSC Recovery II, L.P. and GSC Partners CDO Fund, Limited, each may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of the common shares of AETG owned by GSCP II Holdings (AE), LLC, GSC Recovery II, L.P. and GSC Partners CDO Fund, Limited. Each of the above entities and individuals disclaims beneficial ownership of AETG's common shares except to the extent of each entity's and individual's pecuniary interest in AETG's common shares.

Each of these entities has an address c/o GSC Partners, 12 East 49th Street, Suite 3200, New York, NY 10017.

Item 13.	Certain Relationships and Related Transactions.

Receivables Purchase Agreement Guarantee

In June 2004, we entered into the receivable agreement (the ‘‘Receivable Agreement’’) with our senior credit facility lender, Wachovia, to sell to Wachovia, without recourse, certain accounts receivable. In connection with our entering into the Receivable Agreement, Domenic Gatto has provided a personal guarantee in support of the agreement in the amount of $5.0 million for the duration of the agreement, for which he received a $125,000 guarantee fee.

On November 2, 2005 the Company entered into the Amended Receivable Agreement to sell Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable. Domenic Gatto increased his existing personal guarantee in full support of the Amended Receivable Agreement and received an additional $50,000 guarantee fee. As of June 30, 2006, the Company had sold $7.5 million of gross receivables.

Bus Parking Agreements

Our wholly-owned subsidiary, Staten Island Bus, Inc., leased a parking facility from Atlantic Training, Inc. (a corporation owned in part by Domenic Gatto). We paid an annual base rent of $48,000 and $35,200 per annum in fiscals 2004 and 2005, respectively. We believe that the rental reflected the reasonable market value for the lease. This lease no longer exists.

Stockholders Agreement

Upon the effectiveness of our plan of reorganization, AETG entered into a stockholders agreement, dated December 24, 2003, for its common shares, with GSC.

Transfer Restrictions

The stockholders agreement prohibits transfers of common shares except (1) to investors who join the stockholders agreement, (2) in a registered public offering, (3) pursuant to ‘‘Tag-Along Rights,’’ which would require shareholders to include shares of holders of 10% or greater of common shares (as of the effective date of our plan of reorganization), at their option, in the event of a sale to a third party, (4) pursuant to ‘‘Drag-Along Rights,’’ which would require shareholders to sell all or part of their common shares in the event of a sale by GSC of a majority or more of the issued and outstanding common shares, and (5) to a financial institution to secure borrowings in a bona fide pledge.

The stockholders agreement contains ‘‘Preemptive Rights,’’ which allow shareholders the right to purchase common shares if AETG makes certain sales of common shares at less than fair market value (as determined by AETG's board of directors), allowing investors to maintain their respective ownership percentage in AETG.

Corporate Governance

The stockholders agreement provides that each shareholder thereto will vote its common shares towards the election of (i) directors nominated by GSC constituting a majority of the board so long as GSC is the record holder of at least 35% of AETG's common shares, or at least one director nominated by GSC so long as GSC is the record holder of at least 10% of AETG's common shares, and (ii) the Chief Executive Officer of AETG.

Minority Shareholder Protection

AETG will not, without prior approval of the holders of a majority of common shares that is not owned by GSC:

•	redeem or repurchase any common shares unless each holder of common shares may participate on a pro rata basis;

•	pay dividends on its common shares unless the dividend is paid to all holders of common shares on a pro rata basis;

•	with some exceptions, engage (or permit any subsidiary to engage) in any transaction with a director, officer or affiliate unless (a) the transaction is approved by a majority of the directors of AETG who have no financial interest in the transaction and (b) such transaction is fair to AETG from a financial standpoint or on terms comparable to terms that would be obtained in an arm's-length transaction; or

•	amend or modify AETG's charter documents in a way that materially limits or conflicts with the terms of the stockholders agreement.

Registration Rights

The stockholders agreement also contains registration rights for the common shares. Shareholders have ‘‘Piggyback Registration Rights,’’ which require AETG, if it proposes to register any of its common shares under the Securities Act in connection with the offering of such shares, to register all of the shares of shareholders who request registration. GSC has three ‘‘Demand Registrations’’ as long as GSC is the record holder of at least 20% of AETG's common shares. A Demand Registration requires AETG to prepare and file with the SEC a registration statement on the appropriate form and maintain the effectiveness for 180 days or until all shares subject to the Demand Registration have been sold.

Amendment

The stockholders agreement may be amended only with the approval of AETG, holders of at least 90% of the common shares and GSC (so long as it holds at least 35% of AETG's common shares).

Management Agreements

Upon the effectiveness of our plan of reorganization, AETG and the Company entered into an advisory services agreement, dated December 24, 2003, with GSCP, Inc., an affiliate of GSC. Under the agreement, GSCP, Inc. agreed to advise and consult with our boards of directors and management on certain business, operational and financial matters and provides other advisory services. The agreement provides that AETG and the Company will pay GSCP, Inc. an annual fee of $500,000, ($400,000 is allocated to the Company) which fee shall accrue, with interest, at the annual rate of interest applicable to our indebtedness under our senior credit facility, if the payment of such fee is not permitted under our senior credit facility. The advisory services agreement terminates when GSC ceases to own any common shares issued upon the effectiveness of the plan of reorganization. As of June 30, 2006, $1,032,512 of these fees has been accrued but not paid.

On February 10, 2004, we entered into a management agreement with Atlantic Transit II Corp. (‘‘ATC’’) and Atlantic School Bus Corp. (‘‘ASBC’’), subsidiaries of AETG. Under the agreement, we provide certain administrative services on behalf of ATC and ASBC and their affiliates. The agreement provides that ASBC will pay us a monthly fee of $30 per route vehicle for which we provide administrative services. The agreement continues until either ATC or the Company elects to terminate it. Under this agreement, the Company earned $21,000, $56,340 and $56,520 for the years ended June 30, 2004, 2005 and 2006, respectively . The assets of ASBC were sold in July 2006, and this agreement has been terminated.

Tax Sharing Agreement

AETG and its subsidiaries, including the Company, entered into a tax sharing agreement, dated December 22, 2000, that provides for a consolidated filing of federal income tax and allocates federal tax liabilities.

Debtor-In-Possession Financing

In May 2003, we received an additional $10.0 million in DIP financing from GSC and another $2.5 million on August 6, 2003. This facility bore interest at 17% per annum and the principal was repaid on the effectiveness of our plan of reorganization, and the commitments there under were terminated. In connection with this facility, we remain liable for $1.3 million in accrued interest as of June 30, 2006.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by BDO Seidman for professional services rendered to the Company for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2006 and 2005, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of the Company during those fiscal years. All of such fees were pre-approved by the Company’s board of directors.

	Fiscal year 2005	Fiscal year 2006
Audit Fees	$543,207	$404,900

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial statements filed in item 8 of this Form 10-K.

(b)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
3.2	Certificate of Amendment, dated November 19, 2003, to the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
3.3	Certificate of Amendment, dated April 20, 2004, to the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
3.4	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
4.1	Indenture, dated April 22, 2004, relating to the 12% Senior Secured Notes due 2008 and the Senior Secured Floating Rate Notes due 2008, among the Company, the guarantors party thereto and The Bank of New York, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
4.2	Registration Rights Agreement, dated April 22, 2004, between the Company and Jefferies & Company, Inc., as initial purchaser (incorporated herein by reference to Exhibit 4.2 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
4.3	Warrant Agreement, dated April 22, 2004, between the Company and The Bank of New York, as warrant agent (incorporated herein by reference to Exhibit 4.3 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
4.4	Equity Registration Rights Agreement, dated April 22, 2004, among the Company, Atlantic Express Transportation Group, Inc., and Jefferies & Company, Inc., as initial purchaser (incorporated herein by reference to Exhibit 4.4 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
4.5	Security Agreement, dated April 22, 2004, among the Company, the guarantors party thereto and The Bank of New York, as collateral agent (incorporated herein by reference to Exhibit 4.5 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-1/A, File No. 333-117124).
4.6	Supplemental Indenture, dated March 3, 2005, among the Company, the guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
4.7	Note and Warrant Purchase Agreement, among the Company, the guarantors party thereto, and Airlie Opportunity Capital Management, L.P., dated March 3, 2005 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).

4.8	Promissory Note, dated March 3, 2005 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
4.9	Warrant, dated March 3, 2005 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
4.10	Equity Registration Rights Agreement, dated March 3, 2005, among the Company, Atlantic Express Transportation Group, Inc. and Airlie Opportunity Capital Management, L.P. (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
4.11	Amended and Restated Intercreditor Agreement, dated March 3, 2005, among the Company, the guarantors party thereto, The Bank of New York, as collateral agent, Airlie Opportunity Capital Management, L.P. and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
4.12	Security Agreement, dated March 3, 2005, among the Company, the guarantors party thereto and Airlie Opportunity Capital Management, L.P. (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
4.13	Third Supplemental Indenture, dated March 31, 2006, among the Company, the guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006, File No. 000-24247).
10.1	Second Amended and Restated Loan and Security Agreement, dated April 22, 2004 (incorporated herein by reference to Exhibit 10.1 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.2	Fourth Amended and Restated Employment Agreement, dated November 25, 2003, among, Atlantic Express Transportation Group Inc., the Company and Domenic Gatto (incorporated herein by reference to Exhibit 10.2 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.3	Amendment, dated April 20, 2004, to Employment Agreement of Domenic Gatto (incorporated herein by reference to Exhibit 10.3 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.4	Retention Agreement, dated December 24, 2003, between Atlantic Express Transportation Group Inc. and Peter Frank (incorporated herein by reference to Exhibit 10.4 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.5	Employment Agreement, dated September 2, 2003, among Atlantic Express Transportation Group Inc., the Company and Neil Abitabilo (incorporated herein by reference to Exhibit 10.5 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.6	Advisory Services Agreement, dated December 24, 2003, among Atlantic Express Transportation Group Inc., the Company and GSCP, Inc. (incorporated herein by reference to Exhibit 10.6 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.7	Stockholders Agreement, dated as of December 24, 2003, between Atlantic Express Transportation Group Inc. and its stockholders (incorporated herein by reference to Exhibit 10.7 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).

10.8		The Board of Education of the City of New York, serial no. 0070, dated July 19, 1979 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
10.9		The Board of Education of the City of New York, serial no. 8108 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
10	.10*	Extension and Thirteenth Amendment of Contract for Special Education Pupil Transportation Services by and among The Board of Education of the City of New York, Amboy Bus Co., Inc. and Staten Island Bus, Inc.
10.11		The Board of Education of the City of New York, serial no. 9888 by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
10	.12*	Extension and Eleventh Amendment of Contract for Regular Education Pupil Transportation Services, by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. and Atlantic Queens Bus Corp.
10.13		New York City Transit Authority Contract #00D7815B, dated July 2001, by and between New York City Transit Authority and Atlantic Paratrans, Inc. (incorporated herein by reference to Exhibit 10.14 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.14		Tax Sharing Agreement, dated as of December 22, 2000, between Atlantic Express Transportation Group Inc. and the Company (incorporated herein by reference to Exhibit 10.15 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-116749).
10.15		Senior Unsecured Term Note, dated as of August 5, 2004 among Atlantic Express Transportation Corp. and GSCP II Holdings (AE), L.L.C. and GSC Recovery II, L.P (incorporated herein by reference to Exhibit 10.16 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-1/A, File No. 333-117124).
10.16		Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated October 14, 2004 (incorporated herein by reference to Exhibit 10.17 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-1/A, File No. 333-117124).
10.17		Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated January 19, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
10.18		Waiver Agreement, dated January 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
10.19		Letter Agreement, dated January 13, 2005, among Atlantic Express Transportation Group Inc., the Company and Domenic Gatto (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
10.20		Letter Agreement, dated March 2, 2005, among Atlantic Express Transportation Group Inc., the Company and Domenic Gatto (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).

10.21		Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated March 3, 2005 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2005, File No. 000-24247).
10.22		Contract of Sale, dated April 15, 2005, for the real property located in Bronx, New York (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on April 21, 2005, File No. 000-24247).
10.23		Lease, for the real property located in Bronx, New York (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on April 21, 2005, File No. 000-24247).
10.24		Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated April 12, 2005, for the real property located in Los Angeles, California (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on April 21, 2005, File No. 000-24247).
10.25		Standard Industrial/Commercial Single-Tenant Lease, dated April 12, 2005, for the real property located in Los Angeles, California (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed with the SEC on April 21, 2005, File No. 000-24247).
10.26		Investment Agreement, dated October 17, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on October 21, 2005, File No. 000-24247).
10.27		Contract of Sale, dated November 22, 2005, for the real property located in Staten Island, New York (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on November 29, 2005, File No. 000-24247).
10.28		Lease, for the real property located in Staten Island, New York (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on January 12, 2006, File No. 000-24247).
10.29		Letter Agreement, dated April 1, 2006, among Atlantic Express Transportation Group Inc., the Company and Domenic Gatto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006, File No. 000-24247).
10.30		Fourth Amended and Restated Employment Agreement, dated October 25, 2004, among Atlantic Express Transportation Group Inc., the Company and Nathan Schlenker (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006, File No. 000-24247).
10.31		Letter Agreement, dated March 1, 2005, among Atlantic Express Transportation Group Inc., the Company and Nathan Schlenker (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006, File No. 000-24247).
10.32		Letter Agreement, dated April 1, 2006, among Atlantic Express Transportation Group Inc., the Company and Nathan Schlenker (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006, File No. 000-24247).
10.33		Asset Purchase Agreement, dated May 11, 2006, for the assets of T-NT Bus Service, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 000-24247).
21	.1*	Subsidiaries of the Registrant.

31	.1*	Certification of Chief Executive Office pursuant to Rule 13a-14/15d-14(a).
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14/15d-14(a).
32	.1*	Certification of Chief Executive Office pursuant to Section 1350
32	.2*	Certification of Chief Financial Officer pursuant to Section 1350

*	Filed herewith

ATLANTIC EXPRESS TRANSPORTATION CORP.
TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholder's Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8
Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Express Transportation Corp.
Staten Island, New York

We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and Subsidiaries as of June 30, 2005 and 2006 and the related consolidated statements of operations, shareholder's equity, and cash flow for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and Subsidiaries at June 30, 2005 and 2006, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO SEIDMAN, LLP

New York, New York
September 27, 2006

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$6,834,961	$501,271
Accounts receivable, net of allowance for doubtful accounts of $1,704,849 and $1,760,310, respectively	44,831,587	46,084,799
Inventories	2,636,832	2,763,901
Assets held for sale − current	222,583	6,222,679
Prepaid insurance	31,425,704	34,881,384
Prepaid expenses and other current assets	3,222,345	3,740,504
Total current assets	89,174,012	94,194,538
Property, plant and equipment, at cost, less accumulated depreciation	124,521,761	93,477,922
Other assets:
Restricted cash and cash equivalents	5,263,733	3,728,146
Restricted marketable securities	4,560,313	4,428,627
Transportation contract rights, net	2,043,670	3,162,134
Deferred financing costs, net	9,586,228	6,200,525
Deposits and other non-current assets	4,491,719	8,234,313
Assets held for sale, net of current portion	7,364,028	—
Total other assets	33,309,691	725,753,745
	$247,005,464	$213,426,205
Liabilities and Shareholder's Equity (Deficit)
Current:
Current portion of long-term debt	$24,820,652	$22,196,184
Current portion of capital lease obligations	1,356,354	1,625,172
Insurance financing payable	3,984,116	4,086,924
Controlled disbursements account − checks issued not funded	4,725,722	2,202,664
Accounts payable, accrued expenses and other current liabilities	24,061,465	26,222,915
Accrued compensation	6,986,704	3,166,608
Current portion of insurance reserves	2,130,008	1,458,766
Accrued interest	4,406,189	5,429,594
Payable to creditors under the plan of reorganization − current portion	1,810,085	2,128,413
Total current liabilities	74,281,295	68,517,240
Long-term debt, net of current portion	135,316,642	135,885,374
Capital lease obligations, net of current portion	4,966,079	3,340,907
Insurance reserves, net of current portion	1,179,807	457,434
Deferred income, net of current portion and other long-term liabilities	2,415,869	3,328,464
Deferred state and local income taxes	622,000	622,000
Payable to creditors under the plan of reorganization, net of current portion	3,247,270	1,307,959
Total liabilities	222,028,962	213,459,378
Commitments and contingencies
Shareholder's equity:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 651,600 and 945,263, respectively	6,516	9,453
Additional paid-in capital	110,042,001	114,939,064
Accumulated deficit	(85,155,726)	(114,816,797)
Accumulated other comprehensive income (loss)	83,711	(164,893)
Total shareholder's equity (deficit)	24,976,502	(33,173)
	$247,005,464	$213,426,205

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2004	2005	2006
Revenues:
School bus operations	$321,465,664	$319,604,294	$368,065,542
Paratransit and transit operations	42,055,023	44,071,271	45,992,526
Total revenues	363,520,687	363,675,565	414,058,068
Costs and expenses:
Cost of operations − School bus operations	285,644,957	298,907,448	329,669,220
Cost of operations − Paratransit and transit operations	35,033,632	38,490,635	39,474,226
General and administrative	17,694,969	17,457,368	18,655,416
Depreciation and amortization	26,286,925	25,028,763	28,199,328
Contract rights impairment	5,462,825	959,468	—
Total operating costs and expenses	370,123,308	380,843,682	415,998,190
Loss from operations	(6,602,621)	(17,168,117)	(1,940,122)
Other income (expense):
Interest expense (contractual interest of $32,577,365 at June 30, 2004)	(25,196,194)	(23,513,800)	(25,941,210)
Reorganization costs	(11,176,956)	(565,485)	(568,905)
Forgiveness of indebtedness income	101,492,510	—	—
Other	(141,766)	(1,096,372)	(1,098,434)
Income (loss) before benefit from (provision for) income taxes and discontinued operations	58,374,973	(42,343,774)	(29,548,671)
Benefit from (provision for) income taxes	(476,800)	214,000	—
Income (loss) before discontinued operations	57,898,173	(42,129,774)	(29,548,671)
Loss from discontinued operations	(1,080,083)	(296,435)	(2,400)
Net income (loss)	$56,818,090	$(42,426,209)	$(29,551,071)

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Shareholder's Equity (Deficit)

	Common shares,par value $0.01	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive income (loss)	Total
Balance, June 30, 2003	$6,516	$62,442,001	$(99,447,607)	$304,827		$(36,694,263)
Net income	—	—	56,818,090	—	$56,818,090	56,818,090
Contribution of shares from parent	—	44,000,000	—	—	—	44,000,000
Issuance of warrants	—	2,700,000	—	—	—	2,700,000
Unrealized loss on marketable securities	—	—	—	(343,335)	(343,335)	(343,335)
Comprehensive income					$56,474,755
Balance, June 30, 2004	6,516	109,142,001	(42,629,517)	(38,508)		66,480,492
Net loss	—	—	(42,426,209)	—	$(42,426,209)	(42,426,209)
Distribution to parent company	—	—	(100,000)	—	—	(100,000)
Issuance of warrants	—	900,000	—	—	—	900,000
Unrealized gain on marketable securities	—	—	—	122,219	122,219	122,219
Comprehensive loss					$(42,303,990)
Balance, June 30, 2005	6,516	110,042,001	(85,155,726)	83,711		24,976,502
Net loss	—	—	(29,551,071)	—	$(29,551,071)	(29,551,071)
Distribution to parent company	—	—	(110,000)	—	—	(110,000)
Issuance of common stock	2,937	4,897,063	—	—	—	4,900,000
Unrealized loss on marketable securities	—	—	—	(248,604)	(248,604)	(248,604)
Comprehensive loss					$(29,799,675)
Balance, June 30, 2006	$9,453	$114,939,064	$(114,816,797)	$(164,893)		$(33,173)

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$56,818,090	$(42,426,209)	($29,551,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of indebtedness income	(102,901,289)	—	—
Loss (gain) on sales of marketable securities and investments, net	(167,483)	(13,725)	30,645
Depreciation	23,564,883	23,901,413	21,492,851
Fixed asset impairment	931,552	—	5,738,676
Amortization	11,114,659	4,163,714	4,665,976
Contract rights impairment	5,462,825	959,468	—
Amortization of original issue discount	126,087	776,892	974,149
Reserve for doubtful accounts receivable	241,194	733,311	120,000
Write off of accounts receivable	(89,774)	(363,490)	(64,539)
Loss on sales of fixed assets, net	34,492	1,035,770	1,099,267
Deferred state and local income taxes	372,000	(300,000)	—
Decrease (increase) in:
Restricted cash and cash equivalents	(1,036,614)	1,110,516	—
Accounts receivable	8,096,259	1,769,610	(1,308,673)
Inventories	4,783,291	(59,679)	(140,698)
Prepaid expenses and other current assets	2,271,241	(7,356,037)	(4,036,943)
Deposits and other non-current assets	(261,446)	230,141	(3,749,277)
Increase (decrease) in:
Accounts payable, accrued expenses, other current liabilities and accrued compensation	11,923,498	3,188,332	(589,305)
Controlled disbursement account	(2,254,313)	2,140,563	(2,523,058)
Insurance financing payable	1,253,077	174,612	102,809
Payable to creditors under the plan of reorganization	(856,250)	(1,694,061)	(1,620,983)
Insurance reserve and other long-term liabilities	(4,051,467)	(1,142,494)	(1,079,113)
Net cash provided by (used in) operating activities	15,374,512	(13,171,353)	(10,439,287)
Cash flows from investing activities:
Additions to property, plant and equipment	(11,194,364)	(5,826,822)	(6,056,643)
Purchase of transportation contract rights	(79,154)	(377,598)	(1,764,272)
Due from parent	(461,688)	—	—
Proceeds from sales of fixed assets	147,358	4,853,602	11,028,370
Decrease in restricted cash and cash equivalents	(522,322)	(352,923)	1,535,587
Purchases of marketable securities	(1,153,898)	(8,183,338)	(3,913,256)
Proceeds from sales or redemptions of marketable securities	2,387,766	8,304,267	3,760,484
Net cash provided by (used) in investing activities	(10,876,302)	(1,582,812)	4,590,270

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended June 30,
	2004	2005	2006
Cash flows from financing activities:
Payment of GSCP DIP loan	$(10,000,000)	$—	$—
Proceeds from senior secured notes	115,000,000	—	—
Proceeds from sale of common stock	—	—	4,900,000
Proceeds from (payments to) new senior credit facility	14,269,937	5,138,816	(1,653,051)
Revolving line of credit	(103,466,184)	—	—
Proceeds from senior unsecured notes	—	4,900,000	—
Proceeds from third priority senior secured notes	—	14,925,000	—
Distribution to parent company	—	(100,000)	(110,000)
Principal payments on borrowings and capital lease obligations	(4,727,379)	(3,428,499)	(3,314,360)
Deferred financing costs	(14,933,989)	(3,587,874)	(307,262)
Net cash provided by (used in) financing activities	(3,857,615)	17,847,443	(484,673)
Net increase (decrease) in cash and cash equivalents	640,595	3,093,278	(6,333,690)
Cash and cash equivalents, beginning of year	3,101,088	3,741,683	6,834,961
Cash and cash equivalents, end of period	$3,741,683	$6,834,961	$501,271
Supplemental disclosures on cash flow information:
Cash paid during the period for:
Interest	$13,188,615	$18,391,418	$20,468,888
Income taxes	$247,287	$139,665	$236,467
Supplemental disclosure of non-cash financing activities:
Contribution of shares from parent	$44,000,000	$—	$—
Original issue discount associated with the issuance of warrants	$2,700,000	$900,000	$—
Capital lease obligations incurred for purchases of vehicles	$7,529,216	$1,115,874	$—
Loans incurred for purchases of vehicles	$511,596	$1,266,878	$461,510
Deferred financing costs paid from third priority senior secured notes	$—	$75,000	$—
Letter of credit advance for insurance loss fund	$—	$3,500,000	$—

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Business

Atlantic Express Transportation Corp. (‘‘AETC’’ or the ‘‘Company’’), a wholly owned subsidiary of Atlantic Express Transportation Group Inc. (‘‘AETG’’), is one of the largest providers of school bus transportation in the United States, providing services currently to various municipalities in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. In addition to its school bus transportation operations, AETC also provides services to public transit systems for physically or mentally challenged passengers, fixed route transit, express commuter line charter and tour services, and through May 2004 sold school buses and commercial vehicles in New Jersey and various counties in New York (Note 2). Since 1998, GSC NJ through its affiliates Greenwich Street Capital (‘‘GSC’’) has been the majority holder of AETG.

2.    Summary of Significant Accounting Policies

Basis of Presentation

For the years ended June 30, 2005 and 2006, the Company incurred net losses of $42,426,209 and $29,551,071, respectively. For the year ended June 30, 2004 the Company had net income of $56,818,090. The net income for the year ended June 30, 2004 includes forgiveness of indebtedness income of $101,492,510 from continuing operations and $1,408,779 from discontinued operations related to the plan of reorganization (the ‘‘POR’’) becoming effective. On August 16, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Note 3). The Company operated under a debtor-in-possession financing facility, for the period from August 16, 2002 until December 24, 2003, when it obtained exit financing as the POR became effective.

The consolidated financial statements include the accounts of AETC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Discontinued Operations

During the fiscal year ended June 30, 2003, the Company decided to sell certain assets of Central New York Coach Sales & Service, Inc. (‘‘CNY’’) and Jersey Bus Sales, Inc. (‘‘JBS’’), the Company's bus sales subsidiaries. The assets of CNY were sold August 18, 2003. The Company sustained a net loss on the sale of these assets of approximately $59,000. Following that sale, the Company's bus sales operations were conducted by JBS. The Company ceased the JBS operations in May 2004. These operations had been reported in the Company's bus sales operation segment and have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144. For the year ended June 30, 2004, the Company recorded an additional after tax charge of $1,298,104 to adjust the value of assets to be sold to net realizable value. Interest expense of $912,421, $17,568 and $0 was allocated to discontinued operations for the years ended June 30, 2004, 2005 and 2006, respectively. The Company allocated interest expense and deferred financing costs, attributable to its senior secured debt, revolving line of credit and new senior credit facility (Note 10), on the basis of the monthly net intercompany liability balances, which reflect and represent the debt that would be required by the discontinued operations. These charges are included in the net loss from discontinued operations for the years ended June 30, 2004 , 2005 and 2006. Loss from discontinued operations for the year ended June 30, 2004 included $1,408,779 of forgiveness of indebtedness income.

Summary results of the bus sales operations, which have been classified separately as discontinued operations, were as follows:

	Year ended June 30,
	2004	2005	2006
Revenue – Bus sales operations	$29,495,138	$—	$—
Loss before income tax	(1,074,083)	(294,435)	(2,399)
Provision for income taxes	6,000	2,000	—
Loss from discontinued operations	$(1,080,083)	$(296,435)	$(2,399)

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

The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Amounts reported based upon these assumptions, include but are not limited to insurance reserves, allowance for doubtful accounts, income taxes, claims by creditors, forgiveness of indebtedness income and other long-lived assets.

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

Marketable Securities

In accordance with Financial Accounting Standards Board Statement No. 115, AETC determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase, and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when AETC has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, reported as a separate component of shareholder's equity. The cost of securities sold is based on the specific identification method.

Inventories

Inventories primarily consist of fuel, parts and supplies, which are valued at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Assets Held for Sale

Assets associated with T-NT Bus Service, Inc. (‘‘T-NT’’) have been reclassified to assets held for sale (see note 20).

	June 30,
	2005	2006
Inventories	$222,583	$236,212
Property, plant and equipment, at cost, less accumulated depreciation	5,416,650	4,354,400
Transportation contract rights, net	1,944,378	1,629,067
Deposits and other non-current assets	3,000	3,000
	$7,586,611	$6,222,679

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

Long-Lived Assets

Long-lived assets, such as intangible assets and property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. Based upon proceeds from auction sales of vehicles and offers to purchase or sale of assets of certain of the Company’s operations the Company recorded impairment charges of $931,552, 0 and $5,738,676 for the years ended June 30, 2004, 2005 and 2006, respectively. These charges are included in depreciation and amortization on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

Transportation Contract Rights

Transportation contract rights primarily represent the value the Company assigned to the cost of investments in certain of our school bus subsidiaries in excess of the book value of the companies acquired. In addition, AETC has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Using earnings before interest, income taxes, depreciation and amortization (‘‘EBITDA’’) as a measurement tool, the Company reviews the financial performance of its subsidiary bus companies that have transportation contract rights, annually. If this review indicates that the transportation contract rights are likely to be impaired in value, the Company projects the future undiscounted cash flows attributable to such subsidiary bus company and compares it to the carrying value of the transportation contract rights assets. The major impacts to the future undiscounted cash flows are either a reduction of service requirements (e.g., routes) that decrease revenue, an increase in costs and expenses at a rate greater than the corresponding contractual revenue increase, or a combination of both factors. If this comparison indicates that the future undiscounted cash flows attributable to the underlying assets are unlikely to exceed the carrying value of the transportation contract rights, an impairment charge is taken based on the difference between the estimated future cash flows, determined to be the estimated fair value, and the carrying value of the transportation contract rights. Using this methodology, it was determined that impairment charges of $5,462,825, $959,468 and $0 for the fiscal years ended June 30, 2004, 2005 and 2006 respectively, were necessary to adjust the transportation contract rights to fair value. The majority of the impairment charges in both fiscal years ended June 30, 2004 and 2005 were in subsidiary bus companies in Massachusetts.

Transportation contract rights are amortized on a straight-line basis over a twelve-year period, which represents the Company's estimate of the average length of the contracts and expected renewal periods. Transportation contract rights associated with T-NT have been reclassified to assets held for sale (see above).

Transportation contract rights are comprised of the following:

	June 30,
	2005	2006
Gross carrying amount	$15,914,772	$17,679,044
Less accumulated amortization	13,871,102	14,516,910
Transportation contract rights, net	$2,043,670	$3,162,134

Amortization expense recorded for the years ended June 30, 2004, 2005 and 2006 was $1,890,081, $1,041,519, and $961,119, respectively.

Estimated amortization expense for the years ending June 30,

2007	$513,837
2008	513,837
2009	513,837
2010	397,054
2011	250,837

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the financing to which the costs relate, which range from three to four years because outstanding balances of debt remain substantially unchanged. These changes are included in interest expense on the Consolidated Statements of Operations.

Insurance Coverage and Reserves

The majority of the Company’s primary automobile coverage ($1 million per occurrence) and all of the Company’s workers compensation insurance coverage (except for one subsidiary which has ‘‘First Dollar’’ coverage) is administered through a third party insurance company. The Company funds, through monthly installments, loss funds specified by the insurance company, plus fronting charges. These loss funds are used to pay up to the first $500,000 of each loss: operating costs are charged and prepaid assets are reduced by estimated claim losses and fronting charges. The charges are based upon estimated ultimate liability related to these claims and differ from period to period due to claim payments, and settlement practices as well as changes in development factors due to the assumed future cost increases and discount rates. On a quarterly basis, the Company receives from the insurance companies estimates of selected ultimate losses that are based on actuarial analysis. Charges to operations are then adjusted to reflect these calculations.

For the years ended June 30, 2004, 2005 and 2006 the Company recorded adjustments related to changes in prior years claims estimates to its insurance expense as follows:

Year Ended	Workers Compensation	Automobile Liability
June 30, 2004	$772,170	$(463,740)
June 30, 2005	1,216,821	938,411
June 30, 2006	(1,263,490)	1,017,515

Prior to the year ended June 30, 2004, the Company self insured its deductibles and recorded reserves for these deductibles based upon estimated ultimate claim losses, including those incurred but not reported. Reserve requirements at June 30, 2006 in relation to these deductibles were $1.9 million.

In February 2003, the DOE entered into the MOU with our company and other school bus transportation providers, and on January 5, 2005 amended the existing contracts whereby the DOE reduced operating costs for its service providers, including assuming certain vehicle insurance obligations. In addition, the Company is not responsible for the administration or payment of insurance claims arising after April 1, 2003. The Company is not aware of any factors that might impair the DOE's ability or intent to pay claims under this program. The accompanying financial statements do not reflect reserves for such claims arising after April 1, 2003.

Income Taxes

AETC follows the liability method under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, ‘‘Accounting for Income Taxes.’’ The primary objectives of accounting for taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences attributable to temporary differences between the financial statements' carrying amounts of existing assets and liabilities and their respective tax bases and of events that have been reflected in AETC's financial statements or tax returns. When the realization of a deferred tax asset is not considered to be more likely than not, a valuation allowance is recorded against that deferred tax asset.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable including retainage, accounts payable, and short term debt approximated their fair value as of June 30, 2005 and 2006, due to either their short maturity or terms similar to those available to similar companies in the open market. Marketable securities, classified as available-for-sale, are valued at quoted market value. At June 30, 2006, the fair value of the Company's 12% Senior Secured Notes and Senior Secured Floating Rate Notes was approximately $107.7 million compared to the carrying value of $130.0 million (before original issue discount) (Note 3). At June 30, 2005, the fair value of the Company’s 12% Senior Secured Notes, Senior Secured Floating Rate Notes and the 10% Third Party Senior Secured Notes was approximately $124.8 million compared to the carrying value of $130.0 million (before original issue discount) (Note 3).

Recent Accounting Pronouncements

In June 2005 the FASB issued SFAS 154, ‘‘Accounting Changes and Error Corrections,’’ which replaces APB 20, ‘‘Accounting Changes,’’ and SFAS 3, ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We will adopt SFAS 154 on July 1, 2006 and we do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS 155, ‘‘Accounting for Certain Hybrid Instruments,’’ which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, ‘‘Accounting for Uncertainty in Income Taxes.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial position or results of operations upon adoption.

3.    Reorganization Under Chapter 11

On August 16, 2002, AETG, the Company and most of its wholly owned subsidiaries (the ‘‘Debtors’’) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the ‘‘Code’’) in the United States Bankruptcy Court (the ‘‘Bankruptcy Court’’).

Subsequent to the filing, the Company continued to operate its business under the Code as a debtor-in-possession (‘‘DIP’’).

The Bankruptcy Court confirmed the Debtor's Plan of Reorganization (‘‘POR’’) on September 4, 2003. On December 24, 2003 the Debtors POR became effective and the Company emerged from bankruptcy protection. As part of the emergence from Chapter 11, the Company obtained exit financing of approximately $145 million, including a $100 million revolving line of credit and a senior secured note of $45 million.

On April 23, 2004 the exit financing was repaid in full from the net proceeds of $105.0 million 12% Senior Secured Notes and the $10.0 million Senior Secured Floating Rate Notes (collectively the ‘‘Notes’’) and $6.6 million from the Company’s new senior credit facility (Note 10).

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

	Liabilities subject to compromise at June 30, 2003	Consideration		Forgiveness of indebtedness income
Under secured debt	$128,240,000	$44,500,000	(1)	$83,740,000
Secured debt	20,582,771	20,582,771		—
Accrued interest	7,039,288	—		7,039,288
Trade and other miscellaneous claims	14,103,665	1,981,664	(2)	12,122,001
Priority tax claims	5,626,002	5,626,002	(3)	—
	$175,591,726	$72,690,437		$102,901,289

(1)	As part of the Company's emergence from Chapter 11 and in accordance with the POR, the Company paid $500,000 and issued 100% of the outstanding common shares of AETG to holders of its $120.0 million outstanding 10¾% Senior Secured Notes due 2004 and the holder of an $8.2 million supplemental loan (GSC). The distribution of stock was treated as a contribution of capital from AETG to the Company. The valuation of the shares was determined by using the enterprise value of the Company calculated by an independent financial institution in connection with its valuation of warrants issued with the Notes. (Note 10) The valuation of the Company was determined using both the market multiple and discounted cash flow methods. The market multiple method used the actual EBITDA for the last fiscal year along with the projected EBITDA for the next two fiscal years. Each EBITDA was factored by a selected EBITDA multiple range (approximately 4.5x to 6.1x), as used in representative financial transactions. The discounted cash flow method used projected financial information through fiscal year 2008, a weighted average cost of capital of approximately 16% and terminal values calculated using an EBITDA multiple of 5.0x to arrive at a calculated enterprise value range.

These calculated values (from the market multiple and discounted cash flow methods) were averaged to determine an enterprise value range, and the midpoint of this range, plus non-operating assets, is the concluded point estimate of the enterprise value, which was approximately $175 million. The Company's total debt was deducted from this point estimate of enterprise value to arrive at a net equity value. The concluded equity value estimate was calculated at $44 million by taking the $175 million enterprise value less total debt as of December 23, 2003, which is the day preceding the effective date of the Debtors' POR, increased by a control premium of 30%. The Company believes that AETG's enterprise value is approximately equal to the Company's enterprise value, as the Company represents substantially all of AETG's operations. The concluded value of the warrants was calculated at $2.7 million by first taking the $175 million enterprise value less total debt as of April 23, 2004, which is the day preceding issuance of the Notes, which resulted in a concluded equity value estimate of approximately $20 million. This $20 million was then multiplied by the warrants percentage of 15% and decreased by a 10% marketability discount (since the warrants represent a minority equity position).

(2)	Includes $1.1 million payable to general unsecured creditors in four equal annual installments, which commenced in January 2004.

(3)	Payable over six years from the date of the assessment of these taxes, for which payment commenced May 2005.

In addition, certain claims in the Chapter 11 bankruptcy case remain unsettled and are subject to ongoing negotiation and possible litigation. As of June 30, 2006, the Company had recorded approximately $4.8 million for outstanding administrative priority claims that the Company is aware of, as of that date, as accounts payable, accrued expenses and other liabilities.

Costs resulting from reorganization are reported separately in the statements of operations as reorganization costs. For the year ended June 30, 2004, these costs were $11,176,956 including approximately $3,000,000 of success fees to professionals and $976,000 of exit bonuses to management and key employees. For the years ended June 30, 2005 and 2006, these costs were $565,485 and $568,905, respectively.

The impact of the accounting for the POR did not result in the holders of existing equity shares receiving less then 50% of the equity shares post bankruptcy in either AETC or AETG, and accordingly, based upon the guidance in SOP 90-7, the Company is not subject to fresh start accounting. Liabilities were reduced and a gain as a result of settlement of liabilities subject to compromise was recognized. The Company's ability to fully utilize its tax operating losses was impacted as a result of the debt cancellation.

4.    Receivable Agreement

In June 2004, the Company entered into an agreement (the ‘‘Receivable Agreement’’) with Congress Financial Corporation (‘‘Congress’’), as predecessor to Wachovia Bank, National Association (‘‘Wachovia’’) to sell Wachovia, without recourse, up to a maximum $5.9 million of accounts receivable of the Company. Under the Receivable Agreement, Wachovia purchases receivables at the gross amount of such accounts (less three and one-quarter percent purchase commission) and immediately credits 85% of this amount against the Company's debt under the new senior credit facility with the balance credited upon Wachovia receiving cumulative collections on all receivables purchased in excess of the purchase price previously credited. This agreement expires concurrently with the expiration of the new senior credit facility (Note 11). In connection with the Company entering into the Receivable Agreement, the President and Chief Executive Officer of the Company has provided a personal guarantee in full support of the agreement, as required by Wachovia, for which he received a $125,000 guarantee fee (Note 14). As of June 30, 2005 the Company had sold approximately $5.9 million of receivables and received cash proceeds of $4.8 million, net of applicable commissions. On November 2, 2005 the Company amended this agreement with Wachovia, to sell Wachovia, without recourse, up to a maximum $8.2 million of accounts receivable (the ‘‘Amended Receivable Agreement’’). This increased amount is available to the Company from November 2, 2005 through July 1, 2006. The President and Chief Executive Officer of the Company increased his personal guarantee to the new maximum and received an additional $50,000 guarantee fee. As of June 30, 2006 the Company had sold approximately $7.5 million of receivables and had received cash proceeds of $6.1 million, net of applicable commissions.

5.    Retainage

Pursuant to certain municipal school bus contracts and paratransit and transit contracts, certain contractual amounts (retainage) are withheld by customers from billings as a guarantee of performance by AETC. At June 30, 2005 retainage of $2,262,238 (net of $5,770,638, which was sold to Wachovia June 28, 2005, without recourse under the receivable agreement (Note 4) the total retainage was $8,032,876 prior to the sale to Wachovia) and retainage of $2,803,158 at June 30, 2006, are classified as current accounts receivable, as they are normally paid within one year.

6.    Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents of $5,263,733 and $3,728,146 at June 30, 2005 and June 30, 2006 were pledged as collateral security for letters of credit outstanding in the amount of $8,843,851 as of June 30, 2005 and $7,143,851 as of June 30, 2006.

7.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,
	2005	2006
Land	$8,619,429	$4,408,096
Building and improvements	23,478,126	15,318,306
Transportation equipment	222,923,377	203,844,359
Transportation equipment acquired under capital leases	10,360,898	10,360,898
Machinery and equipment	38,139,835	38,767,601
Furniture and fixtures	4,791,255	4,892,535
	297,952,022	277,591,795
Less accumulated depreciation	(173,430,261)	(184,113,873)
	$124,521,761	$93,477,922

Based upon proceeds from auction sales of vehicles and offers to purchase or sale of assets of certain of the Company’s operations the Company has taken impairment losses of $5.7 million in 2006, to write down these assets to their estimated fair value. This loss has been included depreciation and amortization on the Consolidated Statement of Operations.

Accumulated depreciation of assets under capital leases was $1,079,219 and $1,869,525 as of June 30, 2005, and June 30, 2006, respectively.

8.    Marketable Securities — Restricted

The amortized cost and estimated fair value of the marketable securities are as follows:

	June 30, 2005
	Cost		Gross Unrealized Gain	Fair value
Available for sale:
US Treasury and other government debt securities	$4,476,602	(1)	$83,711	$4,560,313

	June 30, 2006
	Cost		Gross Unrealized Loss	Fair value
Available for sale:
US Treasury and other government debt securities	$4,593,520	(1)	$(164,893)	$4,428,627

(1)	included in accumulated other comprehensive income (loss).

As of June 30, 2005 restricted cash and cash equivalents of approximately $5.3 million and marketable securities of approximately $4.6 million, are pledged as collateral for $8.8 million of letters of credit issued by AETC and as of June 30, 2006 restricted cash and cash equivalents of approximately $3.7 million and marketable securities of approximately $4.4 million, are pledged as collateral for $7.1 million of letters of credit issued by AETC.

Net realized gains on marketable securities for the years ended June 30, 2004 and 2005 were $167,483 and $3,277 respectively, and are included in the net revenues of the captive insurance company, which is considered a part of the school bus operations segment. Net realized gains on marketable securities for the year ended June 30, 2005 were $10,449 and net realized losses on marketable securities for the year ended June 30, 2006 were $30,645 and are included in other income (expense) also in the school bus operations segment.

Contractual maturity dates of the above securities are as follows:

	June 30, 2005		June 30, 2006
	Cost	Fair Value	Cost	Fair Value
2006	$126,531	$126,694	$—	$—
2007	280,803	281,004	—	—
2008 – 2012	370,373	374,677	357,805	349,184
2013 – 2036	3,698,895	3,777,938	4,235,715	4,079,443
Total	$4,476,602	$4,560,313	$4,593,520	$4,428,627

9.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30,
	2005	2006
Outstanding administrative priority claims (primarily professional fees)	$7,012,813	$4,833,593
Accounts payable	4,308,940	5,629,955
Payroll taxes withheld and accrued	2,488,484	1,927,608
Other accrued expenses and taxes	5,327,000	4,454,923
Accrued employee benefits	4,924,228	9,376,836
Total	$24,061,465	$26,222,915

10.    Debt

The following represents the debt outstanding at June 30, 2005 and 2006:

	June 30,
	2005	2006
12% Senior Secured Notes, due 2008 with cash interest payable October 15th and April 15th(a)	$105,000,000	$105,000,000
Senior Secured Floating Rate Notes, due 2008 with cash interest payable October 15th and April 15th(a)	10,000,000	10,000,000
Less: original issue discount associated with the issuance of warrants, net(a)	(1,895,651)	(1,217,391)
New senior credit facility(b)	19,408,752	17,755,702
15% senior unsecured term note(c)	4,900,000	4,900,000
Letter of credit advance	3,500,000	3,500,000
10% Third Priority Senior Secured Notes due 2008 with cash interest payable October 15, and April 15th(d)	15,048,809	15,168,474
Less: original issue discount associated with the issuance of warrants, net(d)	(801,371)	(505,484)
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% – 10.3%	4,976,755	3,480,257
	160,137,294	158,081,558
Less current portion	24,820,652	22,196,184
Long-term debt, net of current portion	$135,316,642	$135,885,374

A summary of interest expense is as follows:

	June 30,
	2004	2005	2006
Continuing operations:
Interest expense, including pre-payment penalties	$16,027,615	$19,723,472	$21,287,955
Amortization of deferred financing expense	9,044,351	3,013,437	3,679,104
Amortization of original issue discount	124,228	776,891	974,151
Subtotal	25,196,194	23,513,800	25,941,210
Discontinued operations:
Interest expense, including pre-payment penalties	804,686	15,184	44
Amortization of deferred financing expense	105,876	1,831	—
Amortization of original issue discount	1,859	553	—
Subtotal	912,421	17,568	44
Total	$26,108,615	$23,531,368	$25,941,254
Total Contractual Interest	$32,577,365	$23,531,368	$25,941,254

(a)	On April 22, 2004 AETC issued the Notes (Note 3). The net proceeds from the sale of the Notes, along with $6.6 million from our new senior credit facility (see ‘‘d’’ below) were used to repay in full our exit financing facilities. The Notes were issued as part of an investment unit consisting of $1,000 principal amount of the outstanding Notes and one warrant (the ‘‘Warrants’’) to purchase one share of our common stock at an exercise price of $0.01 per share. $2.7 million of the purchase price of the units was allocated to the Warrants based upon a valuation by an independent financial institution. The original issue discount (the ‘‘OID’’) is being amortized over the life of the Notes.

Annual interest on the Senior Secured Floating Rate Notes is equal to the applicable LIBOR rate plus a margin of 9.2%. The applicable LIBOR rate at June 30, 2006 was 5.59%. Interest payments on the Notes, which are required semi-annually through their maturity date, commenced on October 15, 2004. In addition, from and after September 30, 2006, the Company will be required to pay additional payment in kind (‘‘PIK’’) interest on the Notes of 2% per annum, since it will not meet the leverage test required in the indenture.

In connection with the issuance of the Notes, the Company incurred $10.3 million of transaction costs, including $3.9 million of prepayment penalties, to repay the exit financing facilities.

The Notes and Warrants were not separately transferable until the earliest to occur of 180 days after their issuance, or the date on which a registration statement for a registered exchange offer with respect to the Notes is declared effective under the Securities Act. The Notes were required to be registered with the Securities and Exchange Commission (the ‘‘SEC’’) by October 19, 2004. Since they were not registered by its given deadline, AETC was required to pay liquidated damages until such registration became effective. The Company paid approximately $565,000 in liquidated damages. On September 1, 2005, the exchange offer was completed and the liquidated damages ended.

The original indenture governing the Notes provides for optional redemption, a repurchase provision upon the existence of excess cash flow, as defined therein, and contains covenants typical of such arrangements including restrictions on capital expenditures and acquisitions of indebtedness as well as a covenant on the maintenance of a minimum trailing twelve months EBITDA (‘‘LTM EBITDA’’) as defined therein, of $23 million determined quarterly to begin with the quarter ending March 31, 2006.

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

The Notes and related subsidiary guarantees are senior secured obligations and will rank equal in right of payment to all other existing and future senior indebtedness and senior in right of payment to all of the Company's and its guarantor subsidiaries' existing and future subordinated indebtedness. The Notes are secured by a first priority lien on substantially all of the Company's and its guarantor subsidiaries' unencumbered owned real properties and on substantially all of the Company's and its guarantor subsidiaries' owned motor vehicles, and a second priority lien on the Company's and its guarantor subsidiaries' assets that secure their obligations under the new senior credit facility on a first priority basis.

(b)	Concurrently with the issuance of the Notes, the Company entered into a senior credit facility with Wachovia with up to $20.0 million of borrowing availability under a revolving credit facility. In addition there was initially a $10.0 million letter of credit facility. Our senior credit facility is secured by a first priority lien on substantially all of the Company's and all of its guarantor subsidiaries' assets, other than the first lien collateral and certain excluded assets, and by a second priority lien on the first lien real property. On September 19, 2006, the senior lender approved $10.0 million increase in the revolving credit facility.

The borrowing capacity under the revolving credit facility is based on 85% of the net amount of our eligible accounts receivable. Loans under the revolving credit facility bear interest at prime rate (the prime rate on June 30, 2006 was 8.25%) plus 1% per annum or, if we elect, the LIBOR rate (the 3-month LIBOR rate on June 30, 2006 was 5.59%) plus 3.25% per annum. However, the $3.5 million portion of our senior credit facility, which is the supplemental loan amount, bears interest at 12% per annum. Letters of credit are subject to a fee of 2% per annum, payable monthly in arrears, and any amounts paid by lenders for a letter of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $600,000 and is required to pay a servicing fee of $10,000 per month, plus pay Wachovia a monthly fee of 0.5% on any unused portion of its senior credit facility. Our senior credit facility contains an EBITDA maintenance covenant, limitations on capital expenditures, as well as other events of default. From September 30, 2004 and through November 30, 2004, the Company was in default of this EBITDA maintenance covenant. However, on January 5, 2005, the Company received a waiver from Wachovia of this EBITDA maintenance covenant under our senior credit facility for the period from September 30, 2004 through November 30, 2004. On August 15, 2005 our senior credit facility was amended to reset the EBITDA covenant through the end of the loan term to $23 million. Through June 30, 2006 the Company was in compliance with this EBITDA covenant. In connection with the extension of the maturity date of our senior credit facility the EBITDA maintenance covenant was increased to $24.0 million at April 2007, $25.0 million at May 2007 and $26.0 million at June 30, 2007 and thereafter.

On October 14, 2004, Wachovia amended its senior credit facility to allow Wachovia to make non-revolving supplemental loans to the Company of up to $3.5 million. These supplemental loans, which are not subjected to borrowing base availability, do not increase the amount of the $20.0 million senior credit facility. GSC, the junior participant to the supplemental loan, funded the $3.5 million loan, which bears interest at 12% per annum, on October 14, 2004. Under the terms of the definitive documentation of the supplemental loan, GSC may receive payment of the outstanding principal balance of the supplemental loans if the Company's excess availability, as defined in our senior credit facility, is not less than $5.0 million for the 30 day period immediately prior to the repayment of these loans and for each of the three business days immediately prior to the date of repayment of the loans. No principal payments have been made to GSC under the supplement loans. On September 19, 2006 the senior lender approved the extension of this facility from April 23, 2007 to February 29, 2008.

(c)	On August 5, 2004 the Company received $4,900,000 from GSC and signed a senior unsecured term note (the ‘‘GSC Note’’). The GSC Note bears interest at 15% per annum and is payable monthly, in arrears, commencing August 31, 2004 until September 2004 and quarterly, in arrears, thereafter. The GSC Note contains identical covenants as our senior credit facility and matures the earlier of April 23, 2007 or such date as excess availability as defined by our senior credit facility is in excess of $7.0 million, after giving effect to the repayment of principal of the GSC Note. In connection with this transaction, GSC, Wachovia and the Company signed a subordination agreement, whereby the parties agree that the Company may pay interest if excess availability is not less than $1.0 million and pay principal if excess availability is in excess of $7.0 million, after giving effect to the respective repayments and no event of default (as defined in our senior credit facility) shall exist or have occurred and be continuing. No principal payments were made to GSC under the senior unsecured term note. On October 17, 2005 this note was assigned to the holder of the Company’s $15.0 million third priority senior secured notes due 2008 (the ‘‘Additional Indebtedness’’). Interest payable was changed to annually on October 17, 2006 and quarterly thereafter. On September 21, 2006, the holder of this note agreed to an extension in the maturity date to February 22, 2008.

(d)	On March 3, 2005, concurrently with the execution of a supplemental indenture, the Company issued the Additional Indebtedness. The Additional Indebtedness was issued with warrants to acquire 40,752 shares, or 5%, of the Company's common stock (the ‘‘Additional Warrants’’). $0.9 million of the purchase price was allocated to the Additional Warrants, which was based upon a valuation model prepared by an independent financial institution that was used for the Warrants issued with the Notes. The original issue discount is being amortized over the life of the Additional Indebtedness. In connection with the offering of the Additional Indebtedness, the Company incurred $2.3 million of transaction costs. Interest on the Additional Indebtedness is 10% per annum in cash and PIK interest of 1% per annum, payable semi-annually in arrears on April 15 and October 15, which commenced on April 15, 2005. The Additional Indebtedness is secured by a third priority lien on all of the Company's and its guarantor subsidiaries' real property and a third priority lien on those assets that secure the Company and its guarantor subsidiaries' obligations under our senior credit facility on a first priority basis. The holders of the Additional Indebtedness are allowed to vote and consent together as one class with the holders of the Notes, except in matters regarding the registration rights agreement. Although the Additional Indebtedness is not and will not be registered with the SEC, the Additional Warrants have registration rights.

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

Aggregate yearly maturities of long-term debt based upon payment terms as of June 30, 2006, are as follows:

2007	$22,189,640
2008	135,699,022
2009	690,420
2010	648,854
2011	180,923
Thereafter	395,574
Subtotal	159,804,433
Less unamortized original issue discount	1,722,875
$158,081,558

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

In July 2006, as part of the assets sold by T-NT six vehicles with a cost of $377,253 were reclassified to assets held for sale.

Future annual lease payments under capital lease obligations as of June 30, 2006 are as follows:

2007	$1,921,269
2008	1,921,269
2009	1,600,811
2010	195,825
2011	101,978
Total	5,741,152
Amount representing interest	775,073
Present value of future minimum lease payments	4,966,079
Current portion of capital lease obligations	1,625,172
Capital lease obligations, net of current portion	$3,340,907

Aggregate maturities under capital lease obligations based upon payment terms as of June 30, 2006 are as follows:

2007	$1,625,172
2008	1,615,448
2009	1,463,680
2010	166,809
2011	94,970
Total	$4,966,079

12.    Other Expense (income) — Other

Other expenses consisted of the following for the year ended June 30, 2004, 2005 and 2006.

	Year Ended June 30,
	2004	2005	2006
Loss (gain) on sale of fixed asset	$(40,451)	$1,058,818	$1,128,930
Interest (income)	(45,057)	(272,609)	(374,959)
Management fee (income)	(21,000)	(56,340)	(56,520)
GSCP management fee expense	232,512	400,000	400,000
Miscellaneous.	15,762	(33,497)	983
Other	$141,766	$1,096,372	$1,098,434

13.    Income Taxes

The benefit from (provision for) income taxes consists of the following:

	Year Ended June 30,
	2004	2005	2006
Current:
Federal	$—	$—	$—
State and local	(104,800)	(86,000)	—
Deferred:	—	—	—
State and local	(372,000)	300,000	—
	$(476,800)	$214,000	$—

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	Year Ended June 30,
	2004	2005	2006
Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes (net of federal benefit)	0.2%	0.3%	—%
Decrease (increase) of valuation allowance	(30.2)%	(33.4)%	(48.4)%
Reorganization costs	6.6%	(0.4)%	(0.4)%
Discount on related party debt acquisition	(8.1)%	—%	—%
Effect of change in rate utilized to compute deferred tax balances and deferred adjustments	—%	—%	13.5%
Other	(1.7)%	—%	1.3%
Effective tax rate	0.8%	0.5%	0.0%

Deferred tax assets (liabilities) are comprised of the following:

	Year Ended June 30,
	2004	2005	2006
Deferred tax assets:
Allowance for doubtful receivables	$601,000	$767,000	$764,000
Loss and tax credit carry forwards	35,551,000	76,515,000	71,545,000
Accrued expenses and other	4,065,000	3,436,000	4,379,000
	40,217,000	80,718,000	76,688,000
Deferred tax liabilities:
Depreciation	(27,979,000)	(31,222,000)	(15,061,000)
Intangible assets	(1,527,000)	(921,000)	(823,000)
Forgiveness of indebtedness income	(6,418,000)	(16,480,000)	(14,410,000)
	(35,924,000)	(48,623,000)	(30,294,000)
Net deferred tax asset	4,293,000	32,095,000	46,394,000
Valuation allowance	(5,215,000)	(32,717,000)	(47,016,000)
Deferred tax liabilities (net)	$(922,000)	$(622,000)	$(622,000)

The Company had available, at June 30, 2006, net operating loss (‘‘NOL’’) carry forwards for regular federal tax purposes of approximately $165 million (after the reduction described below) which expire during the years 2012 through 2026. As described in Note 3, on December 24, 2003, the Company's POR became effective and the Company emerged from bankruptcy protection. As a result of the reorganization, for federal and state income tax purposes, approximately $92.8 million of indebtedness was considered cancelled. The cancellation and related transactions resulted in a reduction of its available net operating loss carry forwards of approximately $39.3 million, capital loss carry forwards of approximately $1.8 million and tax basis of its depreciable assets of $15.1 million and non-depreciable assets of $22.4 million. Further, should a change in ownership, as defined in Section 382 of the Internal Revenue Code occur, the Company's ability to utilize its remaining NOL in future years could be significantly limited.

14.    Related Party Transactions

AETC incurred rent expense of $48,000, $35,200 and $0 for the years ended June 30, 2004, 2005 and 2006, respectively, in connection with the lease of real property from an affiliate.

Upon the effectiveness of the POR on December 24, 2003, AETG and AETC entered into a management services agreement, with GSCP, Inc., an affiliate of GSC, a principal stockholder of the Company. Under the agreement, GSCP, Inc. agrees to advise and consult with our boards of directors and management on certain business, operational and financial matters and provides other advisory services. The agreement provides that AETG and AETC will pay to GSCP, Inc. an annual fee of $500,000 for such services, $400,000 of which was allocated to the Company. The management services agreement terminates when GSC ceases to own any shares of common stock issued upon the effectiveness of the POR. For the years ended June 30, 2004, 2005 and 2006, the Company incurred advisory costs of $232,512, $400,000 and $400,000, respectively, all of which remain unpaid.

On February 10, 2004, the Company entered into a management agreement with Atlantic Transit II Corp. (‘‘ATC’’) and Atlantic School Bus Corp. (‘‘ASBC’’), subsidiaries of AETG. Under the agreement, the Company provides certain administrative services on behalf of ATC and ASBC. The agreement provides that ASBC will pay the Company a monthly fee of $30 per route vehicle. For the years ended June 30, 2004, 2005 and 2006 the company earned $21,000, $56,340 and $56,520 respectively. The assets of ASBC were sold in July of 2006 and this agreement has been terminated.

In connection with the Company entering into the Receivable Agreement, as amended, the President and Chief Executive Officer of the Company has provided a personal guarantee in full support of the agreement, as required by Wachovia, for which he received guarantee fees totaling $175,000 (See Note ‘‘Receivable Agreement’’).

CNY and JBS entered into an agreement with Atlantic Bus Distributors, Inc. (‘‘ABD’’), a wholly owned subsidiary of AETG, to order certain buses through ABD. Central is required to deposit 20% of the cost of these vehicles simultaneously with ABD's receipt of these vehicles from the manufacturers and pay the balance to ABD upon Central's delivery of these vehicles to its customers or within 120 days, whichever comes first. The purchase price of each bus equals the price at which ABD purchased such bus together with any costs incurred by ABD in connection with the purchase of any such vehicles. The Company sold the assets of Central New York Coach Sales and Service, Inc. on August 18, 2003 and closed Jersey Bus Sales, Inc. During the years ended June 30, 2004, 2005 and 2006, total payments made by Central under this agreement were $19,116,476 and $0 and $0, respectively.

15.    Equity

On October 17, 2005, the Company sold 293,663 shares of its Common Stock, $.01 par value per share, to AETG for an aggregate purchase price of $4.9 million. The Company is a wholly owned subsidiary of AETG. AETG obtained $3.7 million of the proceeds of the $4.9 million investment from GSC and $1.2 million from the holder of the Additional Indebtedness (Note 10).

16.    Commitments and Contingencies

Leases

Minimum rental commitments as of June 30, 2006 for non-cancelable equipment and real property operating leases are as follows:

	Year Ended June 30, 2006
	Real Property	Transportation and Other Equipment	Total
2007	$6,253,167	$9,864,155	$16,117,322
2008	5,380,136	9,552,664	14,932,800
2009	4,943,816	7,546,978	12,490,794,
2010	4,704,290	6,142,903	10,847,193
2010	3,878,824	4,747,373	8,626,197
Thereafter	22,654,457	1,937,318	24,591,775
	$47,814,690	$39,791,391	$87,606,081

Total rental charges amounted to $8,337,968, $10,214,299 and $16,009,791 for the years ended June 30, 2004, 2005 and 2006, respectively.

Litigation

The Company is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of AETC. There are various claims, which are insured under an automobile insurance policy issued by Reliance National Indemnity Company (‘‘Reliance’’) for the period February 28, 1997 through December 31, 1998. Reliance is insolvent and as such the New York Public Motor Vehicle Liability Fund is required to provide coverage in lieu of Reliance. In May 2002, the New York State Insurance Department Liquidation Bureau notified the Company that this fund is financially strained and will be unable to provide defense or indemnification for claims, which arose during the Reliance policy period. The Company has commenced an action against the Superintendent of Insurance of New York to compel him to provide coverage, however, any related claims will be settled under the liabilities subject to compromise as a result of the reorganization.

Environmental

The Company is aware that certain properties and facilities it owns or operates may be subject to environmental remediation in the future due to the potential impact of asbestos contaminating material and offsite issues such as leaking underground storage tanks or previous or current industrial operations. In addition, the Company has recently received notices of violations and potential violations related to certain environmental matters. The Company hired an environmental consultant, who completed Phase I Environmental Site Assessments on approximately seven of the Company's properties. Based upon the reports of the environmental consultant, the Company believes that any penalty or remediation cost would not be material. In addition, the Company has recently settled two environmental claims for immaterial amounts. As a result, management and counsel do not believe that the penalties, if any, will be material.

Outstanding Letters of Credit

Letters of credit totaling approximately $15.3 million and $13.6 million related to the collateralization of self insurance deductibles and worker's compensation insurance and automobile liability insurance loss funds, were outstanding as of June 30, 2005 and 2006, respectively.

Performance Security

AETC's transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit or cash retainages.

In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 2005 and 2006 AETC has provided performance bonds aggregating approximately $53.1 million and $24.3 million respectively.

Employment Agreements

At June 30, 2006, AETC has employment agreements with certain executives that require payments of $928,960 and $778,684 in fiscal year 2007 and 2008 respectively.

Under an employment agreement dated November 25, 2003 with an executive, that executive receives a cash exit bonus, upon a change in control, equal to the fair market value, as of the date of such change in control, of 1.5% of all issued and outstanding Company common shares immediately following the effective date of the reorganization. The exit bonus is also due and payable on a reduced basis, as defined, in the event the executive leaves the Company. In the event a change in control has not occurred prior to December 31, 2010 the exit bonus is payable January 1, 2011. The amount of this exit bonus accrued as of June 30, 2006, is $130,560.

The same executive received a performance bonus of $500,000 for 2006, in connection with the new DOE extension agreement.

Under an employment agreement dated April 1, 2006 with another executive, that executive receives a cash exit bonus, upon a change in control, equal to the fair market value, as of the date of such change in control, of 0.5% of all issued and outstanding Company common shares immediately following the effective date of the reorganization. The exit bonus is also due and payable on a reduced basis, as defined, in the event the executive leaves the Company. In the event a change in control has not occurred prior to December 31, 2010 the exit bonus is payable January 1, 2011. No bonus was accrued as of June 30, 2006 because the Company believes the amount is not material.

The same executive received a performance bonus of $40,000 for 2006, in connection with the new DOE extension agreement.

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

AETC's contributions were approximately $387,000, $362,000 and $384,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

AETC has a qualified Profit Sharing Plan for eligible employees (primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC's contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC's contributions were approximately $68,000, $79,000 and $84,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

The Company contributed to the pension plans of various unions covering drivers, mechanics and other workers as part of related union agreements. Such contributions amounted $5,840,000, $6,162,000 and $6,924,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

18.    Major Customer and Concentration of Credit Risk

For the years ended June 30, 2004, 2005 and 2006, revenues derived from the DOE were the following:

	Year Ended June 30,
	2004	2005	2006
Total revenues from continuing operations	$363,520,687	$363,675,565	$414,458,068
DOE revenues – $	$155,217,213	$160,830,952	211,565,437
DOE revenues – %	42.70%	44.22%	51.10%

As of June 30, 2005 and June 30, 2006, AETC had accounts receivable including retainage from the DOE of $15,102,816 and $20,711,605, respectively.

At June 30, 2005 and 2006, substantially all cash and cash equivalents were on deposit with one major financial institution. Deposits held with banks may exceed the amounts of insurance provided on such deposits.

Approximately three quarters of the Company's employees are subject to thirty collective bargaining agreements that either will have or expire over the next two to five years.

19.    Sales and Leaseback Transactions

On April 26, 2005, Metro Affiliates, Inc. a subsidiary of the Company sold a facility for a gross purchase price of $4,460,000 and leased back the same property for a period of approximately twenty years. The triple net lease, which is being accounted for as an operating lease, calls for monthly payments of $36,667 with annual increments of two percent. The gain on the transaction was $2,465,150 and is being amortized over the leaseback period on a straight-line basis.

On July 6, 2005, 201 West Sotello Realty Inc., a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Los Angeles, California. The sale and lease back was pursuant to the Agreement and Escrow Instructions for Purchase of Real Estate (the ‘‘Agreement and Escrow Instructions’’) with S.R. Partners (the ‘‘Buyer’’). Pursuant to the Agreement and Escrow Instructions, 201 West Sotello Realty Inc. sold to the Buyer its owned real property located in Los Angeles, California for a gross purchase price of $5,000,000. In connection with the sale of the property, Atlantic Express of L.A. Inc., a subsidiary of the Company, agreed to leaseback the premises from the Buyer for a term of approximately ten years. The triple net lease called for a monthly payment of $39,583 with annual increments of 2.5%. Atlantic Express of L.A. Inc. is responsible for all real property taxes and certain insurance costs under the lease. The gain on this transaction was $737,268 and is being amortized over the leaseback period on a straight-line basis.

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

20.    Subsequent Events

On July 27, 2006, T-NT, a subsidiary of the Company, completed the sale of substantially all of its assets. Pursuant to the Contract of Sale, T-NT sold substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto, the Company’s president received $100,000 as consideration for entering into a five year non-competition agreement. The Company will recognize a gain on the sale of these assets of $5.8 million in the first quarter of fiscal year 2007. Revenues from T-NT represented 2.4% and 2.3% of total revenue and income (loss) before taxes represented (0.6)% and 1.0% for the years ended June 30, 2005 and 2006, respectively. Due to immateriality, these operations were not presented as discontinued operations.

On September 19, 2006, our senior lender approved the extension of our senior credit facility to February 29, 2008. The EBITDA LTM covenant was increased to $24.0 million effective April 2007, $25.0 million effective May 2007 and $26.0 million effective June 30, 2007 and thereafter. In addition, the senior lender approved an increase in the revolving line of credit by $10.0.

On September 21, 2006 the holder of the $4.9 million senior unsecured note approved an extension of in the maturity date from April 23, 2007 to February 22, 2008.

21.    Segment Information

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

Paratransit and Transit Operations provide paratransit service in New York and Arizona for physically and mentally challenged persons who are unable to use standard public transportation. The Company also reserved and scheduled passenger service requests under our contract in Arizona. The remainder of our paratransit and transit operations revenue comes from fixed route transit, express commuter line and charter and tour bus services. The contract in Arizona, which generated approximately 11.7% and 5.7% of the revenues for our paratransit and transit operations in fiscal years 2004 and 2005, respectively, expired in December 2004 and was not renewed.

The summarized segment information (excluding discontinued operations), as of and for the years ended June 30, 2004 and 2005 are as follows:

	Year Ended June 30, 2004
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$321,465,664	$42,055,023	$363,520,687
Cost of operations	285,644,957	35,033,632	320,678,589
Income (loss) from operations	(8,300,217)	1,697,596	(6,602,621)
Total assets	233,320,706	21,459,733	254,780,439
Capital expenditures	18,566,304	668,872	19,235,176
Depreciation and amortization	23,549,097	2,737,828	26,286,925

	Year Ended June 30, 2005
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$319,604,294	$44,071,271	$363,675,565
Cost of operations	298,907,448	38,490,635	337,398,083
Income (loss) from operations	(18,240,314)	1,072,197	(17,168,117)
Total assets	229,119,965	17,885,499	247,005,464
Capital expenditures	5,994,616	2,196,812	8,191,428
Depreciation and amortization	23,904,131	2,084,100	25,988,231

	Year Ended June 30, 2006
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$368,065,542	$45,992,526	$414,058,068
Cost of operations	329,669,220	39,474,226	369,143,446
Income (loss) from operations	(4,520,801)	2,580,679	(1,940,122)
Total assets	202,371,791	11,154,414	213,426,205
Capital expenditures	649,186	5,883,920	6,533,106
Depreciation and amortization	26,563,349	1,635,979	28,199,328

	Years Ended June 30
Reconciliation to net income (loss)	2004	2005	2006
	(In thousands)
Income (loss) from operations	$(6,603)	$(17,168)	$(1,940)
Forgiveness of indebtedness income	101,493	—	—
Interest expense	(25,196)	(23,514)	(25,941)
Reorganization costs	(11,177)	(566)	(569)
Other income (loss)	(142)	(1,096)	(1,099)
Income (loss) before benefit from (provision for) income taxes and discontinued operations	$58,375	$(42,344)	$(29,549)

22.   Supplemental Financial Information

AETC has no independent assets or operations, the guarantees of the Notes are full and unconditional and joint and several, and any subsidiaries of AETC other than the subsidiary guarantors are minor, in accordance with Rule 3-10 of Regulation S-X.

23.    Valuation Allowances

	Balance at Beginning of Period	Additions- Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended June 30, 2004
Allowance for doubtful accounts(1)	$883,000	$241,000	$(211,000)	$1,335,000
Valuation allowance for deferred taxes(2)	$29,483,000	$—	$24,268,000	$5,215,000
Year Ended June 30, 2005:
Allowance for doubtful accounts(1)	1,335,029	733,310	363,490	1,704,849
Valuation allowance for deferred taxes(2)	5,215,000	27,502,000	—	32,717,000
Year Ended June 30, 2006:
Allowance for doubtful accounts(1)	1,704,849	120,000	64,539	1,760,310
Valuation allowance for deferred taxes(2)	32,717,000	14,299,000	—	47,016,000

(1)	Deductions from allowances represent losses or expenses for which the respective allowances were created. In the case of the allowances for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2)	Adjustments associated with the Company's assessment of the deferred tax assets. For the year ended June 30, 2004 the valuation allowance was reduced by approximately $20.5 million due primarily to the pre-tax income effect of the forgiveness of indebtedness income impacting the related federal and state net operating loss carry forwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2006.

Atlantic Express Transportation Corp.
By:	/s/ Nathan Schlenker
Nathan Schlenker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each of the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2006.

SIGNATURE	TITLE

Peter Frank

Director, Chief Executive Officer and President (Principal Executive Officer)

Domenic Gatto

Director

Matthew Kaufman

Director

Adam Draizin

Chief Financial Officer (Principal Financial and Accounting Officer)

Nathan Schlenker