Form 10-Q
period 2006-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2006-11-14
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes       No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 14, 2006 was 945,263.

PART I.

FINANCIAL INFORMATION

Item I.     Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$766,974	$501,271
Accounts receivable, net of allowance for doubtful accounts of $1,790,310 and $1,760,310, respectively	50,925,496	46,084,799
Inventories	2,719,134	2,763,901
Assets held for sale	—	6,222,679
Prepaid insurance	32,266,362	34,881,384
Prepaid expenses and other current assets	6,622,813	3,740,504
Total current assets	93,300,779	94,194,538
Property, plant and equipment, at cost, less accumulated depreciation	90,074,289	93,477,922
Other assets:
Restricted cash and cash equivalents	4,586,111	3,728,146
Restricted marketable securities	2,934,407	4,428,627
Transportation contract rights, net	3,033,674	3,162,134
Deferred financing costs, net	5,273,985	6,200,525
Deposits and other non-current assets	10,555,666	8,234,313
Total other assets	26,383,843	25,753,745
TOTAL ASSETS	$209,758,911	$213,426,205
Liabilities and Shareholder's Deficit
Current liabilities:
Current portion of long-term debt	$24,368,856	$22,196,184
Current portion of capital lease obligations	1,493,373	1,625,172
Insurance financing payable	2,184,091	4,086,924
Controlled disbursements account—checks issued not funded	5,114,091	2,202,664
Accounts payable, accrued expenses and other current liabilities	21,804,418	26,222,915
Accrued compensation	5,268,128	3,166,608
Current portion of insurance reserves	1,175,256	1,458,766
Accrued interest	9,627,366	5,429,594
Payable to creditors under the plan of reorganization – current portion	1,545,437	2,128,413
Total current liabilities	72,581,016	68,517,240
Long-term debt, net of current portion	136,192,144	135,885,374
Capital lease obligations, net of current portion	3,432,203	3,340,907
Insurance reserves, net of current portion	585,941	457,434
Deferred income, net of current portion and other long-term liabilities	3,416,855	3,328,464
Deferred state and local income taxes	622,000	622,000
Payable to creditors under the plan of reorganization, net of current portion	1,312,054	1,307,959
Total liabilities	218,142,213	213,459,378
Commitments and contingencies
Shareholder's deficit:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	9,453
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(123,315,881)	(114,816,797)
Accumulated other comprehensive loss	(15,938)	(164,893)
Total shareholder's deficit	(8,383,302)	(33,173)
TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$209,758,911	$213,426,205

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
School bus operations	$57,804,362	$55,586,660
Paratransit and transit operations	11,959,042	11,700,394
Total revenues	69,763,404	67,287,054
Costs and expenses:
Cost of operations—School bus operations	58,445,589	55,789,208
Cost of operations—Paratransit and transit operations	10,507,450	10,164,588
General and administrative	3,921,093	4,629,211
Depreciation and amortization	4,563,554	6,071,880
Total operating costs and expenses	77,437,686	76,654,887
Loss from operations	(7,674,282)	(9,367,833)
Other income (expense):
Interest expense	(6,181,081)	(6,426,707)
Reorganization costs	1,422	(59,236)
Other income (loss)	(257,710)	38,080
Loss before discontinued operations	(14,111,651)	(15,815,696)
Gain (loss) from discontinued operations	5,612,567	(1,324)
Net loss	$(8,499,084)	$(15,817,020)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,499,084)	$(15,817,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sales of marketable securities and investments	45,367	(5,582)
Depreciation	4,435,094	5,379,468
Fixed asset impairment	—	445,137
Amortization	1,054,482	1,175,404
Original issue discount interest	243,537	243,537
Reserve for doubtful accounts receivable	30,000	30,000
Gain on sale of business	(5,868,473)	—
Loss (gain) on sales of fixed assets, net	300,995	(33,648)
Decrease (increase) in:
Accounts receivable	(4,870,697)	333,151
Inventories	44,767	(310,337)
Prepaid expenses and other current assets	(28,075)	1,039,738
Deposit and other non-current assets	(2,321,353)	(548,964)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	1,951,325	4,601,968
Controlled disbursement account	2,911,427	(2,041,000)
Insurance financing payable	(1,902,833)	(1,780,191)
Payable to creditors under plan of reorganization	(578,881)	(316,574)
Insurance reserves and other long-term liabilities	(66,611)	(259,961)
Net cash used in operating activities	(13,119,013)	(7,864,874)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,394,751)	(1,860,523)
Purchase of transportation contract rights	—	(1,421,772)
Proceeds from sale of business	11,760,113	—
Proceeds from sales of fixed assets	356,122	5,778,089
Increase (decrease) in restricted cash and cash equivalents	(857,965)	69,473
Purchases of marketable securities	(547,507)	(1,470,702)
Proceeds from sales or redemptions of marketable securities	2,144,833	1,299,708
Net cash provided by investing activities	11,460,845	2,394,273

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Proceeds from senior credit facility, net	$2,233,619	$539,910
Distribution to parent company	—	(110,000)
Principal payments on borrowings and capital lease obligations	(309,748)	(344,261)
Deferred financing costs	—	(234,817)
Net cash provided by (used in) financing activities	1,923,871	(149,168)
Net increase (decrease) in cash and cash equivalents	265,703	(5,619,769)
Cash and cash equivalents, beginning of year	501,271	6,834,961
Cash and cash equivalents, end of period	$766,974	$1,215,192
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$612,428	$931,867
Income taxes	$56,156	$51,892
Supplemental disclosures of non-cash investing and financing activity:
Cash paid during the period for:
Loans incurred for purchases of property, plant and equipment	$202,000	$—

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Basis of Accounting

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Atlantic Express Transportation Corp.’s (the ‘‘Company’s’’) financial statements as of and for the year ended June 30, 2006 as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments and accruals, (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.    Sale of Business

On July 27, 2006, T-NT Bus Service, Inc., a subsidiary of the Company (‘‘T-NT’’), completed the sale of substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto, the Company’s Chief Executive Officer and President received $100,000 as consideration for entering into a five year non-competition agreement. The Company recognized a gain on the sale of these assets of approximately $5.6 million, net for the three months ended September 30, 2006 which is included in gain from discontinued operations. The operating results of T-NT were not restated as discontinued operations for the three months ended September 30, 2005 due to immateriality.

3.    Senior Credit Facility

On September 19, 2006 our senior lender approved the extension of our senior credit facility to February 29, 2008 and on October 12, 2006 the amendment was executed. The LTM EBITDA covenant was increased to $24.0 million effective April 2007, $25.0 million effective May 2007 and $26.0 million effective June 30, 2007 and thereafter. The Accounts Purchase and Sales Agreement was also extended to February 29, 2008. In addition, our revolving line of credit was increased by $10.0 million to $30.0 million effective October 12, 2006.

4.    Extension of Senior Unsecured Note

On September 21, 2006 the holder of the $4.9 million senior unsecured note approved an extension of the maturity date from April 23, 2007 to February 22, 2008.

5.    PIK Interest

On September 30, 2006, the Company did not satisfy the maintenance of net leverage test under (the ‘‘Indenture’’) governing its outstanding senior secured notes due 2008 (the ‘‘Notes’’). As a result, the Company is required to pay additional interest at a rate of 2% per annum in the form of payment in kind ‘‘PIK’’ notes. All PIK notes have identical terms to the Notes on which they are payable. The Company is also required to pay the 2% per annum of PIK interest to the holders of its outstanding Third Priority Secured Note as a result of not satisfying a comparable maintenance of net leverage test applicable to those notes. The Company will issue the PIK notes on each remaining semi-annual interest payment date of April 15 and October 15, beginning April 15, 2007. Because the obligation to pay additional interest on the Notes in the form of PIK notes began effective as of September 30, 2006, the initial issuance of PIK notes will cover additional interest from that date for a period which will exceed six months. Subsequent issuances of PIK notes on semi-annual interest payment dates will cover additional interest for the corresponding six month period.

6.    New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (‘‘we’’ or the ‘‘Company’’) is the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 120 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2007, we have contracts to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of September 30, 2006, we had a fleet of approximately 5,700 vehicles operating from approximately 50 facilities.

School bus transportation services accounted for 82.9% and 82.6% of our revenues from continuing operations for the three months ended September 30, 2006 and 2005, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 17.1% and 17.4% of our revenues from continuing operations for the three months ended September 30, 2006 and 2005, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (‘‘RFP’’) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.

Results of Operations(1)

	Three Months Ended September 30,
	2006		2005
	(unaudited)
	(in millions, except percentages)
Revenues	$69.8	100.0%	$67.3	100.0%
Cost of operations	69.0	98.8%	66.0	98.0%
General and administrative	3.9	5.6%	4.6	6.9%
Depreciation and amortization	4.6	6.5%	6.1	9.0%
Loss from operations	(7.7)	(11.0)%	(9.4)	(13.9)%
Interest expense	6.2	8.9%	6.4	9.6%
Loss before discontinued operations	(14.1)	(20.2)%	(15.8)	(23.5)%

(1)	All figures are from continuing operations.

Results of Operations – Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.    Revenues from school bus operations were $57.8 million for the three months ended September 30, 2006 compared to $55.6 million for the three months ended September 30, 2005, an increase of $2.2 million, or 4.0%. This increase was due to $1.6 million of price increases and $2.1 million of service requirement increases due primarily to two more revenue days and approximately 140 new routes in New York City operations offset by $1.5 million in lost or sold contracts

Revenues from paratransit and transit operations were $12.0 million for the three months ended September 30, 2006 compared to $11.7 million for the three months ended September 30, 2005, an increase of $0.3 million or 2.2%. This increase was due to $0.3 million of price increases and increases in service requirements from existing contracts for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

Cost of Operations.    Cost of operations of school bus operations were $58.4 million for the three months ended September 30, 2006 compared to $55.8 million for the three months ended September 30, 2005, an increase of $2.7 million or 4.8%. This increase was primarily due to an increase in vehicle lease expense of $1.6 million as the Company continues to finance its vehicle requirements through the use of operating leases, an increase in rent expense of $0.4 million and an increase in vehicle insurance expense of $0.4 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Salaries and wages were $29.8 million for the three months ended September 30, 2006 compared to $30.1 million for the three months ended September 30, 2005, a decrease of $0.3 million or 1.0%. As a percentage of revenues, salaries and wages decreased to 51.6% for the three months ended September 30, 2006, from 54.2% for the three months ended September 30, 2005. As a percentage of revenues, cost of operations increased to 101.1% for the three months ended September 30, 2006, from 100.4% for the three months ended September 30, 2005.

Cost of operations of paratransit and transit operations were $10.5 million for the three months ended September 30, 2006 compared to $10.2 million for the three months ended September 30, 2005, an increase of $0.3 million or 3.4%. This increase was primarily due to an increase in salaries and wages and employee fringe benefits. As a percentage of revenues, salaries and wages increased to 50.1% for the three months ended September 30, 2006, from 49.9% for the three months ended September 30, 2005.

General and administrative expenses.    General and administrative expenses from school bus operations were $3.3 million for the three months ended September 30, 2006 compared to $4.1 million for the three months ended September 30, 2005, a decrease of $0.8 million or 19.0%. This decrease was primarily due to a decreases in administrative payroll including a $0.5 million contract renewal bonus paid to certain executives in connection with the extension agreement with the New York City Department of Education (the ‘‘DOE’’) for the three months ended September 30, 2005. As a percentage of school bus operations revenues, general and administrative expenses decreased to 5.7% for the three months ended September 30, 2006, from 7.4% for the three months ended and September 30, 2005.

General and administrative expenses from paratransit and transit operations were $0.6 million for the three months ended September 30, 2006 compared to $0.5 million for the three months ended September 30, 2005, an increase of $0.1 million or 12.7%. This increase was primarily due to an increase in administrative payroll and fringe benefits. As a percentage of paratransit and transit operations revenues, general and administrative expenses increased to 5.1% for the three months ended September 30, 2006, from 4.6% for the three months ended September 30, 2005.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $4.2 million for the three months ended September 30, 2006 compared to $5.7 million for the three months ended September 30, 2005, a decrease of $1.5 million, or 26.5%. This decrease was primarily due to $0.4 million of impairment to fixed assets for the three months ended September 30, 2005 and the Company having $1.1 million of lower depreciation expense due to following items; a $0.3 million decrease in depreciation due to the sale of assets in prior periods, $0.5 million decrease due to assets impaired in prior periods and $0.3 million decrease as some of the assets are now fully depreciated. The Company also had less fixed assets in the current period as a result of the Company continuing to finance its vehicle requirements through the use of operating leases.

Depreciation and amortization expense from paratransit and transit operations was $0.3 million for the three months ended September 30, 2006 and for the three months ended September 30, 2005, respectively.

Operating income (loss) from operations.    Operating loss from school bus operations was $8.2 million for the three months ended September 30, 2006 compared to $10.0 million loss for the three months ended September 30, 2005, a decrease in loss of $1.9 million, or 18.5%, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $0.5 million for the three months ended September 30, 2006 compared to $0.7 million for the three months ended September 30, 2005, a decrease of $0.2 million, or 24.9%, due to the net effect of the items discussed above.

Interest expense.    Interest expense from continuing operations was $6.2 million for the three months ended September 30, 2006 compared to $6.4 million for the three months ended September 30, 2005, a decrease of $0.2 million, or 3.8%. The decrease was primarily due to $0.1 million decrease in interest expense on purchase money debt and capital lease obligation debt.

Loss before discontinued operations.    Due to the net effect of the items discussed above we experienced a loss before discontinued operations of $14.1 million for the three months ended September 30, 2006, compared to a loss of $15.8 million for the three months ended September 30, 2005, a decrease in loss of $1.7 million.

Gain (loss) from discontinued operations.    We experienced a gain from discontinued operations of $5.6 million, net from the sale of fixed assets for the three months ended September 30, 2006 (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q) compared to a minimal loss from discontinued operations for the three months ended September 30, 2005.

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

The Company operated a fleet of approximately 5,700 vehicles as of September 30, 2006 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis.

The Company anticipates approximately $5.0 million of non-vehicle capital expenditures for the fiscal year ending June 30, 2007, of which $1.6 million were made for the three months ended September 30, 2006. The Company plans to meet its vehicle requirements by leasing as it did for the fiscal year ended June 30, 2006. Vehicle lease expense increased $1.6 million for the three months ended September 30, 2006 from the three months ended September 30, 2005. The Company anticipates its vehicle lease expense will increase approximately $6.7 million for the fiscal year ending June 30, 2007.

On July 27, 2006, T-NT, a subsidiary of the Company, completed the sale of substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto, the Company’s Chief Executive Officer and President, received $100,000 as consideration for entering into a five-year non-competition agreement. The Company recognized a gain on the sale of these assets of approximately $5.9 million in the first quarter of fiscal year 2007 which was included in gain from discontinued operations.

On September 21, 2006 the holder of the $4.9 million senior unsecured note approved an extension of the maturity date from April 23, 2007 to February 22, 2008.

On September 30, 2006, the Company did not satisfy the maintenance of net leverage test under the Indenture governing its outstanding Notes. As a result, the Company is required to pay additional interest at a rate of 2% per annum in the form of payment in kind ‘‘PIK’’ notes. All PIK notes have identical terms to Notes on which they are payable. The Company is also required to pay the 2% per annum of PIK interest to the holders of its outstanding Third Priority Secured Note as a result of not satisfying a comparable maintenance of net leverage test applicable to those notes. The Company will issue the PIK notes on each remaining semi-annual interest payment date of April 15 and October 15, beginning April 15, 2007. Because the obligation to pay additional interest in the form of PIK notes began effective as of September 30, 2006, the initial issuance of PIK notes will cover additional interest from that date for a period which will exceed six months. Subsequent issuances of PIK notes on semi-annual interest payment dates will cover additional interest for the corresponding six month period.

On October 12, 2006, the Company amended its senior credit facility to increase its maximum borrowing activity under the revolving credit facility by $10.0 million from $20.0 million to $30.0. In addition, the senior credit facility was further amended by extending the termination date from April 22, 2007 to February 29, 2008.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. The Company also uses substantial amounts of fuel in its operations. Significant increases in the cost of fuel will have a material effect on its operations. The Company believes that the borrowings under its increased senior credit facility and the proceeds from the sale of T-NT, together with its existing cash and cash flow from operations and the continuing effect of its extension agreement with the DOE will be sufficient to fund the Company’s anticipated liquidity requirements for the next fiscal year.

As of September 30, 2006, total current assets were $90.1 million and total current liabilities were $72.6 million. At September 30, 2006, the Company’s debt under its $20.0 million senior credit facility was $20.0 million, including the $3.5 million supplemental loan, and it had no borrowing availability, based on the Company’s borrowing base calculations. The Company’s letter of credit line was fully utilized. On October 31, 2006, the Company’s debt under its senior credit facility was $23.5 million (including the $3.5 million supplemental loan), and it had $3.2 million in borrowing availability, based upon the Company’s borrowing base calculations. On October 31, 2006, the Company had $115.0 million aggregate principal amount outstanding of the Notes and $15.0 million outstanding of the Third Priority Senior Secured Note.

Net cash used in operating activities.    Net cash used in operating activities was $13.1 million for the three months ended September 30, 2006, resulting primarily from $16.9 million used in operating activities and cash used due to changes in the components of working capital of $1.9 million (primarily an increase in accounts receivable of $4.9 million, partially offset by an increase in controlled disbursement account of $2.9 million), partially offset by non cash items of $5.7 ($5.5 million of depreciation and amortization and $0.2 million of amortization of original issue discount.)

Net cash used in operating activities was $7.9 million for the three months ended September 30, 2005, resulting primarily from $17.0 million used in operating activities partially offset by cash provided due to changes in the components of working capital of $1.8 million (primarily a decrease in prepaid expenses and other current assets of $1.3 million, and an increase of $4.6 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, partially offset by an increase in controlled disbursement account of $2.0 million and an increase in insurance financing payable of $1.8 million), and by non-cash items of $6.6 million of depreciation and amortization, $0.4 million of fixed asset impairment and $0.2 million of amortization of original issue discount.

Net cash provided by investing activities.    For the three months ended September 30, 2006, the net cash provided by investing activities was $11.5 million resulting primarily from $11.8 million of proceeds from the sale of business, $0.4 million of proceeds from the sale of fixed assets and $2.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $1.4 million of capital expenditures, which were financed from operating cash flows, $0.9 million decrease in restricted cash and $0.5 million in purchases of marketable securities.

For the three months ended September 30, 2005, the net cash provided by investing activities was $2.4 million resulting primarily from the $5.8 million of proceeds from the sale and leaseback of our California facility, partially offset by the purchase of $1.4 million of transportation contract rights and $1.9 million of capital expenditures, which were financed from operating cash flows.

Net cash provided by financing activities.    Net cash provided by financing activities totaled $1.9 million for the three months ended September 30, 2006 due primarily to $2.2 million net borrowings under the senior credit facility offset by $0.3 million in payments on borrowings under capital leases and purchase money mortgages.

Net cash used in financing activities totaled $0.1 million for the three months ended September 30, 2005 due primarily to $0.3 million in payments on borrowings under capital leases and purchase money mortgages and $0.2 million in deferred financing costs, partially offset by $0.5 million net borrowings under the senior credit facility.

Commitments and Contingencies

Reference is made to Note 16 ‘‘Commitments and Contingencies’’ of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for a description of the Company’s material commitments.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to our critical accounting policies as of September 30 , 2006.

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

We operated a fleet of approximately 5,700 vehicles as of September 30, 2006 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of September 30, 2006, our only material variable rate borrowings are the Senior Secured Floating Rate Notes (LIBOR plus 9.2% interest) and $16.5 million of the $20.0 million of borrowings under our $20.0 million senior credit facility (prime plus 1% interest). As of September 30, 2006, we had approximately $20.0 million (of which $3.5 million has a fixed interest rate of 12%) of borrowings outstanding under our senior credit facility and a $3.5 million advance under the letter of credit facility. A 100 basis point increase in interest rates, applied to our variable rate borrowings as of September 30, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

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

As of the end of the period covered by this Form 10-Q, the Company again carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were still ineffective as of the end of the period covered by this Form 10-Q. The Company continues to review its disclosure controls and procedures in order to improve their effectiveness. Although the process is ongoing, the Company has identified a need to modify its financial period closing from a sequential to a more simultaneous process, to reduce the time necessary to properly complete its financial statement preparation and review. As the review process continues, the Company may identify other areas for improvement. The Company has implemented improvements, but cannot yet determine when all improvements will be completed or have the intended effect.

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of the Notes. Please refer to the Company’s Annual Report on Form 10-K for fiscal year 2006 for additional information concerning these risk factors and other uncertainties that could negatively impact the Company. There have been no material changes to those risk factors as previously disclosed.

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

ATLANTIC EXPRESS TRANSPORTATION CORP.

Date: November 14, 2006	By: /s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By: /s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
3.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3.3	Section 1350 Certification of Principal Executive Officer
3.4	Section 1350 Certification of Principal Financial Officer