Form 10-Q
period 2006-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2007-02-13
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 13, 2007 was 945,263

PART I.

FINANCIAL INFORMATION

Item I.    Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,682,571	$501,271
Accounts receivable, net of allowance for doubtful accounts of $1,217,228 and $1,760,310, respectively	53,457,408	46,084,799
Inventories	2,737,304	2,763,901
Assets held for sale	—	6,222,679
Prepaid insurance	21,895,439	34,881,384
Prepaid expenses and other current assets	6,044,120	3,740,504
Total current assets	90,816,842	94,194,538
Property, plant and equipment, at cost, less accumulated depreciation	87,068,014	93,477,922
Other assets:
Restricted cash and cash equivalents	645,000	3,728,146
Restricted marketable securities	—	4,428,627
Transportation contract rights, net	2,905,214	3,162,134
Deferred financing costs, net	4,421,516	6,200,525
Deposits and other non-current assets	11,464,645	8,234,313
Total other assets	19,436,375	25,753,745
TOTAL ASSETS	$197,321,231	$213,426,205
Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of long-term debt	$18,050,474	$22,196,184
Current portion of capital lease obligations	1,532,995	1,625,172
Insurance financing payable	785,831	4,086,924
Controlled disbursements account—checks issued not funded	5,129,689	2,202,664
Accounts payable, accrued expenses and other current liabilities	21,350,180	26,222,915
Accrued compensation	5,018,403	3,166,608
Current portion of insurance reserves	909,436	1,458,766
Accrued interest	5,478,556	5,429,594
Payable to creditors under the plan of reorganization—current portion	1,440,890	2,128,413
Total current liabilities	59,696,454	68,517,240
Long-term debt, net of current portion	137,241,020	135,885,374
Capital lease obligations, net of current portion	2,878,184	3,340,907
Insurance reserves, net of current portion	467,617	457,434
Deferred income, net of current portion and other long-term liabilities	3,492,409	3,328,464
Deferred state and local income taxes	622,000	622,000
Payable to creditors under the plan of reorganization, net of current portion	1,312,054	1,307,959
Total liabilities	205,709,738	213,459,378
Commitments and contingencies
Shareholder’s deficit:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	9,453
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(123,337,024)	(114,816,797)
Accumulated other comprehensive loss	—	(164,893)
Total shareholder’s deficit	(8,388,507)	(33,173)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$197,321,231	$213,426,205

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues:
School bus operations	$107,470,959	$98,533,740	$165,275,321	$154,120,401
Paratransit and transit operations	11,513,449	10,985,109	23,472,491	22,685,502
Total revenues	118,984,408	109,518,849	188,747,812	176,805,903
Costs and expenses:
Cost of operations—School bus operations	92,316,550	87,192,952	150,762,139	142,982,164
Cost of operations—Paratransit and transit operations	10,468,370	9,721,440	20,975,820	19,886,024
General and administrative	4,484,576	4,933,621	8,405,669	9,562,832
Depreciation and amortization	4,611,618	5,680,015	9,175,172	11,751,895
Total operating costs and expenses	111,881,114	107,528,028	189,318,800	184,182,915
Income (loss) from operations	7,103,294	1,990,821	(570,988)	(7,377,012)
Other expense:
Interest expense	(7,071,874)	(6,597,064)	(13,252,955)	(13,023,771)
Reorganization costs	(37,892)	(33,224)	(36,470)	(92,460)
Other loss	(14,671)	(139,259)	(272,381)	(101,179)
Loss before discontinued operations	(21,143)	(4,778,726)	(14,132,794)	(20,594,422)
Gain (loss) from discontinued operations	—	(1,076)	5,612,567	(2,400)
Net loss	$(21,143)	$(4,779,802)	(8,520,227)	$(20,596,822)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,520,227)	$(20,596,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of marketable securities and investments	67,841	6,836
Depreciation	8,918,252	10,775,713
Fixed asset impairment	—	445,137
Amortization	2,161,788	2,406,130
Original issue discount interest	487,074	487,075
Reserve for doubtful accounts receivable	60,000	60,000
Gain on sale of business	(5,868,473)	—
Loss on sales of fixed assets, net	271,623	97,062
Decrease (increase) in:
Accounts receivable	(7,432,609)	(716,364)
Inventories	26,597	(131,360)
Prepaid expenses and other current assets	10,921,541	6,397,268
Deposits and other non-current assets	(3,230,332)	(3,158,276)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	(2,212,944)	(2,872,215)
Controlled disbursement account	2,927,025	675,735
Insurance financing payable	(3,301,093)	(2,792,142)
Payable to creditors under plan of reorganization	(683,428)	(378,270)
Insurance reserves and other long-term liabilities	(375,202)	(696,505)
Net cash used in operating activities	(5,782,567)	(9,990,998)
Cash flows from investing activities:
Additions to property, plant and equipment	(2,663,269)	(2,987,751)
Purchase of transportation contract rights	—	(1,421,772)
Proceeds from sale of business	11,760,113	—
Proceeds from sales of fixed assets	565,657	7,045,453
Decrease in restricted cash and cash equivalents	3,083,146	1,700,835
Purchases of marketable securities	(547,507)	(2,738,990)
Proceeds from sales or redemptions of marketable securities	5,072,704	2,555,399
Net cash provided by investing activities	17,270,844	4,153,174

Continued

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from financing activities:
Payments on senior credit facility, net	$(3,971,529)	$(1,607,947)
Distribution to parent company	—	(110,000)
Proceeds from sale of common stock	—	4,900,000
Principal payments on borrowings and capital lease obligations	(1,209,071)	(1,568,234)
Deferred financing costs	(126,377)	(277,173)
Net cash provided by (used in) financing activities	(5,306,977)	1,336,646
Net increase (decrease) in cash and cash equivalents	6,181,300	(4,501,178)
Cash and cash equivalents, beginning of year	501,271	6,834,961
Cash and cash equivalents, end of period	$6,682,571	$2,333,783
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,922,225	$10,047,887
Income taxes	$88,227	$69,842
Supplemental disclosures of non-cash investing and financing activity:
Loans incurred for purchases of property, plant and equipment	$590,528	$—

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Basis of Accounting

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Atlantic Express Transportation Corp.’s (the ‘‘Company’s’’) financial statements as of and for the year ended June 30, 2006 as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

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

3.    PIK Interest

On September 30, 2006, the Company did not satisfy the maintenance of net leverage test under the Indenture governing its outstanding senior secured notes due 2008 (the ‘‘Notes’’). As a result, the Company is required to pay additional interest at a rate of 2% per annum in the form of payment in kind (‘‘PIK’’) notes. All PIK notes have identical terms as the Notes. The Company is also required to pay the 2% per annum of PIK interest to the holders of its outstanding Third Priority Secured Note. The Company will issue the PIK notes on each remaining semi-annual interest payment date of April 15 and October 15, beginning April 15, 2007. Because the obligation to pay additional interest on the Notes began effective as of September 30, 2006, the initial issuance of PIK notes will cover additional interest from that date for a period which will exceed six months. Subsequent issuances of PIK notes on semi-annual interest payment dates will cover additional interest for the corresponding six month period.

4.    Insurance Collateral Requirements

In December 2006, one of the Company’s insurance carriers released approximately $10.0 million in excess collateral based upon retrospective adjustments for various years. Approximately $5.2 million was a credit issued to the Company and $4.8 million was a reduction in a letter of credit held by the insurance company. This letter of credit was collateralized by restricted cash which is now available for working capital.

5.    Debt

The following represents the debt outstanding at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
	(unaudited)
12% Senior Secured Notes, due 2008 with cash interest payable October 15th and April 15th(a)	$105,525,000	$105,000,000
Senior Secured Floating Rate Notes, due 2008 with cash interest payable October 15th and April 15th(a)	10,049,000	10,000,000
Less: original issue discount associated with the issuance of warrants, net(a)	(878,262)	(1,217,391)
New senior credit facility(b)	13,784,173	17,755,702
15% senior unsecured term note(c)	4,900,000	4,900,000
Letter of credit advance	3,500,000	3,500,000
10% Third Priority Senior Secured Notes due 2008 with cash interest payable October 15, and April 15th(d)	15,352,510	15,168,474
Less: original issue discount associated with the issuance of warrants, net(d)	(357,539)	(505,484)
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% – 10.3%	3,416,612	3,480,257
	155,291,494	158,081,558
Less current portion	18,050,474	22,196,184
Long-term debt, net of current portion	$137,241,020	$135,885,374

(a)	On April 22, 2004 AETC issued the Notes. The Notes were issued as part of an investment unit consisting of $1,000 principal amount of the outstanding Notes and one warrant (the ‘‘Warrants’’) to purchase one share of our common stock at an exercise price of $0.01 per share. $2.7 million of the purchase price of the units was allocated to the Warrants based upon a valuation by an independent financial institution. The original issue discount (the ‘‘OID’’) is being amortized over the life of the Notes.

Annual interest on the Senior Secured Floating Rate Notes is equal to the applicable LIBOR rate plus a margin of 9.2%. Interest payments on the Notes, which are required semi-annually through their maturity date, commenced on October 15, 2004. In addition, from September 30, 2006, the Company is required to pay additional PIK interest on the Notes of 2% per annum, since it did not meet the leverage test required in the Indenture (see note 3).

The Notes and related subsidiary guarantees are senior secured obligations and rank equal in right of payment to all other existing and future senior indebtedness and senior in right of payment to all of the Company’s and its guarantor subsidiaries’ existing and future subordinated indebtedness. The Notes are secured by a first priority lien on substantially all of the Company’s and its guarantor subsidiaries’ unencumbered owned real properties and on substantially all of the Company’s and its guarantor subsidiaries’ owned motor vehicles, and a second priority lien on the Company’s and its guarantor subsidiaries’ assets that secure their obligations under the senior credit facility on a first priority basis.

(b)	Concurrently with the issuance of the Notes, the Company entered into a senior credit facility with Wachovia Bank, N.A. with up to $20.0 million of borrowing availability under a revolving credit facility. In addition there was initially a $10.0 million letter of credit facility. On September 19, 2006 our senior lender approved the extension of our senior credit facility to February 29, 2008 and on October 12, 2006 the amendment was executed. The LTM EBITDA covenant was increased to $24.0 million effective April 2007, $25.0 million effective May 2007 and $26.0 million effective June 30, 2007 and thereafter. The Accounts Purchase and Sales Agreement was also extended to February 29, 2008. In addition, our revolving line of credit was increased by $10.0 million to $30.0 million effective October 12, 2006.. Our senior credit facility is secured by a first priority lien on substantially all of the Company’s and all of its guarantor subsidiaries’ assets, other than the first lien real property and motor vehicle collateral securing the Notes and certain excluded assets, and by a second priority lien on the first lien real property.

The borrowing capacity under the revolving credit facility is based on 85% of the net amount of our eligible accounts receivable. Loans under the revolving credit facility bear interest at prime rate plus 1% per annum or, if we elect, the 3-month LIBOR rate plus 3.25% per annum. However, the $3.5 million portion of our senior credit facility, which is the supplemental loan amount, bears interest at 12% per annum. Letters of credit are subject to a fee of 2% per annum, payable monthly in arrears, and any amounts paid by lenders for a letter of credit will bear the same rate as loans under our revolving facility. The Company is required to pay a servicing fee of $10,000 per month, plus pay Wachovia a monthly fee of 0.5% on any unused portion of its senior credit facility. Our senior credit facility contains an EBITDA maintenance covenant, limitations on capital expenditures, as well as other events of default.

(c)	On August 5, 2004 the Company received $4.9 million from GSC II Holdings (AE), LLC and GSC Recovery II, LP (collectively, ‘‘GSC’’) in exchange for a senior unsecured term note (the ‘‘GSC Note’’). The GSC Note bears interest at 15% per annum and is payable monthly, in arrears, commencing August 31, 2004 until September 2004 and quarterly, in arrears, thereafter. On September 21, 2006 the holder of the GSC Note approved an extension of the maturity date from April 23, 2007 to February 22, 2008. The GSC Note contains identical covenants as our senior credit facility and matures the earlier of February 22, 2008 or such date as excess availability as defined by our senior credit facility is in excess of $7.0 million, after giving effect to the repayment of principal of the GSC Note. In connection with this transaction, GSC, Wachovia and the Company signed a subordination agreement, whereby the parties agree that the Company may pay interest if excess availability is not less than $1.0 million and pay principal if excess availability is in excess of $7.0 million, after giving effect to the respective repayments and no event of default (as defined in our senior credit facility) shall exist or have occurred and be continuing. No principal payments were made to GSC under the GSC Note. On October 17, 2005 this note was assigned to the holder of the Company’s $15.0 million third priority senior secured notes due 2008 (the ‘‘Additional Indebtedness’’). Interest payable was changed to annually on October 17, 2006 and quarterly thereafter.

(d)	On March 3, 2005, concurrently with the execution of a supplemental Indenture, the Company issued the Additional Indebtedness. The Additional Indebtedness was issued with warrants to acquire 40,752 shares, or 5%, of the Company’s then outstanding common stock (the ‘‘Additional Warrants’’). $0.9 million of the purchase price was allocated to the Additional Warrants, which was based upon a valuation model prepared by an independent financial institution that was used for the Warrants issued with the Notes. The original issue discount is being amortized over the life of the Additional Indebtedness. Interest on the Additional Indebtedness is 10% per annum in cash and PIK interest of 1% per annum, payable semi-annually in arrears on April 15 and October 15, which commenced on April 15, 2005. The Additional Indebtedness is secured by a third priority lien on all of the Company’s and its guarantor subsidiaries’ real property and a third priority lien on those assets that secure the Company and its guarantor subsidiaries’ obligations under our senior credit facility on a first priority basis. The holders of the Additional Indebtedness are allowed to vote and consent together as one class with the holders of the Notes, except in matters regarding the registration rights agreement. Although the Additional Indebtedness is not and will not be registered with the SEC, the Additional Warrants have registration rights. In addition, from September 30, 2006, the Company is required to pay additional PIK interest on this note of 2% per annum, since it did not meet the leverage test required in the Indenture (see note 3).

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

7.    Subsequent Events

Effective January 29, 2007 the New York City Department of Education (the ‘‘DOE’’) reduced the number of routes in New York City for certain DOE contractors, including the Company. The Company believes this action will not have a material effect on its earnings or cash flows for the remainder of the fiscal year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (‘‘we’’ or the ‘‘Company’’) is the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 120 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2007, we have contracts to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of December 31, 2006, we had a fleet of approximately 5,800 vehicles operating from approximately 50 facilities.

School bus transportation services accounted for 87.6% and 87.2% of our revenues from continuing operations for the six months ended December 31, 2006 and 2005, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 12.4% and 12.8% of our revenues from continuing operations for the six months ended December 31, 2006 and 2005, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (‘‘RFP’’) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.

Results of Operations(1)

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
	(unaudited)				(unaudited)
	(in millions, except percentages)
Revenues	$119.0	100.0%	$109.5	100.0%	$188.7	100.0%	$176.8	100.0%
Cost of operations	102.8	86.4%	96.9	88.5%	171.7	91.0%	162.9	92.1%
General and administrative	4.5	3.8%	4.9	4.5%	8.4	4.5%	9.6	5.4%
Depreciation and amortization	4.6	3.9%	5.7	5.2%	9.2	4.9%	11.8	6.6%
Income (loss) from continuing operations	7.1	6.0%	2.0	1.8%	(0.6)	(0.3)%	(7.4)	(4.2)%
Interest expense	7.1	5.9%	6.6	6.0%	13.3	7.0%	13.0	7.4%
Income (loss) before discontinued operations	(0.0)	(0.0)%	(4.8)	(4.4)%	(14.1)	(7.5)%	(20.6)	(11.6)%

(1)	All figures are from continuing operations.

Results of Operations – Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues.    Revenues from school bus operations were $107.5 million for the three months ended December 31, 2006 compared to $98.5 million for the three months ended December 31, 2005, an increase of $8.9 million, or 9.1%. This increase was due to $4.3 million of price increases and

$7.9 million of service requirement increases due primarily to three more revenue days and approximately 140 new routes in New York City operations offset by $3.3 million in lost or sold contracts

Revenues from paratransit and transit operations were $11.5 million for the three months ended December 31, 2006 compared to $11.0 million for the three months ended December 31, 2005, an increase of $0.5 million or 4.8%. This increase was due to $0.5 million of price increases and increases in service requirements from existing contracts.

Cost of Operations.    Cost of operations of school bus operations were $92.3 million for the three months ended December 31, 2006 compared to $87.2 million for the three months ended December 31, 2005, an increase of $5.1 million or 5.9%. Salaries and wages were $51.7 million for the three months ended December 31, 2006 compared to $49.2 million for the three months ended December 31, 2005, an increase of $2.5 million or 5.1%. This increase was primarily due to more employees needed to service additional routes in New York City. As a percentage of revenues, salaries and wages decreased to 48.1% from 49.9%. Employee fringe benefits increased by $1.0 million. Vehicle lease expense increased by $2.1 million as the Company continues to finance its vehicle requirements through the use of operating leases. As a percentage of revenues, cost of operations decreased to 85.9% from 88.5% for the three months ended December 31, 2005.

Cost of operations of paratransit and transit operations were $10.5 million for the three months ended December 31, 2006 compared to $9.7 million for the three months ended December 31, 2005, an increase of $0.8 million or 7.7%. This increase was primarily due to an increase in salaries and wages and employee fringe benefits of $0.3 million and an increase in parts and maintenance of vehicles of $0.2 million. As a percentage of revenues, salaries and wages decreased to 52.0% from 52.8%. As a percentage of revenues, cost of operations increased to 90.9% from 88.5% for the three months ended December 31, 2005.

General and administrative expenses.    General and administrative expenses from school bus operations were $3.8 million for the three months ended December 31, 2006 compared to $4.4 million for the three months ended December 31, 2005, a decrease of $0.6 million or 13.5%. This decrease was primarily due to a $0.4 million decrease in professional fees which were incurred primarily for establishing vehicle lease financing facilities. As a percentage of revenues, general and administrative expenses decreased to 3.5% from 4.4% for the three months ended and December 31, 2005.

General and administrative expenses from paratransit and transit operations were $0.7 million for the three months ended December 31, 2006 compared to $0.6 million for the three months ended December 31, 2005, an increase of $0.1 million or 24.4%. This increase was primarily due to an increase in administrative payroll and fringe benefits. As a percentage of revenues, general and administrative expenses increased to 6.2% from 5.2% for the three months ended December 31, 2005.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $4.3 million for the three months ended December 31, 2006 compared to $5.2 million for the three months ended December 31, 2005, a decrease of $1.0 million, or 18.2%. This decrease was primarily due to the Company having $1.0 million of lower depreciation expense due to following items; a $0.3 million decrease in depreciation due to the sale of assets in prior periods, $0.3 million decrease due to assets impaired in prior periods and $0.4 million decrease attributable to fully depreciated assets.

Depreciation and amortization expense from paratransit and transit operations was $0.3 million for the three months ended December 31, 2006 compared to $0.5 million for the three months ended December 31, 2005, a decrease of $0.2 million, or 25.9%.

Income (loss) from operations.    Income from school bus operations was $7.1 million for the three months ended December 31, 2006 compared to $1.8 million for the three months ended December 31, 2005, an increase of $5.4 million, or 305.8%, due to the net effect of the items discussed above.

Loss from paratransit and transit operations was minimal for the three months ended December 31, 2006 compared to income of $0.2 million for the three months ended December 31, 2005, a decrease of $0.2 million, or 100.2%, due to the net effect of the items discussed above.

Interest expense.    Interest expense from continuing operations was $7.1 million for the three months ended December 31, 2006 compared to $6.6 million for the three months ended December 31, 2005, an increase of $0.5 million, or 7.2%. The increase was primarily due to $0.6 million in payment in kind (‘‘PIK’’) interest due to the Company not satisfying the maintenance of net leverage test on September 30, 2006 under the Indenture governing its outstanding senior secured notes due 2008 the Notes.

Loss before discontinued operations.    Due to the net effect of the items discussed above we experienced a minimal loss before discontinued operations for the three months ended December 31, 2006, compared to a loss of $4.8 million for the three months ended December 31, 2005, a decrease in loss of $4.8 million.

Results of Operations – Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Revenues.    Revenues from school bus operations were $165.3 million for the six months ended December 31, 2006 compared to $154.1 million for the six months ended December 31, 2005, an increase of $11.2 million, or 7.2%. This increase was due to $6.0 million of price increases and $9.9 million of service requirement increases due primarily to five more revenue days and approximately 140 new routes in New York City operations offset by $4.8 million in lost or sold contracts

Revenues from paratransit and transit operations were $23.5 million for the six months ended December 31, 2006 compared to $22.7 million for the six months ended December 31, 2005, an increase of $0.8 million or 3.5%. This increase was due to $0.8 million of price increases and increases in service requirements from existing contracts.

Cost of Operations.    Cost of operations of school bus operations were $150.7 million for the six months ended December 31, 2006 compared to $143.0 million for the six months ended December 31, 2005, an increase of $7.8 million or 5.4%. Salaries and wages were $81.6 million for the six months ended December 31, 2006 compared to $79.3 million for the six months ended December 31, 2005, an increase of $2.2 million or 2.8%. This increase was primarily due to more employees needed to service additional routes and an increase in payroll days in New York City. As a percentage of revenues, salaries and wages decreased to 49.4% for the six months ended December 31, 2006, from 51.5% for the six months ended December 31, 2005. Employee fringe benefits increased by $1.3 million, rent expense increased by $0.8 million and vehicle lease expense increased by $3.7 million (as the Company continues to finance its vehicle requirements through the use of operating leases) for the six months ended December 31, 2006, compared to the six months ended December 31, 2005. As a percentage of revenues, cost of operations decreased to 91.2% for the six months ended December 31, 2006, from 92.8% for the six months ended December 31, 2005.

Cost of operations of paratransit and transit operations were $21.0 million for the six months ended December 31, 2006 compared to $19.9 million for the six months ended December 31, 2005, an increase of $1.1 million or 5.5%. This increase was primarily due to an increase in salaries and wages, employee fringe benefits and an increase in parts and maintenance of vehicles. As a percentage of revenues, salaries and wages decreased to 51.1% for the six months ended December 31, 2006, from 51.3% for the six months ended December 31, 2005. As a percentage of revenues, cost of operations increased to 89.9% for the six months ended December 31, 2006, from 87.7% for the six months ended December 31, 2005.

General and administrative expenses.    General and administrative expenses from school bus operations were $7.1 million for the six months ended December 31, 2006 compared to $8.5 million for the six months ended December 31, 2005, a decrease of $1.4 million or 16.2%. This decrease was primarily due to a decreases in administrative payroll including a $0.5 million contract renewal bonus paid to certain executives in connection with the extension agreement with the New York City Department of Education (the ‘‘DOE’’) and $0.5 million in costs for establishing vehicle lease financing facilities for the six months ended December 31, 2005. As a percentage of revenues, general and administrative expenses decreased to 4.3% for the six months ended December 31, 2006, from 5.5% for the six months ended and December 31, 2005.

General and administrative expenses from paratransit and transit operations were $1.3 million for the six months ended December 31, 2006 compared to $1.1 million for the six months ended December 31, 2005, an increase of $0.2 million or 18.7%. This increase was primarily due to an increase in administrative payroll and fringe benefits. As a percentage of revenues, general and administrative expenses increased to 5.6% for the six months ended December 31, 2006, from 4.9% for the six months ended December 31, 2005.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $8.5 million for the six months ended December 31, 2006 compared to $11.0 million for the six months ended December 31, 2005, a decrease of $2.5 million, or 22.5%. This decrease was primarily due to $0.4 million of impairment to fixed assets for the six months ended December 31, 2005 and the Company having $2.1 million of lower depreciation expense due to following items: a $0.6 million decrease in depreciation due to the sale of assets in prior periods, $0.8 million decrease due to assets impaired in prior periods and $0.7 million decrease as some of the assets are now fully depreciated. The Company continues to finance its vehicle requirements through the use of operating leases (see ‘‘—Cost of Operations’’ above).

Depreciation and amortization expense from paratransit and transit operations was $0.7 million for the six months ended December 31, 2006 compared to $0.8 million for the six months ended December 31, 2005, a decrease of $0.1 million, or 13.4%.

Income (loss) from operations.    Loss from school bus operations was $1.1 million for the six months ended December 31, 2006 compared to a $8.3 million loss for the six months ended December 31, 2005, a decrease in loss of $7.2 million, or 87.1%, due to the net effect of the items discussed above.

Income from paratransit and transit operations was $0.5 million for the six months ended December 31, 2006 compared to $0.9 million for the six months ended December 31, 2005, a decrease of $0.4 million, or 45.0%, due to the net effect of the items discussed above.

Interest expense.    Interest expense from continuing operations was $13.3 million for the six months ended December 31, 2006 compared to $13.0 million for the six months ended December 31, 2005, an increase of $0.2 million, or 1.8%. The increase was primarily due to $0.6 million in PIK interest, offset by a $0.4 million decrease in interest expense on all other debt.

Loss before discontinued operations.    Due to the net effect of the items discussed above we experienced a loss before discontinued operations of $14.1 million for the six months ended December 31, 2006, compared to a loss of $20.6 million for the six months ended December 31, 2005, a decrease in loss of $6.5 million.

Gain (loss) from discontinued operations.    We experienced a gain from discontinued operations of $5.6 million, net from the sale of T-NT Bus Service Inc. for the six months ended December 31, 2006 compared to a minimal loss from discontinued operations for the six months ended December 31, 2005.

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

The Company operated a fleet of approximately 5,800 vehicles as of December 31, 2006 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis.

The Company anticipates approximately $5.0 million of non-vehicle capital expenditures for the fiscal year ending June 30, 2007, of which $2.3 million were made for the six months ended December 31, 2006. The Company has met substantially all of its vehicle capital expenditures requirements by the use of operating leases. Vehicle lease expense increased $3.7 million for the six months ended December 31, 2006 from the six months ended December 31, 2005. The Company anticipates its vehicle lease expense will increase approximately $6.3 million for the fiscal year ending June 30, 2007.

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

On September 30, 2006, the Company did not satisfy the maintenance of net leverage test under the Indenture governing its outstanding Notes. As a result, the Company is required to pay additional interest at a rate of 2% per annum in the form of PIK notes. All PIK notes have identical terms to Notes on which they are payable. The Company is also required to pay the 2% per annum of PIK interest to the holders of its outstanding Third Priority Secured Note as a result of not satisfying a comparable maintenance of net leverage test applicable to those notes. The Company will issue the PIK notes on each remaining semi-annual interest payment date of April 15 and October 15, beginning April 15, 2007. Because the obligation to pay additional interest in the form of PIK notes began effective as of October 1, 2006, the initial issuance of PIK notes will cover additional interest from that date for a period which will exceed six months. Subsequent issuances of PIK notes on semi-annual interest payment dates will cover additional interest for the corresponding six month period.

On October 12, 2006, the Company amended its senior credit facility to increase its maximum borrowing activity under the revolving credit facility by $10.0 million from $20.0 million to $30.0. In addition, the senior credit facility was further amended by extending the termination date from April 22, 2007 to February 29, 2008.

In December 2006, one of the Company’s insurance carriers released approximately $10.0 million in excess collateral based upon retrospective adjustments for various years. Approximately $5.2 million was a credit issued to the Company and $4.8 million was a reduction in a letter of credit held by the insurance company. This letter of credit was collateralized by restricted cash which is now available for working capital.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. The Company also uses substantial amounts of fuel in its operations. Significant increases in the cost of fuel will have a material effect on its operations. The Company believes that the borrowings under its increased senior credit facility, the release of the insurance collateral and the proceeds from the sale of T-NT, together with its existing cash and cash flow from operations will be sufficient to fund the Company’s anticipated liquidity requirements for the next fiscal year.

As of December 31, 2006, total current assets were $90.8 million and total current liabilities were $59.7 million. At December 31, 2006, the Company’s debt under its $30.0 million senior credit facility was $13.8 million, including the $3.5 million supplemental loan, and it had $12.5 million of borrowing availability, based on the Company’s borrowing base calculations. The Company’s letter of credit line was fully utilized. On February 9, 2007, the Company had a credit balance of $5.5 million under its senior credit facility, and it had $25.3 million in borrowing availability, based upon the credit balance and Company’s borrowing base calculations. In addition the Company had $5.2 million invested in money market funds. On February 9, 2007, the Company had $115.0 million aggregate principal amount outstanding of the Notes and $15.0 million outstanding of the Third Priority Senior Secured Note.

Net cash used in operating activities.    Net cash used in operating activities was $5.8 million for the six months ended December 31, 2006, resulting primarily from $18.3 million used in operating activities partially offset from cash provided due to changes in the components of working capital of $0.9 million (primarily a decrease in prepaid expenses and other current assets of $10.9 million and an increase in controlled disbursements of $2.9 million, partially offset by a decrease of $2.2 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, a decrease in insurance financing payable of $3.3 million and an increase in accounts receivable by $7.4 million) and by non-cash items of $11.1 million of depreciation and amortization and $0.5 million of amortization of original issue discount.

Net cash used in operating activities was $10.0 million for the six months ended December 31, 2005, resulting primarily from $24.7 million used in operating activities partially offset from cash provided due to changes in the components of working capital of $0.6 million (primarily a decrease in prepaid expenses and other current assets of $6.6 million and an increase in controlled disbursements of $0.7 million, partially offset by a decrease of $2.9 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, a decrease in insurance financing payable of $2.8 million and an increase in accounts receivable by $0.7 million) and by non-cash items of $13.2 million of depreciation and amortization, $0.4 million of fixed asset impairment and $0.5 million of amortization of original issue discount.

Net cash provided by investing activities.    For the six months ended December 31, 2006, the net cash provided by investing activities was $17.3 million resulting primarily from $11.8 million of proceeds from the sale of business, $3.1 million decrease in restricted cash and $5.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $2.7 million of capital expenditures, which were financed from operating cash flows.

Net cash provided by investing activities was $4.2 million for the six months ended December 31, 2005, resulting primarily from $7.0 million from the sale and leaseback of our Los Angeles, California facility and the sale of property in St Louis, Missouri, $1.7 million decrease in restricted cash and $2.6 million of proceeds from sales or redemptions of marketable securities, partially offset by the purchase of $1.4 million of transportation contract rights, $2.7 million in purchases of marketable securities and $3.0 million of capital expenditures, which were financed from operating cash flows.

Net cash provided by (used in) financing activities.    Net cash used in financing activities totaled $5.3 million for the six months ended December 31, 2006 due primarily to $4.0 million net payments under the senior credit facility and $1.2 million in payments on borrowings under capital leases and purchase money mortgages.

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

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to our critical accounting policies as of December 31, 2006.

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

We operated a fleet of approximately 5,800 vehicles as of December 31, 2006 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we have or may seek to do the same in the future. We currently have fuel hedging agreements in place for approximately 350,000 gallons of fuel, but we continually evaluate entering into more agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of December 31, 2006, our only material variable rate borrowings are the Senior Secured Floating Rate Notes (LIBOR plus 9.2% interest) and $26.5 million of the $30.0 million of borrowings under our $30.0 million senior credit facility (prime plus 1% interest). As of December 31, 2006, we had approximately $13.8 million (of which $3.5 million has a fixed interest rate of 12%) of borrowings outstanding under our senior credit facility and a $3.5 million advance under the letter of credit facility. A 100 basis point increase in interest rates, applied to our variable rate borrowings as of December 31, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.3 million.

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

ATLANTIC EXPRESS TRANSPORTATION CORP.
Date: February 13, 2007	By: /s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2007	By: /s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
3.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3.3	Section 1350 Certification of Principal Executive Officer
3.4	Section 1350 Certification of Principal Financial Officer