Form 10-Q
period 2007-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2007-05-11
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 11, 2007 was 945,263

PART I.

FINANCIAL INFORMATION

Item I.    Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,180,427	$501,271
Accounts receivable, net of allowance for doubtful accounts of $1,247,228 and $1,760,310, respectively	59,210,117	46,084,799
Inventories	2,712,792	2,763,901
Assets held for sale	—	6,222,679
Prepaid insurance	30,614,842	34,881,384
Prepaid expenses and other current assets	7,300,064	3,740,504
Total current assets	106,018,242	94,194,538
Property, plant and equipment, at cost, less accumulated depreciation	83,584,130	93,477,922
Other assets:
Restricted cash and cash equivalents	667,675	3,728,146
Restricted marketable securities	—	4,428,627
Transportation contract rights, net	2,776,754	3,162,134
Deferred financing costs, net	3,439,422	6,200,525
Deposits and other non-current assets	10,970,180	8,234,313
Total other assets	17,854,031	25,753,745
TOTAL ASSETS	$207,456,403	$213,426,205
Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of long-term debt	$14,817,385	$22,196,184
Current portion of capital lease obligations	1,573,676	1,625,172
Insurance financing payable	6,157,340	4,086,924
Controlled disbursements account—checks issued not funded	2,820,830	2,202,664
Accounts payable, accrued expenses and other current liabilities	26,828,247	26,222,915
Accrued compensation	6,776,359	3,166,608
Current portion of insurance reserves	854,618	1,458,766
Accrued interest	9,513,133	5,429,594
Payable to creditors under the plan of reorganization—current portion	1,310,354	2,128,413
Total current liabilities	70,651,942	68,517,240
Long-term debt, net of current portion	137,942,447	135,885,374
Capital lease obligations, net of current portion	2,309,424	3,340,907
Insurance reserves, net of current portion	261,037	457,434
Deferred income, net of current portion and other long-term liabilities	3,455,355	3,328,464
Deferred state and local income taxes	622,000	622,000
Payable to creditors under the plan of reorganization, net of current portion	1,316,602	1,307,959
Total liabilities	216,558,807	213,459,378
Commitments and contingencies
Shareholder’s deficit:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	9,453
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(124,050,921)	(114,816,797)
Accumulated other comprehensive loss	—	(164,893)
Total shareholder’s deficit	(9,102,404)	(33,173)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$207,456,403	$213,426,205

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:
School bus operations	$111,279,929	$108,126,057	$276,555,250	$262,246,458
Paratransit and transit operations	11,151,739	10,919,097	34,624,230	33,604,599
Total revenues	122,431,668	119,045,154	311,179,480	295,851,057
Costs and expenses:
Cost of operations—School bus operations	96,844,422	94,971,415	247,770,364	238,050,642
Cost of operations—Paratransit and transit operations	10,132,696	9,808,928	31,124,510	29,694,952
General and administrative	4,764,776	4,533,122	13,370,447	14,295,953
Depreciation and amortization	4,664,293	9,926,070	13,839,465	21,677,965
Total operating costs and expenses	116,406,187	119,239,535	306,104,786	303,719,512
Income (loss) from operations	6,025,481	(194,381)	5,074,694	(7,868,455)
Other expense, net
Interest expense	(6,797,806)	(6,224,748)	(20,050,760)	(19,248,519)
Reorganization costs	(15,024)	(70,304)	(51,495)	(162,764)
Other income	73,452	99,056	180,870	294,939
Loss before discontinued operations	(713,897)	(6,390,377)	(14,846,691)	(26,984,799)
Gain (loss) from discontinued operations	—	—	5,612,567	(2,400)
Net loss	$(713,897)	$(6,390,377)	$(9,234,124)	$(26,987,199)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,234,124)	$(26,987,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of marketable securities and investments	67,841	12,840
Depreciation	13,454,084	16,177,691
Fixed asset impairment	—	4,745,137
Amortization	3,272,342	3,580,448
Original issue discount interest	730,611	730,612
Reserve for doubtful accounts receivable	90,000	90,000
Gain on sale of business	(5,868,473)	—
Loss on sales of fixed assets, net	299,284	1,058,434
Decrease (increase) in:
Accounts receivable	(13,215,318)	(10,064,580)
Inventories	51,109	(129,689)
Prepaid expenses and other current assets	946,194	(4,626,893)
Deposits and other non-current assets	(2,735,867)	(3,797,019)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	9,743,447	6,236,324
Controlled disbursement account	618,166	(296,052)
Insurance financing payable	2,070,416	2,195,646
Payable to creditors under plan of reorganization	(809,416)	(590,101)
Insurance reserves and other long-term liabilities	(673,654)	(946,411)
Net cash used in operating activities	(1,193,358)	(12,610,812)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,783,928)	(4,597,129)
Purchase of transportation contract rights	—	(1,678,272)
Proceeds from sale of business	11,760,113	—
Proceeds from sales of fixed assets	606,707	10,986,495
Decrease in restricted cash and cash equivalents	3,060,471	1,588,980
Purchases of marketable securities	(547,507)	(3,164,115)
Proceeds from sales or redemptions of marketable securities	5,072,704	3,032,730
Net cash provided by investing activities	16,168,560	$6,168,689

Continued

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Proceeds (payments) on senior credit facility, net	$(7,207,715)	$322,729
Distribution to parent company	—	(110,000)
Proceeds from sale of common stock	—	4,900,000
Principal payments on borrowings and capital lease obligations	(1,961,954)	(2,458,609)
Deferred financing costs	(126,377)	(304,999)
Net cash provided by (used in) financing activities	(9,296,046)	2,349,121
Net increase (decrease) in cash and cash equivalents	5,679,156	(4,093,002)
Cash and cash equivalents, beginning of year	501,271	6,834,961
Cash and cash equivalents, end of period	$6,180,427	$2,741,959
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,774,032	$11,071,624
Income taxes	$113,841	$87,792
Supplemental disclosures of non-cash investing and financing activity:
Loans incurred for purchases of property, plant and equipment	$590,528	$461,510

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

2.    Sale of Business

On July 27, 2006, T-NT Bus Service, Inc., a subsidiary of the Company (‘‘T-NT’’), completed the sale of substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto, the Company’s Chief Executive Officer and President received $100,000 as consideration for entering into a five year non-competition agreement. The Company recognized a gain on the sale of these assets of approximately $5.6 million, net for the nine months ended March 31, 2007 which is included in gain from discontinued operations. The operating results of T-NT were not restated as discontinued operations for the prior year periods due to immateriality.

3.    PIK Interest

On September 30, 2006, the Company did not satisfy the maintenance of net leverage test under the Indenture governing its outstanding senior secured notes due 2008 (the ‘‘Notes’’). As a result, the Company is required to pay additional interest at a rate of 2% per annum in the form of payment in kind (‘‘PIK’’) notes. All PIK notes have identical terms as the Notes. The Company is also required to pay the 2% per annum of PIK interest to the holder of its outstanding Third Priority Secured Note. The Company will issue the PIK notes on each remaining semi-annual interest payment date of April 15 and October 15, beginning April 15, 2007.

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

5.    Reclassification

The statement of operations for the three month and the nine month periods ended March 31, 2006 has been reclassified to reflect amounts relating to the gains or losses on the sale of long lived assets and management fee expense as operating expenses. These amounts were previously reflected in other income (expense). The Company will also reclassify its statement of operations for fiscal 2004 and 2005 to conform to the current presentation when it publishes its financial statements for the fiscal year ending June 30, 2007.

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

7.    Subsequent Events

On May 1, 2007, the Company announced that it had priced a private offering of $185 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012. The notes will be unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that are not unrestricted domestic subsidiaries, other than certain immaterial subsidiaries. We will pay interest on the notes in cash at an annual rate equal to six month LIBOR plus a margin of 7.250%, semi-annually on April 15 and October 15 of each year, commencing October 15, 2007. The gross proceeds from the sale, which are expected to be $182.2 million (after original issue discount), will be used to refinance existing indebtedness, including the redemption of the Company’s outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008 at a call price of 103%, or $119.8 million, Third Priority Senior Secured Notes due 2008, Senior Unsecured Term Notes due 2008, to buyout certain vehicle operating leases, for general corporate purposes and to pay related transaction fees and expenses.  The Company expects to write off $2.8 million of deferred financing costs and $0.8 million of original issue discount in the fourth quarter of fiscal 2007 relating to the existing indebtedness to be paid. The closing of the sale, which is subject to customary conditions, is scheduled for May 15, 2007.

In connection with the issuance of the Senior Secured Floating Rate Notes due 2012, we expect to amend and restate our senior credit facility to provide up to $35.0 of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus $10.0 million in available letters of credit. The amended credit facility will be secured by a first priority lien on substantially all of our and our subsidiaries’ assets, other than the collateral securing the Senior Secured Floating Rate Notes due 2012 on a first lien basis. In it is anticipated that the amended credit facility will extend the term of our existing credit facility from February 29, 2008 to December 31, 2011. The minimum LTM EBITDA covenant is expected to be $26.0 million which will only be tested if excess availability falls below certain levels.

The Company and its parent Atlantic Express Transportation Group Inc. (‘‘AETG’’) have entered into an amended and restated employment agreement, dated as of April 18, 2007, with Domenic Gatto that provides for his continued employment with the Company through December 31, 2009. The term of Mr. Gatto’s employment may be extended each year for a period of one year at the option of the Company. Mr. Gatto was appointed Chief Executive Officer, President and Vice Chairman of the Board under the employment agreement. Mr. Gatto is entitled to receive an annual bonus equal to 15% of his base salary for each fiscal year in which the Company’s adjusted EBITDA exceeds by 10% the projected EBITDA. The annual bonus is increased to 25% of his base salary for each year in which the actual EBITDA exceeds the projected EBITDA by 15%. In the event of a specified change of control of AETG or the Company, Mr. Gatto will receive a cash exit bonus equal to the fair market value of 1.5% to 3.0% based upon the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control.

AETG and the Company have entered into an amended and restated employment agreement, dated as of April 18, 2007, with Nathan Schlenker, which provides for his continued employment with the Company through December 31, 2008. The term of Mr. Schlenker’s employment may be extended each year for a period of one year at the option of the Company. Mr. Schlenker is entitled to receive an annual bonus equal to 15% of his base salary for each fiscal year in which the Company’s adjusted EBITDA exceeds by 10% the projected EBITDA. The annual bonus is increased to 25% of his base salary for each year in which the actual EBITDA exceeds the projected EBITDA by 15%. In the event of a specified change of control of the Company or AETG, Mr. Schlenker will receive a cash exit bonus equal to the fair market value of 0.5% to 1.5% based upon the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (‘‘we’’ or the ‘‘Company’’) is the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 120 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2007, we have contracts to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of March 31, 2007, we had a fleet of approximately 5,700 vehicles operating from approximately 60 facilities.

School bus transportation services accounted for 88.9% and 88.6% of our revenues from continuing operations for the nine months ended March 31, 2007 and 2006, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 11.1% and 11.4% of our revenues from continuing operations for the nine months ended March 31, 2007 and 2006, respectively. The terms of our paratransit and transit contracts generally are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (‘‘RFP’’) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.

Results of Operations(1)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	(unaudited)				(unaudited)
	(in millions, except percentages)
Revenues	$122.4	100.0%	$119.0	100.0%	$311.2	100.0%	$295.9	100.0%
Cost of operations	107.0	87.4%	104.8	88.1%	278.9	89.6%	267.7	90.5%
General and administrative	4.8	3.9%	4.5	3.8%	13.4	4.3%	14.3	4.8%
Depreciation and amortization	4.7	3.8%	9.9	8.3%	13.8	4.5%	21.7	7.3%
Income (loss) from operations	6.0	4.9%	(0.2)	(0.2)%	5.1	1.6%	(7.9)	(2.7)%
Interest expense	6.8	5.6%	6.2	5.2%	20.1	6.4%	19.2	6.5%
Income (loss) before discontinued operations	(0.7)	(0.6)%	(6.4)	(5.4)%	(14.8)	(4.8)%	(27.0)	(9.1)%

(1)	All figures are from continuing operations.

Results of Operations – Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues.    Revenues from school bus operations were $111.3 million for the three months ended March 31, 2007 compared to $108.1 million for the three months ended March 31, 2006, an increase of $3.2 million, or 2.9%. This increase was due to $3.8 million of price increases and $2.9 million of service requirement increases due primarily to approximately 140 new routes in New York City operations that started February 22, 2006 offset by $2.9 million in sold contracts and $0.6 million in lost contracts.

Revenues from paratransit and transit operations were $11.2 million for the three months ended March 31, 2007 compared to $10.9 million for the three months ended March 31, 2006, an increase of $0.2 million or 2.1% due to price increases and increases in service requirements from existing contracts.

Cost of Operations.    Cost of operations of school bus operations were $96.8 million for the three months ended March 31, 2007 compared to $95.0 million for the three months ended March 31, 2006, an increase of $1.9 million or 2.0%. As a percentage of revenues, cost of operations decreased to 87.0% from 87.8% for the three months ended March 31, 2006. Salaries and wages were $52.5 million for the three months ended March 31, 2007 compared to $51.3 million for the three months ended March 31, 2006, an increase of $1.2 million or 2.4%. This increase was primarily due to more employees needed to service additional routes in New York City. As a percentage of revenues, salaries and wages decreased to 47.2% from 47.4%. Vehicle lease expense increased by $1.4 million as the Company continues to finance its vehicle requirements through the use of operating leases.

Cost of operations of paratransit and transit operations were $10.2 million for the three months ended March 31, 2007 compared to $9.8 million for the three months ended March 31, 2006, an increase of $0.3 million or 3.3%. This increase was primarily due to an increase in salaries and wages and employee fringe benefits of $0.5 million offset partially by a decrease in liquidated damages of $0.2 million. As a percentage of revenues, salaries and wages increased to 51.9% from 51.6% for the three months ended March 31, 2006. As a percentage of revenues, cost of operations increased to 90.9% from 89.8% for the three months ended March 31, 2006.

General and administrative expenses.    General and administrative expenses from school bus operations were $4.0 million for the three months ended March 31, 2007 compared to $3.9 million for the three months ended March 31, 2006, an increase of $0.1 million or 2.5%. This increase was primarily due to a $0.4 million increase in professional fees partially offset by $0.2 million decrease in administrative payroll and fringe benefits. As a percentage of revenues, general and administrative expenses decreased to 3.6% from 3.7% for the three months ended and March 31, 2006.

General and administrative expenses from paratransit and transit operations were $0.7 million for the three months ended March 31, 2007 compared to $0.6 million for the three months ended March 31, 2006, an increase of $0.1 million or 22.9%. This increase was primarily due to an increase in administrative payroll and fringe benefits. As a percentage of revenues, general and administrative expenses increased to 6.4% from 5.3% for the three months ended March 31, 2006.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $4.3 million for the three months ended March 31, 2007 compared to $9.5 million for the three months ended March 31, 2006, a decrease of $5.2 million, or 54.8%. This decrease was primarily due to a $4.3 million impairment charge on fixed assets for the three months ended March 31, 2006 and the Company having $0.9 million of lower depreciation expense as some of the assets are now fully depreciated.

Depreciation and amortization expense from paratransit and transit operations was $0.4 million for the three months ended March 31, 2007 and for the three months ended March 31, 2006.

Income (loss) from operations.    Income from school bus operations was $6.1 million for the three months ended March 31, 2007 compared to a loss of $0.3 million for the three months ended March 31, 2006, an increase of $6.4 million, due to the net effect of the items discussed above.

Loss from paratransit and transit operations was $0.1 million for the three months ended March 31, 2007 compared to income of $0.1 million for the three months ended March 31, 2006, a decrease of $0.2 million, due to the net effect of the items discussed above.

Interest expense.    Interest expense from continuing operations was $6.8 million for the three months ended March 31, 2007 compared to $6.2 million for the three months ended March 31, 2006, an increase of $0.6 million, or 9.2%. The increase was primarily due to $0.6 million in payment in kind (‘‘PIK’’) interest due to the Company not satisfying the maintenance of net leverage test on September 30, 2006 under the Indenture governing its outstanding senior secured notes due 2008 (the ‘‘Notes’’).

Loss before discontinued operations.    Due to the net effect of the items discussed above we experienced a $0.7 million loss before discontinued operations for the three months ended March 31, 2007, compared to a loss of $6.4 million for the three months ended March 31, 2006, a decrease in loss of $5.7 million.

Results of Operations – Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Revenues.    Revenues from school bus operations were $276.6 million for the nine months ended March 31, 2007 compared to $262.2 million for the nine months ended March 31, 2006, an increase of $14.3 million, or 5.5%. This increase was due to $9.8 million of price increases and $12.8 million of service requirement increases due primarily to five more revenue days ($5.0 million) and approximately 140 new routes in New York City operations that started February 22, 2006 ($6.0 million) offset by $7.0 million in sold contracts and $1.3 million in lost contracts.

Revenues from paratransit and transit operations were $34.6 million for the nine months ended March 31, 2007 compared to $33.6 million for the nine months ended March 31, 2006, an increase of $1.0 million or 3.0% due to price increases and increases in service requirements from existing contracts.

Cost of Operations.    Cost of operations of school bus operations were $247.8 million for the nine months ended March 31, 2007 compared to $238.1 million for the nine months ended March 31, 2006, an increase of $9.7 million or 4.1%. As a percentage of revenues, cost of operations decreased to 89.6% from 90.8% for the nine months ended March 31, 2006. Salaries and wages were $134.1 million for the nine months ended March 31, 2007 compared to $130.6 million for the nine months ended March 31, 2006, an increase of $3.5 million or 2.7%. This increase was primarily due to more employees needed to service additional routes and an increase in payroll days in New York City. As a percentage of revenues, salaries and wages decreased to 48.5% from 49.8%. Employee fringe benefits increased by $3.0 million and vehicle lease expense increased by $5.2 million as the Company continues to finance its vehicle requirements through the use of operating leases.

Cost of operations of paratransit and transit operations were $31.1 million for the nine months ended March 31, 2007 compared to $29.7 million for the nine months ended March 31, 2006, an increase of $1.5 million or 4.9%. This increase was primarily due to an increase in salaries and wages, employee fringe benefits and an increase in vehicle maintenance costs. As a percentage of revenues, salaries and wages decreased to 51.3%, from 51.4% for the nine months ended March 31, 2006. As a percentage of revenues, cost of operations increased to 89.9% for the nine months ended March 31, 2007, from 88.3% for the nine months ended March 31, 2006.

General and administrative expenses.    General and administrative expenses from school bus operations were $11.3 million for the nine months ended March 31, 2007 compared to $12.6 million for the nine months ended March 31, 2006, a decrease of $1.3 million or 10.1%. This decrease was primarily due to decreases in administrative payroll including a $0.5 million contract renewal bonus paid to certain executives in connection with the extension agreement with the New York City Department of Education (the ‘‘DOE’’) and $0.5 million in costs for establishing vehicle lease financing facilities for the nine months ended March 31, 2006. As a percentage of revenues, general and administrative expenses decreased to 4.1%, from 4.8% for the nine months ended and March 31, 2006.

General and administrative expenses from paratransit and transit operations were $2.1 million for the nine months ended March 31, 2007 compared to $1.7 million for the nine months ended March 31, 2006, an increase of $0.3 million or 20.3%. This increase was primarily due to an increase in administrative payroll and fringe benefits. As a percentage of revenues, general and administrative expenses increased to 6.0%, from 5.1% for the nine months ended March 31, 2006.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $12.8 million for the nine months ended March 31, 2007 compared to $20.5 million for the nine months ended March 31, 2006, a decrease of $7.7 million, or 37.5%. This decrease was primarily due to a $4.7 million impairment charge on fixed assets for the nine months ended March 31, 2006 and the Company having $3.0 million of lower depreciation expense as some of the assets are now fully depreciated. The Company continues to finance its vehicle requirements through the use of operating leases (see ‘‘Cost of operations’’ above).

Depreciation and amortization expense from paratransit and transit operations was $1.1 million for the nine months ended March 31, 2007 compared to $1.2 million for the nine months ended March 31, 2006, a decrease of $0.1 million, or 12.8%.

Income (loss) from operations.    Income from school bus operations was $4.7 million for the nine months ended March 31, 2007 compared to a $8.9 million loss for the nine months ended March 31, 2006, an increase in income of $13.5 million, due to the net effect of the items discussed above.

Income from paratransit and transit operations was $0.4 million for the nine months ended March 31, 2007 compared to $1.0 million for the nine months ended March 31, 2006, a decrease of $0.6 million, or 61.5%, due to the net effect of the items discussed above.

Interest expense.    Interest expense from continuing operations was $20.1 million for the nine months ended March 31, 2007 compared to $19.2 million for the nine months ended March 31, 2006, an increase of $0.8 million, or 4.2%. The increase was primarily due to $1.2 million in PIK interest, offset by a $0.4 million decrease in interest expense on all other debt.

Loss before discontinued operations.    Due to the net effect of the items discussed above we experienced a loss before discontinued operations of $14.8 million for the nine months ended March 31, 2007, compared to a loss of $27.0 million for the nine months ended March 31, 2006, a decrease in loss of $12.1 million.

Gain (loss) from discontinued operations.    We experienced a gain from discontinued operations of $5.6 million from the sale of T-NT Bus Service Inc. for the nine months ended March 31, 2007 compared to a minimal loss from discontinued operations for the nine months ended March 31, 2006.

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

The Company operated a fleet of approximately 5,700 vehicles as of March 31, 2007 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis.

The Company anticipates approximately $5.5 million of capital expenditures for the fiscal year ending June 30, 2007, of which $4.4 million were made for the nine months ended March 31, 2007. The Company has met substantially all of its vehicle capital expenditures requirements by the use of vehicle operating leases. Vehicle lease expense increased $5.2 million from the nine months ended March 31, 2006. The Company anticipates its vehicle lease expense will increase approximately $6.3 million for the fiscal year ending June 30, 2007 compared to the fiscal year ended June 30, 2006.

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

On September 30, 2006, the Company did not satisfy the maintenance of net leverage test under the Indenture governing its outstanding Notes. As a result, the Company is required to pay additional interest at a rate of 2% per annum in the form of PIK notes. All PIK notes have identical terms to Notes on which they are payable. The Company is also required to pay the 2% per annum of PIK interest to the holder of its outstanding Third Priority Secured Note as a result of not satisfying a comparable maintenance of net leverage test applicable to those notes.

Although the Company engaged in previously reported sale leaseback transactions in 2005 and 2006 in order to generate additional liquidity, the Company does not currently contemplate additional sale leaseback transactions.

Almost all of the Company’s long-term debt is due over the next two fiscal years. Failure to repay such debt at maturity would constitute an event of default. In order to address the upcoming maturity of the Company’s long-term debt, on May 1, 2007, the Company announced that it had priced a private offering of $185 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012. The notes will be unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that are not unrestricted domestic subsidiaries, other than certain immaterial subsidiaries. We will pay interest on the notes in cash at an annual rate equal to six month LIBOR plus a margin of 7.250%, semi-annually on April 15 and October 15 of each year, commencing October 15, 2007. The gross proceeds from the sale, which are expected to be $182.2 million (after original issue discount), will be used to refinance existing indebtedness, including to fund the redemption of the Company’s outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008 at a call price of 103%, or $119.8 million, Third Priority Senior Secured Notes due 2008, Senior Unsecured Term Notes due 2008, to buyout certain vehicle operating leases, for general corporate purposes and to pay related transaction fees and expenses.  The closing of the sale, which is subject to customary conditions, is scheduled for May 15, 2007.

In connection with the issuance of the Senior Secured Floating Rate Notes due 2012, we expect to amend and restate our senior credit facility to provide up to $35.0 of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus $10.0 million in available letters of credit. The amended credit facility will be secured by a first priority lien on substantially all of our and our subsidiaries’ assets, other than the collateral securing the Senior Secured Floating Rate Notes due 2012 on a first lien basis. In it is anticipated that the amended credit facility will extend the term of our existing credit facility from February 29, 2008 to December 31, 2011. The minimum LTM EBITDA covenant is expected to be $26.0 million which will only be tested if excess availability falls below certain levels.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. The Company also uses substantial amounts of fuel in its operations. Significant increases in the cost of fuel will have a material effect on its operations. The Company believes that the release of the insurance collateral and the net proceeds from the sale of T-NT, the proceeds from the Senior Secured Floating Rate Notes due 2012, together with its existing cash and cash flow from operations will be sufficient to fund the Company’s anticipated liquidity requirements for the next fiscal year.

As of March 31, 2007, total current assets were $106.0 million and total current liabilities were $70.7 million. At March 31, 2007, the Company’s debt under its $30.0 million revolving credit facility was $10.5 million, including the $3.5 million supplemental loan, and it had $19.3 million of borrowing availability, based on the Company’s borrowing base calculations. The Company’s $10.0 million letter of credit facility was fully utilized. On May 9, 2007, the Company had a loan balance of $1.2 million under its revolving credit facility, and it had $19.0 million in borrowing availability, based upon the Company’s borrowing base calculations. In addition the Company had $5.3 million invested in money market funds. On May 9, 2007, the Company had $116.3 million (including PIK notes) aggregate principal amount outstanding of the Notes and $15.5 million (including PIK notes) outstanding of the Third Priority Senior Secured Note.

Net cash used in operating activities.    Net cash used in operating activities was $1.2 million for the nine months ended March 31, 2007, resulting primarily from $18.8 million used in operating activities, partially offset by $0.2 million cash provided by changes in the components of working capital (primarily an increase in accounts payable, accrued expenses, accrued compensation and other current liabilities of $9.7 million and an increase in insurance financing payable of $2.1 million, partially offset by an increase in accounts receivable of $13.2 million) non cash items of $16.7 million of depreciation and amortization and $0.7 million of amortization of original issue discount.

Net cash used in operating activities was $12.6 million for the nine months ended March 31, 2006, resulting primarily from $31.2 million used in operating activities plus $6.7 million cash used due to changes in the components of working capital (primarily an increase in accounts receivable of $10.1 million and an increase in prepaid expenses and other current assets of $4.6 million, partially offset by an increase $6.2 million of accounts payable, accrued expenses, accrued compensation and other current liabilities, and an increase in insurance financing payable of $2.2 million), partially offset by non cash items of $19.8 million of depreciation and amortization, $4.7 million of fixed asset impairment and $0.7 million of amortization of original issue discount.

Net cash provided by investing activities.    For the nine months ended March 31, 2007, the net cash provided by investing activities was $16.2 million resulting primarily from $11.8 million of proceeds from the sale of assets, $3.1 million decrease in restricted cash and $5.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $4.4 million of capital expenditures. Of these, $0.6 million of capital expenditures were directly financed with purchase money debt and the balance were financed from operating cash flows.

For the nine months ended March 31, 2006, the net cash provided by investing activities was $6.2 million resulting primarily from the sale and leaseback of our Los Angeles, California facility, the sale and leaseback of our Staten Island, New York facility and the sale of property in St Louis, Missouri, partially offset by the purchase of $1.7 million of transportation contract rights and $5.1 million of capital expenditures. Of these, $0.5 million of capital expenditures were directly financed with purchase money debt and the balance were financed from operating cash flows. Purchase of marketable securities were $3.2 million for the nine months ended March 31, 2006 and proceeds from sale of redemption of marketable securities were $3.0 million.

Net cash used in financing activities.    Net cash used in financing activities totaled $9.3 million for the nine months ended March 31, 2007 due primarily to $7.2 million net payments under the senior credit facility and $2.0 million in payments on borrowings under capital leases and purchase money mortgages.

Net cash provided by financing activities totaled $2.3 million for the nine months ended March 31, 2006 due primarily to $4.9 million of proceeds from the sale of stock and $0.3 million net proceeds under the senior credit facility, partially offset by $2.5 million in payments on borrowings under capital leases and purchase money mortgages and $0.3 million in deferred financing costs.

Commitments and Contingencies

Reference is made to Note 16 ‘‘Commitments and Contingencies’’ of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for a description of the Company’s material commitments.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to our critical accounting policies as of March 31, 2007.

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

We operated a fleet of approximately 5,700 vehicles as of March 31, 2007 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we have or may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of March 31, 2007, our only material variable rate borrowings are the Senior Secured Floating Rate Notes (LIBOR plus 9.2% interest) and $26.5 million of the $30.0 million of borrowings under our $30.0 million senior credit facility (prime plus 1% interest). As of March 31, 2007, we had approximately $10.5 million (of which $3.5 million has a fixed interest rate of 12%) of borrowings outstanding under our senior credit facility and a $3.5 million advance under the letter of credit facility. A 100 basis point increase in interest rates, applied to our variable rate borrowings as of March 31, 2007, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.2 million.

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

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In March 2007, as a result of our existing controls and procedures, we discovered an apparent defalcation by one of our employees at one of our facilities involving the diversion of certain customer payments. We are cooperating with law enforcement authorities and have filed a proof of loss with our insurance carrier. We do not expect the incident to have any material impact on our financial position or results of operations. Although existing controls and procedures detected the incident, subsequent to March 31, 2007 we made changes designed to further improve our collection and custody of customer payments and to improve our process for inquiries regarding past due accounts.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of the Notes. Please refer to the Company’s Annual Report on Form 10-K for fiscal year 2006 for additional information concerning these risk factors and other uncertainties that could negatively impact the Company. There have been no material changes to those risk factors as previously disclosed except as set forth in our Current Reports on Form 8-K dated April 19, 2007 and May 1, 2007. The relevant potions of which (consisting of risk factor disclosure) are hereby incorporated by reference.

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

ATLANTIC EXPRESS TRANSPORTATION CORP.
Date: May 11, 2007	By: /s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2007	By: /s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
3.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3.3	Section 1350 Certification of Principal Executive Officer
3.4	Section 1350 Certification of Principal Financial Officer