Form 10-K
period 2007-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2007-09-28
CIK 1035423

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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
Yes        No

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant on December 29, 2006 was $0.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes        No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of the Registrant’s common stock, $0.01 par value, as of September 28, 2007 was 945,263.

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

We have been in operation for over 35 years and have grown from a small local bus company with a fleet of 16 buses to one of the largest national school bus transportation companies in the country with a fleet of approximately 5,600 vehicles as of June 30, 2007. We were founded in 1968 as a school bus company based in Staten Island, New York. Domenic Gatto, our Chief Executive Officer and President, commenced employment with us in 1973 and purchased our company in 1974, at which time we operated only 16 buses. In 1979, we were awarded two major school bus transportation contracts by the New York City Department of Education (the ‘‘DOE’’), which substantially increased our revenues. These contracts, which were originally awarded for a period of three years, have been extended successively through June 30, 2010. From 1982 to 1987, we strengthened our presence in New York City through the acquisition of 14 regional school bus transportation companies. In 1986, we won and purchased additional contracts in New York City, which also have been extended successively through June 30, 2010. From 1986 to 1989, we further strengthened our presence in New York City through the acquisitions of four local contractors and expanded our operations to Nassau and Suffolk counties on Long Island, New York, through a combination of acquisitions and winning new contracts. From 1990 to 1997, we consummated six additional acquisitions in the New York metropolitan area and three acquisitions on Long Island, New York. In addition to our expansion in the New York greater metropolitan area, we extended our operations to Philadelphia in 1993, where we were the successful bidder for a new contract, and made subsequent acquisitions in 1993 and won additional new contracts in 1996 and 1997. We also established operations in St. Louis in 1995 and in Los Angeles in 1997 by winning contracts. We have acquired over 20 companies in the last 15 years. We have not made any material acquisitions in the past five years. We sold the remaining assets of and closed our bus sales operations in September 2004. We have treated this as discontinued operations for all applicable periods presented, which we consider to be non-core businesses.

We have focused on developing our favorable reputation in the areas of passenger safety, timeliness and quality of service, key factors used by school bus transportation administrators in selecting and renewing our services. We believe the expertise we have gained in our long operating history enables us to establish strong relationships with our customers and provides us with a competitive advantage when renewing contracts or bidding on new business. Customers representing approximately 98% of our fiscal year 2007 contract revenue from continuing operations have been with us for over five years.

On November 4, 1998, GSCP II Holdings (AE), LLC, an affiliate of Greenwich Street Capital (‘‘GSC’’), acquired an approximately 83% equity interest in our recapitalized parent, Atlantic Express Transportation Group, Inc. or (‘‘AETG’’), which owned all of the issued and outstanding shares of our capital stock at that time.

We generated revenues from continuing operations of $428.8 million for the fiscal year ended June 30, 2007 and incurred a net loss of $22.7 million from continuing operations for the fiscal year.

Business Operations

We derive our revenue from two segments: School Bus Operations and Paratransit and Transit Operations (for additional segment information see Note 19 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).

School	Bus Operations (89.1% of revenues from continuing operations for the year ended June 30, 2007)

We have contracts to provide school bus transportation in 116 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. As of June 30, 2007, we had a fleet of approximately 5,200 vehicles to service our school bus operations, consisting of school buses, minivans and cars, lift and ramp-equipped vehicles, coaches and service and support vehicles.

Services.    We generally provide services for transportation of open enrollment (‘‘Regular Education’’) students through the use of standard school buses, and the transportation of physically or mentally challenged (‘‘Special Education’’) students through the use of an assortment of vehicles, including standard school buses, passenger vans and lift-gate vehicles, which are capable of accommodating wheelchair-bound students. In most jurisdictions serviced by us, escorts are required to accompany drivers on Special Education vehicles.

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

Our school bus transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit and cash retainages. In most instances, we have opted to satisfy our security performance requirements by posting performance bonds.

Customers.    We have longstanding relationships with many of the school districts that we service. School districts with which we do business generally appoint a business manager and/or transportation supervisor to oversee school bus transportation operations. Larger school districts have separate bureaus or divisions, which regulate and supervise the providing of school bus transportation services. Passenger safety, timeliness and quality of service are among the factors used by school bus transportation administrators to evaluate us.

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

Historically, school districts awarded school bus transportation contracts through a public bidding process by which such contracts were required to be awarded to the lowest responsible bidder, without regard to quality of service. However, management believes that, due in part to the poor performance of certain low-priced school bus transportation contractors, school districts will increasingly rely on a RFP process, which enables school administrators to broaden the factors considered when awarding a contract. Factors such as passenger safety, timeliness and quality of service, among others, are generally considered under the RFP process. In 1996, the State of New York (where we have our largest concentration of school bus transportation contracts) adopted legislation, which, for the first time, permitted school districts in the State of New York to select school bus transportation contractors through a RFP process. We believe that because of the reputation we have developed in the school bus transportation industry, we are well positioned to obtain contracts that are awarded by the RFP process as well as by public bidding. The DOE accounted for 53.8%, 51.1% and 44.2% of our total revenues from continuing operations in fiscal years 2007, 2006 and 2005, respectively. No other customer contributed greater than 3.7% of our revenues from continuing operations during these periods.

Most of the DOE contracts were originally awarded to us in 1979 and have been renewed and extended since then. The latest extension occurred in June 2005 and extended the contracts through June 30, 2010. Although the DOE has the option to reduce our routes at will, the DOE, since the inception of the first contract, has often increased the number of routes but has never substantially reduced them. Our ability to generate cash flow is heavily dependent on our contracts with the DOE, and we expect it to continue in the future.

Paratransit and Transit Operations (10.9% of revenues from continuing operations for the year ended June 30, 2007)

For fiscal year 2007, we had one contract to provide paratransit service in New York City for physically and mentally challenged persons who are unable to use standard public transportation. The remainder of our paratransit and transit operations revenue comes from fixed route transit, express commuter lines and charter and tour bus services. This division is primarily dependant on the NYC Metropolitan Transit Authority (‘‘MTA’’) contract which will expire in December 2008. As of June 30, 2007, we had a fleet of approximately 400 vehicles to service our paratransit and transit operations.

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

Contract.    The term of our paratransit contract was for five years and has been extended for an additional two years. In paratransit and transit operations, the scope of services and contract requirements vary considerably from one jurisdiction to another. The three general components of paratransit transportation services are (1) providing the actual transportation service, (2) reserving passenger requests for service and (3) sorting and scheduling passenger requests for service. Some customers require all three components of service while other customers perform one or more of such functions themselves or through third parties. Paratransit vehicles are generally provided by the transit agency. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. Paratransit users pay a fixed amount per trip determined by the local transit system governmental entity (which may be equal to or based upon prevailing public transportation fees in the jurisdiction in question), which is credited against the monthly contract price due from the local transit system.

Seasonality

The school bus transportation operation, which averaged approximately 88.6% of our revenues from continuing operations for the last three fiscal years, is seasonal in nature and generally follows the pattern of the school year, with sustained levels of business during the months of September through June. As a result, we have experienced, and expect to continue to experience, a substantial decline in revenues from late June through early September. Our quarterly operating results have also fluctuated due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of our other operations. In particular, historically we have generated operating losses during the first quarter of each fiscal year. Consequently, interim results are not necessarily indicative of the full fiscal year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

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

Fleet Management and Maintenance

As of June 30, 2007, we operated a fleet of approximately 5,600 vehicles. The average age of our fleet, exclusive of 276 vehicles provided by various transportation authorities as of that date, was 8.7 years.

As of June 30, 2007, the fleet was maintained by our trained mechanics at our 56 facilities. We have a comprehensive preventive maintenance program for our equipment to minimize equipment down time and prolong equipment life. Programs implemented by us include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by our mechanics.

The following is a breakdown of our fleet of owned vehicles as of June 30, 2007 by age:

	School Buses	Minivans And Cars	Lift/Ramp Equipped Vehicles	Coaches	Service and Support Vehicles	Total
Less than 2 years old	341	9	17	4	8	379
2-5 years old	147	80	39	0	11	277
6-10 years old	2,493	89	274	17	100	2,973
11-15 years old	473	0	73	6	17	569
Greater than 15 years	241	0	13	0	5	259
Total	3,695	178	416	27	141	4,457

The following is a breakdown of our fleet of leased vehicles as of June 30, 2007 by age:

	School Buses	Minivans And Cars	Lift/Ramp Equipped Vehicles	Coaches	Service and Support Vehicles	Total
Less than 2 years old	467	49	91	12	2	621
2-5 years old	97	0	28	7	6	138
6-10 years old	71	0	2	21	0	94
11-15 years old	21	0	0	0	0	21
Greater than 15 years	0	0	0	0	0	0
Total	656	49	121	40	8	874

In addition to the vehicles in the tables above, as of June 30, 2007, we operated 276 vehicles provided by various transportation authorities pursuant to their respective contracts.

Employees

As of June 30, 2007, we had approximately 7,600 employees to provide transportation services, consisting of approximately 5,300 drivers, 1,350 escorts, 400 maintenance workers and 550 employees in executive, operations, clerical and sales functions. Our school bus drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment on school buses. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

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

As of June 30, 2007, approximately 81% of our employees were members of various labor unions. We were party to 31 collective bargaining agreements, of which four agreements have already expired. 20 agreements, covering approximately 4,900 employees, including 3,200 employees represented by Local 1181 of the Amalgamated Transit Union (‘‘Local 1181’’), will expire over the next two years, with the remainder to expire over the next three years. We believe that our relations with employees are satisfactory. As of June 30, 2007, approximately 54% of the Company’s union employees were represented by Local 1181, which primarily represents personnel rendering services on behalf of the DOE. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and escorts. All contracts awarded by the DOE during the past 24 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guaranty Corporation, withdrawal liability for contributing employers to the plan, such as our company, is essentially eliminated, provided that withdrawal is based upon the loss of DOE contracts and that the successor contractor becomes a contributing employer to the plan.

Competition

The school bus transportation industry and paratransit services industry are highly competitive. We compete on the basis of our reputation for passenger safety, quality of service and price. We believe we are competitive in each of these areas. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. We have many competitors in the school bus and paratransit transportation business, including transportation companies with resources and facilities substantially greater than those of ours. We compete with Laidlaw Transit, Inc., a division of Laidlaw International Inc., the largest private transportation contractor in North America, First Transit and First Student, divisions of First Group America, Inc., the second largest private transportation contractor in North America, and National Express Corporation, in addition to other regional and local companies.

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

Under our workers’ compensation insurance policy, we pay fronting charges to our insurance carrier and we are required to contribute to a loss fund. The carrier pays the first $500,000 per occurrence from this loss fund, up to a maximum amount determined for each policy period. We are entitled to obtain a refund from the carrier based upon a calculation of ratable losses valued as of a date 42 to 54 months after the effective date of the policy. The carrier is required to pay for all losses in excess of $500,000, up to $1 million, per occurrence and any excess of the aggregate maximum ratable losses agreed to for that policy period.

In the past, we self-insured our workers’ compensation deductibles through Atlantic North Casualty Company, a wholly owned captive insurance company chartered in Vermont. Atlantic North Casualty Company’s total claims liability were partially funded by premiums charged to operating companies, which in turn were limited to the amount of the deductible in our workers’ compensation insurance policy. Atlantic North Casualty Company was liquidated in October 2004.

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

Our employees are subject to various federal and state laws and regulations pertaining to driver qualifications and drug, alcohol and substance abuse testing. The Commercial Motor Vehicle Safety Act of 1986 requires drivers of commercial vehicles, including school buses, motor coaches and paratransit vehicles, to obtain a commercial driver’s license. Many states have additional licensing requirements for subclasses of drivers such as school bus drivers and/or paratransit drivers. Under regulations enacted at the state and/or local levels, our school bus drivers and paratransit drivers are required to complete certain minimum basic training and refresher classes annually. Our drivers are kept up to date with changes in applicable regulations through these refresher classes. Pursuant to regulations promulgated by the United States Department of Transportation under the Drug Free Workplace Act of 1988, our drivers are required to undergo pre-employment drug and alcohol testing, and we are required to conduct random testing for drug and/or alcohol abuse. Similar drug and alcohol abuse testing is also required under various state laws. Our operating and maintenance facilities are also required to be maintained in accordance with regulations promulgated by various federal and state agencies, including departments of education, departments of motor vehicles, and state departments of transportation.

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

In December 2003, we emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. Certain claims in our Chapter 11 bankruptcy case remain unsettled and are subject to ongoing negotiation and possible litigation. As of June 30, 2007, we have recorded liabilities of approximately $1.4 million for priority tax claims, certain cure costs, claims to be negotiated for leases and contracts, general unsecured claims and certain secured claims, collectively recorded as payable to creditors under our plan of reorganization. Our past inability to meet our obligations that resulted in our filing for bankruptcy protection, or the perception that we may not be able to meet our obligations in the future, could adversely affect our ability to obtain adequate financing and our relationships with our customers, as well as our ability to retain or attract high-quality employees.

We may be adversely affected by rising insurance costs.

Our cost of maintaining vehicle liability, personal injury, property damage and workers’ compensation insurance is significant. We could experience higher insurance premiums as a result of adverse claims experience or because of general increases in premiums by insurance carriers for reasons unrelated to our own claims experience. As an operator of school buses and other high occupancy vehicles, we are exposed to claims for personal injury or death and property damage as a result of accidents. Generally, our insurance policies must be renewed annually. Our ability to continue to obtain insurance at affordable premiums also depends upon our ability to continue to operate with an acceptable safety record. A significant increase in the number of claims against us, the assertion of one or more claims in excess of our policy limits or the inability to obtain adequate insurance coverage at acceptable rates, or at all, could have a material adverse effect on us. In addition, the running of statutes of limitations for personal injuries to minor children typically is suspended during the children’s legal minority. Therefore, it is possible that accidents causing injuries to minors on school buses may not give rise to lawsuits until a number of years later, which could also have a material adverse effect on us.

Additionally, we typically negotiate transportation contracts on a different time frame than our contracts for insurance and our transportation contracts are typically fixed price contracts. As a result, we were unable to absorb increases in insurance and other operating expenses in recent years. Our inability to pass on changes in underlying costs was a significant reason for our seeking protection from creditors in our Chapter 11 bankruptcy case. We cannot assure you that such increases in insurance and other expenses will not happen again in the future. See ‘‘Business — Risk Management and Insurance.’’

Fluctuations in the cost of fuel could adversely affect our business.

We operated a fleet of approximately 5,600 vehicles as of June 30, 2007 and consume substantial quantities of fuel for our operations. Our fuel costs for the year ended June 30, 2007 were approximately $21.8 million as compared to $22.6 million for the year ended June 30, 2006. Historically, we have been unable to pass through most increases in the price of fuel to the school districts we service. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel and we may seek to do the same in the future. Based on our current operations, an increase in fuel costs of 10 cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs.

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

Some of our transportation contracts may be terminated or services to be provided reduced due to factors beyond our control.

Some of our school bus transportation contracts may be terminated due to factors beyond our control, such as decreases in funding for our customers. Paratransit contracts may be cancelled on short notice at the option of our customers. In addition, the number of school buses to be provided under our contracts generally may decrease, and hence the revenues generated under such contracts may decrease based on the requirements of our customers. Although we believe we have established strong relationships with our customers, there can be no assurance that our contracts will not be affected by circumstances beyond our control.

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

As of June 30, 2007, approximately 81% of our employees were members of various labor unions. We were party to 31 collective bargaining agreements, of which four agreements have already expired. 20 agreements, covering approximately 4,900 employees, including 3,200 employees represented by Local 1181 of the Amalgamated Transit Union, will expire over the next two years, with the remainder to expire over the next three years. Although no assurance can be given, we do not believe that the expiration of such collective bargaining agreements will have a material adverse effect on our labor costs. No assurance can be given as to the outcome of negotiations with the representatives of the unionized employees.

Our labor contracts are not necessarily for the same terms as our revenue contracts. Although we believe that historically we have had satisfactory labor relations with our employees and their unions, our inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on us. In addition, labor shortages in selected markets could materially adversely affect our ability to enter or expand in such markets. There can be no assurance that we will not have a strike or work stoppage in the future. See ‘‘Business — Employees.’’

Several officers of Local 1181 of the Amalgamated Transit Workers Union have been charged with engaging in criminal activity including the extortion of student transportation companies. We have been informed by the US Attorney’s office that we are not a target or subject of its investigation. As a result of the pending charges, Local 1181 has been placed in trusteeship under the supervision of its national parent organization. No assurance can be given that the change in the union leadership will not have a material averse effect on the Company’s labor relations.

We may be adversely affected by a shortage of qualified drivers and possible resulting increase in labor costs.

As of June 30, 2007, we had approximately 7,600 employees to provide transportation services, including approximately 5,300 drivers. We require our drivers to complete a thorough and comprehensive training process and to satisfy federal and state requirements. There may be a shortage of qualified drivers due to factors that are beyond our control, such as competition from other available employment opportunities, including opportunities outside the industry in which we operate. As a result, we may be required to increase driver compensation to attract and retain a sufficient number of qualified drivers to service existing routes or possible future expansion routes, and such increases may be material. Even if we are able to offer significant increases in an amount acceptable to us, there is no assurance that we will be able to meet all of our needs for qualified drivers. An inability to do so could affect our ability to provide services as required on existing business and prevent us from obtaining future business.

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

In order to maintain our school bus fleet, we will be required to make significant capital expenditures. We normally make non-vehicle capital expenditures of approximately $5 million annually, plus capital expenditures for vehicles, which amount varies from year to year depending on our company’s needs and business conditions. For the years ended June 30, 2006 and June 30, 2007 the majority of our new vehicle requirements were financed though operating leases. For the fiscal years ended June 30, 2005, 2006 and 2007, we made total capital expenditures of $8.2 million, $6.5 million and $18.2 million, (which included $12.1 million buy out of existing operating leases in May 2007), respectively (See Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion). There can be no assurance that cash flow from operations will enable us to acquire a sufficient number of new vehicles or make capital expenditures necessary to implement any expansion of service. If we are required to obtain additional financing, there can be no assurance that we can obtain financing on terms acceptable to us. Our inability to procure the financing necessary to acquire additional school buses or make needed capital improvements could delay or prevent us from implementing our business strategy and would have a material adverse effect on us. See ‘‘Business — Fleet Management and Maintenance.’’

We depend on management and key personnel.

Domenic Gatto, who is our Chief Executive Officer and President, is key to our management and direction. The loss of the services of Mr. Gatto could have a material adverse effect on us, and there can be no assurance that we would be able to find a replacement for Mr. Gatto with the equivalent business experience and skills. Mr. Gatto’s current employment contract with us expires in December 2009, which is subject to renewal at our option.

The interests of our significant shareholder may be different than your interests.

As of June 30, 2007, GSC beneficially owns 83.9% of AETG’s outstanding common shares. AETG owned 85.3% of our issued and outstanding common shares on a fully diluted basis. Pursuant to a stockholders agreement for AETG’s common shares, GSC is entitled to designate a majority of the directors to AETG’s board of directors so long as it beneficially owns at least 35% of AETG’s outstanding common shares. As a result, the directors appointed by GSC are in a position to control all matters affecting AETG and our company. Such concentration of ownership may have the effect of preventing a change in control. Further, as a result, GSC will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our shareholders. The interests of our significant shareholder may not be fully aligned with and could conflict with, the interests of the holders of the notes.

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

In particular, the school bus transportation industry is undergoing significant consolidation that has intensified the competition for contracts and acquisitions. From time to time, we make inquiries with respect to possible acquisitions and from time to time have received inquiries with respect to a possible acquisition of our company. Whether such inquiries will result in further communications, or ultimately, an acquisition, has depended and will depend upon the facts and circumstances in each case. Any failure to compete effectively could have a material adverse effect on us. See ‘‘Business — Competition’’ and ‘‘Business — Business Operations — School Bus Operations.’’

Our business is subject to seasonality and fluctuations in quarterly operating results.

The school bus transportation operation, which accounted for at approximately 88.6% of our revenues from continuing operations for each of the last three fiscal years, is seasonal in nature and generally follows the pattern of the school year, with sustained levels of business during the months of September through June. As a result, we have experienced, and expect to continue to experience, a substantial decline in revenues from late June through early September. Our quarterly operating results have also fluctuated due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of our other operations. In particular, historically we have generated operating losses during the first quarter of each fiscal year. Consequently, interim results are not necessarily indicative of the full fiscal year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

Risk Factors Relating to the Notes

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

As of June 30, 2007, we had total indebtedness of $191.7 million (net of unamortized original issue discount of $2.7 million). Our substantial indebtedness could have important consequences to you and our company and significant effects on our business, including the following:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Secured Floating Rate Notes due 2012 (the ‘‘notes’’) and our other indebtedness and contractual and commercial commitments and, if we fail to comply with these requirements, an event of default could result;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

The occurrence of any one of these events could have a materially adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the notes.

Restrictive covenants in our Amended and Restated Credit Facility, the indenture governing the notes and our other current and future indebtedness could adversely restrict our operating flexibility.

The discretion of our management with respect to certain business matters may be limited by covenants contained in our Amended and Restated Credit Facility and the indenture governing the notes, as well as other current and future debt instruments. Among other things, these covenants may include restrictions on our ability to:

•	incur or guarantee additional indebtedness or issue disqualified capital stock;

•	pay dividends or make other distributions;

•	issue capital stock of our restricted subsidiaries;

•	transfer or sell assets, including capital stock of our restricted subsidiaries;

•	make certain investments or acquisitions;

•	grant liens on our assets;

•	incur dividends or other payment restrictions affecting our restricted subsidiaries;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or transfer all or substantially all of our assets.

In addition, the credit agreement governing our Amended and Restated Credit Facility includes other and more restrictive covenants including those that will restrict our ability to prepay our other indebtedness, including the notes, while borrowings under our Amended and Restated Credit Facility remain outstanding. Our Amended and Restated Credit Facility requires us to achieve a specified LTM EBITDA under certain conditions. Our ability to comply with this covenant may be affected by events beyond our control.

The restrictions contained in the indenture governing the notes and the credit agreement governing our Amended and Restated Credit Facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisition opportunities or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of the restrictive covenants or our inability to comply with the EBITDA covenant (if required under certain conditions) could result in a default under the credit agreement governing our Amended and Restated Credit Facility. If a default occurs, the lenders under our Amended and Restated Credit Facility may elect to:

•	declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; and

•	prevent us from making payments on the notes,

either of which would result in an event of default under the indenture governing the notes and could result in a cross default under our other debt instruments. The lenders would also have the right in these circumstances to terminate any commitments they have to provide us with further borrowings. If the borrowings under our Amended and Restated Credit Facility and the notes were to be accelerated, we cannot assure you that we would be able to repay in full the notes.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur substantial additional debt, which could exacerbate the risks described above.

We may be able to incur additional debt in the future. Although the indenture governing the notes and the credit agreement governing our Amended and Restated Credit Facility contain restrictions on our ability and the ability of our restricted subsidiaries to incur indebtedness, those restrictions are or will be subject to a number of exceptions and qualifications and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. For example, the indenture governing the notes will allow us to incur additional indebtedness if our consolidated fixed charge coverage ratio, after giving effect to the incurrence, is greater than 2.0 to 1.0 and also allow us to borrow money to buy out our existing vehicle operating leases. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. In addition, the indenture governing the notes will not prevent us from incurring obligations that do not constitute indebtedness. Adding new debt to current debt levels could intensify the leverage-related risks that we and our subsidiaries now face.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on the notes and our other indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations and anticipated operating improvements, we believe that the proceeds from the issuance of the notes and our cash flow from operations, available cash and available borrowings under our Amended and Restated Credit Facility will be adequate to meet our liquidity needs for the next fiscal year. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended and Restated Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.

If we do not have sufficient funds, we may be required to sell assets or incur additional debt. We may need to refinance all or a portion of our indebtedness, including the notes, on or before their stated maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our Amended and Restated Credit Facility and the notes, on commercially reasonable terms, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the notes and our ability to pay the amounts due under the notes.

We have a history of net losses and may incur additional losses in the future.

We sustained net losses of $42.4 million, $29.6 million and $17.1 million for the fiscal years ended 2005, 2006, and 2007, respectively. Future losses could adversely affect our ability to fund planned capital expenditures and to make payments on the notes. As a result, you could lose all or part of your investment. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

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

The value of the collateral securing the notes may not be sufficient to satisfy our and our subsidiaries’ obligations under the notes.

The notes and the related guarantees are not secured by a first priority lien on all of our assets. The notes and the related guarantees are secured by a first priority lien, subject to certain permitted prior liens, on all but one of our and our guarantor subsidiaries’ owned real properties and certain of our and our guarantor subsidiaries’ hereafter acquired real properties (the ‘‘first lien real property’’) and on substantially all of our and our guarantor subsidiaries’ owned motor vehicles, other than those constituting excluded assets, whether now owned or hereafter acquired, other than motor vehicles which are subject to purchase money liens (the ‘‘motor vehicles,’’ and together with the first lien real property, the ‘‘first lien collateral’’). The lenders under our Amended and Restated Credit Facility have a first priority lien on substantially all of our and our guarantor subsidiaries’ assets, subject to certain permitted prior liens, other than the first lien collateral and certain excluded assets (the ‘‘second lien collateral’’), and a second priority lien on the first lien real property. The notes benefit from a second priority lien on the second lien collateral. The lenders under our Amended and Restated Credit Facility do not have a lien on the motor vehicles.

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

The lenders under our Amended and Restated Credit Facility will be entitled to receive proceeds from any sale of the second lien collateral to repay their obligations in full before the holders of the notes will be entitled to any proceeds from any such sale of the second lien collateral. The proceeds from the second lien collateral may not be sufficient to repay both the lenders under our Amended and Restated Credit Facility and the holders of the notes. We cannot assure you that, in the event of a foreclosure, the proceeds from the sale of all second lien collateral would be sufficient to pay in full all obligations secured by the first priority liens on such collateral or any portion of the amounts owed under the outstanding notes.

If the proceeds from the sale of the first lien collateral and the second lien collateral were not sufficient to repay all obligations secured by such collateral, then the holders of the notes, to the extent not repaid from the proceeds of the sale of the first lien collateral and second lien collateral, would only have an unsecured claim against our remaining assets, if any. This claim would rank equal in priority to the unsecured claims with respect to any unsatisfied obligations under our Amended and Restated Credit Facility and our other unsecured senior indebtedness and the unsecured senior indebtedness of our guarantor subsidiaries.

We have not performed any recent appraisals on the value of the collateral. The book value of the collateral should not be relied on as a measure of realizable value for such assets. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our existing operating businesses. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or of significant value. Also, an entity that forecloses on the real property comprising a portion of the collateral is potentially liable for environmental claims. See the risk factor ‘‘— Because the collateral includes real property, the holders of the notes may be liable under limited circumstances for environmental claims related to real property.’’ In addition, the collateral is located in a number of locations, and the multi-jurisdictional nature of any foreclosure on the collateral may limit the realizable value of the collateral.

The ability of the trustee to foreclose on the collateral on behalf of the holders of the notes may also be subject to perfection, the consent of third parties, governmental approvals and practical problems associated with the realization of the collateral agent’s security interest in the collateral. We have not obtained the consent of third parties whose consent may be necessary to allow the collateral agent to foreclose on the collateral consisting of contract rights or collateral as to which third parties have contractual rights. We cannot assure you that the consents of such third parties or any required approvals of governmental entities will be given when required to facilitate a foreclosure on such assets.

Holders of the notes will not control decisions regarding the second lien collateral.

We entered into security documents which granted the administrative agent for the lenders under our Amended and Restated Credit Facility a first lien on the second lien collateral, and gave the administrative agent certain rights with respect to the second lien collateral. The collateral agent entered into an intercreditor agreement with the administrative agent which will define the rights of the parties with respect to the second lien collateral and the parties’ liens thereon. The administrative agent and the lenders under our Amended and Restated Credit Facility, who have a first priority lien on the second lien collateral, control substantially all matters related to the second lien collateral and the collateral agent’s rights and remedies with respect thereto. At any time that obligations are outstanding under our Amended and Restated Credit Facility, the administrative agent shall have the sole and exclusive right to control, administer, account for and otherwise deal with the second lien collateral and to determine the manner of every sale or other disposition of the second lien collateral, in each case, upon enforcement of the administrative agent’s interest, and to foreclose on the second lien collateral in any order which it deems appropriate. As a result, the administrative agent for the lenders may dispose of or foreclose on, or take other actions with respect to, the second lien collateral with which the holders of the notes may disagree or that may be contrary to the interests of the holders of the notes. Also, the collateral agent and the holders of the notes will be unable to exercise remedies with respect to the second lien collateral unless and until the administrative agent for the lenders exercises its rights and remedies with respect to the second lien collateral, and then only on a limited basis.

The sale of assets constituting collateral securing the notes may be used to repay our obligations on our Amended and Restated Credit Facility.

Certain asset sales, including certain sales of assets constituting first lien collateral or second lien collateral, are subject to compliance with a covenant contained in the indenture governing the notes. Under that covenant, we are permitted to use the proceeds from such asset sales to repay outstanding indebtedness under our Amended and Restated Credit Facility. Any such repayment need not cause any permanent reduction in borrowing capacity under our revolving credit facility. Our Amended and Restated Credit Facility requires us to offer to use the proceeds from any such asset sale (including sales of first lien collateral) to repay outstanding obligations under it. Therefore, the value of the collateral securing the notes may diminish as a result of any such asset sales, and the proceeds therefrom may not be reinvested in the company or used to make an offer to redeem the notes.

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

The indenture governing the notes requires us to issue, in certain circumstances, permits us to issue thereunder and without limitation on the maximum principal amount, additional notes on substantially identical terms as the notes offered hereby. Any additional notes subsequently issued will be secured equally and ratably with the outstanding notes. The issuance of additional notes will have the effect of diluting the value of the security interest in the first lien collateral and second lien collateral for then outstanding notes. Such dilution will reduce your pro rata share of any proceeds from the sale of any first lien collateral and second lien collateral.

The indenture governing the notes and the agreements governing our other secured indebtedness may also permit us to designate one or more of our restricted subsidiaries as an unrestricted subsidiary. If we designate an unrestricted subsidiary, all of the liens on any collateral owned by the unrestricted subsidiary and any guarantee of the notes by the unrestricted subsidiary will be released under the indenture, but the guarantee of our Amended and Restated Credit Facility by the unrestricted subsidiary may not be released under our Amended and Restated Credit Facility. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral to the extent that liens on the assets of the unrestricted subsidiary are released and the notes will be structurally subordinated to the debt and other obligations of the unrestricted subsidiary. This may materially reduce the collateral securing the notes.

Rights of holders of the notes in the collateral may be adversely affected by the failure to perfect security interests in certain collateral acquired in the future.

The security interest in the collateral securing the notes and the guarantees includes certain of our assets and certain assets of substantially all of our subsidiaries, both tangible and intangible, whether now owned or acquired or arising in the future. With respect to certain subsequently acquired property and rights, including, without limitation, motor vehicles and deposit accounts, the security interest securing the notes will not be perfected unless appropriate action (e.g., noting the lien on the related certificate of title or giving the trustee control over the deposit account) is taken to perfect the security interest on or after the time that we or our guarantor subsidiaries acquire rights therein. There can be no assurance that the trustee will monitor, or that we will inform the trustee of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after acquired collateral. The trustee for the notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interests therein. Such failure may result in the loss of perfection of the security interest therein or the priority of the security interest in favor of the notes against third parties. Moreover, in the event that we or our guarantor subsidiaries were to file for bankruptcy, the security interest securing the notes generally will not extend to any property or rights acquired by us or our guarantor subsidiaries after the date of such bankruptcy.

Holders of the notes may not have a perfected security interest in the motor vehicle or the real property portion of the collateral.

The first lien collateral securing the notes includes all but one of our and our guarantor subsidiaries’ owned real properties and certain of our and our guarantor subsidiaries’ hereafter acquired real properties and on substantially all of our and our guarantor subsidiaries’ owned motor vehicles, other than those constituting excluded assets, whether now owned or hereafter acquired. Each state has its own laws regarding the recording of liens and the perfection of security interest in motor vehicles in general. Typically, in order to perfect a security interest in motor vehicles, the lien must be noted or transcribed on the face of the title. There are inherent delays in the process of perfecting such security interests and security interests in our motor vehicles which still may not be recorded. For so long as the security interest in any motor vehicle collateral remains unperfected, such security interest may not be enforceable against another secured creditor of ours or our guarantor subsidiaries and, in the event that we or our guarantor subsidiaries were to become bankrupt, would not be enforceable against any bankruptcy trustee of ours or our guarantor subsidiaries.

Additionally, holders of the notes may not have a perfected security interest in the real property portion of the collateral. Typically, in order to perfect a security interest in real property, a mortgage must be filed at the county recorder’s office in the county in which such real property is located. During such time as the security interest in the real property collateral remains unperfected, such security interest may not be enforceable against another secured creditor of ours or our guarantor subsidiaries and, in the event that we or our guarantor subsidiaries were to become bankrupt, would not be enforceable against any bankruptcy trustee of ours or our guarantor subsidiaries.

Because the collateral includes real property, holders of the notes may be liable under limited circumstances for environmental claims related to the real property.

A portion of the collateral securing the notes and the guarantees is comprised of real property. The real property portion of the collateral may be subject to known and unforeseen environmental risks. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, a lender may be held liable for the costs of remediating or preventing releases, or threatened releases, of hazardous substances at mortgaged property if the lender takes title to the property by foreclosure, or even if the lender does not foreclose, but exercises actual control over operations or decision-making. However, the 1996 amendments to CERCLA established certain protections from such liability for lenders who do not act as owners or operators of the property. A lender who holds indicia of ownership, such as title or rights of access and inspection, primarily to protect its security interest, or who forecloses and then re-sells or re-leases a property in which it holds a security interest within a commercially reasonable time, is not liable as an owner or operator under CERCLA unless that lender participates in the management of the property. Participation in management is generally interpreted to mean exercising actual control or decision-making authority over general operations or over environmental compliance at the facility. There may also be other bases for lender liability, such that a lender’s involvement in operational decisions or environmental compliance matters may create liability under the common law or other environmental statutes, both state and federal. A lender’s CERCLA liability is not limited by the value of the secured interest and could extend to the entire cost of the remediation. As a result, a holder of the notes who is determined to be an owner or operator of real property securing the notes may have joint and several liability in a cost recovery or contribution action under CERCLA. This liability would not be limited by the principal amount of the notes held by the holder of the notes or the value of the real property. See ‘‘Business — Environmental Matters.’’

Third party claims may significantly diminish the value of our real property collateral.

The title insurance policies on the real property portion of the collateral may contain exceptions as to rights of third parties. Third parties may make claims that they are entitled to exercise such rights in a manner which is adverse to our real estate interests and/or improvements. If any such claims are pursued and upheld, this may significantly diminish the value, if any, of such real property collateral. In addition, we may be required to take corrective action as a result of such claims, including procuring additional real estate interests and/or relocating improvements, and we may sustain costs, expenses and/or a reduction in revenue as a result of such circumstances. These reductions in value, costs, expenses and losses associated with excepted matters would not be covered by title insurance. Insolvency and administrative laws could adversely affect noteholder’s ability to enforce its rights under the notes, the note guarantees and the security documents. If a bankruptcy proceeding were to be commenced under the federal bankruptcy laws by or against us or any subsidiary guarantor, it is likely that delays will occur in any payment upon acceleration of the notes and in enforcing remedies under the related indenture, including with respect to the liens securing the notes and the note guarantees, because of specific provisions of such laws or by a court applying general principles of equity. Provisions under federal bankruptcy laws or general principles of equity that could result in the impairment of your rights include, but are not limited to: the automatic stay; avoidance of preferential transfers by a trustee or debtor-in-possession; substantive consolidation; limitations on collectability of unmatured interest or attorney fees; fraudulent conveyance; and forced restructuring of the notes, including reduction of principal amounts and interest rates and extension of maturity dates, over the holders’ objections.

Additionally, applicable federal bankruptcy laws generally permit a debtor to continue to retain and to use collateral, even if the debtor is in default under the applicable debt instruments, provided that the secured creditor is given ‘‘adequate protection.’’ The interpretation of the term ‘‘adequate protection’’ may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in collateral. Because the term ‘‘adequate protection’’ is subject to varying interpretation and because of the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) whether payments under any of the notes would be made following commencement of and during a bankruptcy case, (2) whether or when the lenders under the senior credit facility could foreclose upon or sell any collateral or (3) whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral under the doctrine of ‘‘adequate protection.’’ Furthermore, in the event a bankruptcy court were to determine that the value of the collateral was not sufficient to repay all amounts due on the notes, the holders of such notes would become holders of ‘‘undersecured claims.’’ Applicable federal bankruptcy laws generally do not permit the payment or accrual of interest, costs and attorneys’ fees for ‘‘undersecured claims.’’

The notes and the note guarantees and the granting of the collateral securing the note guarantees may be voidable, subordinated or limited in scope under laws governing fraudulent transfers and insolvency.

Although the notes are our obligations, they will be unconditionally guaranteed on a senior secured basis by the subsidiary guarantors. We are a holding company that derives all of our operating income and cash flow from our subsidiaries. The performance by each subsidiary guarantor of its obligations with respect to its subsidiary guarantee may be subject to review under relevant federal and state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or lawsuit by or on behalf of unpaid creditors of such subsidiary guarantor. Under these statutes, if a court were to find under relevant federal or state fraudulent conveyance statutes that a subsidiary guarantor did not receive fair consideration or reasonably equivalent value for incurring its subsidiary guarantee of the notes, and that, at the time of incurrence, the subsidiary guarantor (1) was insolvent, (2) was rendered insolvent by reason of the incurrence or grant, (3) was engaged in a business or transaction for which the assets remaining with the subsidiary guarantor constituted unreasonably small capital or (4) intended to incur, or believed that it would incur, debts beyond its ability to pay these debts as they matured, then the court, subject to applicable statutes of limitation, could void the subsidiary guarantor’s obligations under its subsidiary guarantee, recover payments made under the subsidiary guarantee, subordinate the subsidiary guarantee to other indebtedness of the subsidiary guarantor or take other action detrimental to the holders of the notes.

The measure of insolvency for these purposes will depend upon the governing law of the relevant jurisdiction. Generally, however, a company will be considered insolvent for these purposes if the sum of that company’s debts is greater than the fair value of all of that company’s property or if the present fair salable value of that company’s assets is less than the amount that will be required to pay its probable liability on its existing debts as they become absolute and matured or if a company is not able to pay its debts as they become due. Moreover, regardless of solvency, a court could void an incurrence of indebtedness, including the subsidiary guarantees, if it determined that the transaction was made with the intent to hinder, delay or defraud creditors. In addition, a court could subordinate the indebtedness, including the subsidiary guarantees, to the claims of all existing and future creditors on similar grounds. The subsidiary guarantees could also be subject to the claim that, since the subsidiary guarantees were incurred for our benefit, and only indirectly for the benefit of the subsidiary guarantors, the obligations of the subsidiary guarantors thereunder were incurred for less than reasonably equivalent value or fair consideration. Neither we nor any subsidiary guarantor believes that, after giving effect to the offering, any of the subsidiary guarantors (1) was insolvent or rendered insolvent by the incurrence of the guarantees in connection with the offering, (2) was not in possession of sufficient capital to run their business effectively or (3) incurred debts beyond our or its ability to pay as the same mature or become due.

There can be no assurance as to what standard a court would apply in order to determine whether a subsidiary guarantor was ‘‘insolvent’’ upon the sale of the notes or that, regardless of the method of valuation, a court would not determine that the subsidiary guarantor was insolvent at the time of the sale of the notes.

Our ability to purchase the notes upon a change of control may be limited.

Upon the occurrence of a specified change of control, each holder of notes will have the right to require us to repurchase all or a portion of such holder’s notes at a price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. However, our ability to repurchase the notes upon a change of control may be limited by the terms of our then existing contractual obligations and the obligations of our subsidiaries. In addition, the occurrence of a change of control is expected to require the repayment of borrowings under our Amended and Restated Credit Facility. There can be no assurance that we will have the financial resources to repay amounts due under such our Amended and Restated Credit Facility, or to repurchase or redeem the notes. If we fail to repurchase all of the notes tendered for purchase upon the occurrence of a change of control, this failure will constitute an event of default under the indenture. See the risk factor ‘‘— Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes’’ above.

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

The change of control provision may not necessarily afford the holders protection in the event of a highly leveraged transaction, including a reorganization, restructuring, merger or other similar transaction involving us that may adversely affect the holders, because these transactions may not involve a shift in voting power or beneficial ownership or, even if they do, may not involve a shift of the magnitude required under the definition of ‘‘change of control’’ under the indenture to trigger these provisions. Except as upon a ‘‘change of control’’ under the indenture, the indenture does not contain provisions that permit the holders of the notes to require us to repurchase or redeem the notes in the event of a takeover, recapitalization or similar transaction.

The collateral is subject to casualty risks.

We are obligated under the collateral arrangements to maintain adequate insurance or otherwise insure against hazards as is usually done by corporations operating properties of a similar nature in the same or similar localities. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. As a result, it is possible that the insurance proceeds will not compensate us fully for our losses. If there is a total or partial loss of any of the pledged collateral, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all of our secured obligations, including the notes.

The ability of the collateral agent to foreclose on the collateral may be limited pursuant to bankruptcy laws.

The right of the collateral agent, as a secured party under the collateral documents for the benefit of itself, the trustee and the holders of the notes, to foreclose upon and sell the collateral upon the occurrence of a payment default is likely to be significantly impaired by applicable bankruptcy laws, including the automatic stay provision contained in Section 362 of the Bankruptcy Code. Under applicable federal bankruptcy laws, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such a debtor, without bankruptcy court approval. Moreover, applicable federal bankruptcy laws generally permit a debtor to continue to retain and use collateral even though that debtor is in default under the applicable debt instruments so long as the secured creditor is afforded ‘‘adequate protection’’ of its interest in the collateral. Although the precise meaning of the term ‘‘adequate protection’’ may vary according to circumstances, it is intended in general to protect a secured creditor against any diminution in the value of the creditor’s interest in its collateral. Accordingly, the bankruptcy court may find that a secured creditor is ‘‘adequately protected’’ if, for example, the debtor makes certain cash payments or grants the creditor liens on additional or replacement collateral as security for any diminution in the value of the collateral occurring for any reason during the pendency of the bankruptcy case.

In view of the lack of a precise definition of the term ‘‘adequate protection’’ and the broad discretionary powers of a bankruptcy court, we cannot predict whether payments under the notes would be made following commencement of, and during the pendency of, a bankruptcy case, whether or when the collateral agent could foreclose upon or sell the collateral or whether or to what extent holders of notes would be compensated for any delay in payment or loss of value of the collateral.

Furthermore, if a bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, holders of notes would hold ‘‘under-secured claims.’’ Applicable federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorney’s fees for ‘‘under-secured claims’’ during a debtor’s bankruptcy case.

None of our future foreign subsidiaries or unrestricted domestic subsidiaries, if any, will guarantee the notes. If any of our future foreign subsidiaries or unrestricted domestic subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of such subsidiary before any of those assets would be made available to us. Consequently, holders’ claims in respect of the notes effectively would be subordinated to all of the existing and future liabilities of our future foreign subsidiaries and our unrestricted domestic subsidiaries, if any.

There will be a limited public trading market for the notes, and holder’s ability to sell the notes is limited.

The notes are new securities, and there is no existing public market for the notes. No assurances can be made that any liquid market will develop for the notes or that holders of the notes will be able to sell their notes, and no assurances can be made concerning the price at which the holders will be able to sell their notes. The notes were approved for trading on PORTAL, but we cannot assure you as to the liquidity of any markets that may develop for the notes, the ability of holders of the notes to sell their notes or the price at which holders would be able to sell their notes. Future trading prices of the notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities. Although the initial purchaser of the notes has advised us that it intends to make a market in the notes, it is not obligated to do so and any market-making may be discontinued by it at any time without notice. Accordingly, no market for the notes may develop, and any market that develops may not persist. We do not intend to apply for listing of the notes on any securities exchange or other market, other than on PORTAL. The liquidity of the trading market and the trading price of the notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally. As a result, holders may be required to bear the financial risk of their investment in the notes indefinitely.

The trading price of the notes may be volatile.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. Any such disruptions could adversely affect the prices at which holders may sell their notes. In addition, subsequent to their initial issuance, the notes may trade at a discount from the initial offering price of the notes, depending on the prevailing interest rates, the market for similar notes, our performance and other factors, many of which are beyond our control.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our subsidiaries provide services from 56 facilities for buses (of which five are owned and 51 are leased) in seven states. The facilities are utilized for repair and maintenance and/or administrative purposes. We believe that our facilities are adequate to service our present business and the currently anticipated expansion of existing operations.

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

As of June 30, 2007 our authorized capital stock consisted of 1,303,200 common shares, par value $.01 per share, based upon an amendment to our certificate of incorporation, effective April 21, 2004, whereby we split our authorized capital stock. AETG owns 945,263 shares of our common stock. Holders of warrants issued pursuant to the offering of units, which consisted of our previously outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008 and warrants (collectively the ‘‘Old Notes’’), on April 22, 2004 are entitled, in the aggregate, to purchase 122,175 common shares representing 11.0% of our outstanding common shares on a fully diluted basis (assuming exercise of all outstanding warrants). The holder of warrants issued in connection with the issuance of our previously outstanding third priority notes, on March 3, 2005 is entitled to purchase 40,725 common shares representing 3.7% of our outstanding common shares on a fully diluted basis (assuming exercise of all outstanding warrants). As of June 30, 2007, GSC and its affiliates owned 83.9% of outstanding common shares of AETG. There is no established public trading market for the Company’s common shares.

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

AETG

AETG is authorized to issue 1,650,000 common shares, par value $0.001 per share. As of June 30, 2007, 128,240 common shares of AETG have been issued and are outstanding.

Holders of outstanding AETG common shares are entitled, for each share held, to one vote upon each matter submitted to a vote at a meeting of its shareholders. Holders of AETG’s common shares are entitled to receive a pro rata share of dividends, when, as and if declared by AETG out of funds legally available for the payment of dividends and to participate pro rata in liquidating distributions. AETG does not presently anticipate that dividends will be paid on the common shares in the foreseeable future.

AETG’s certificate of incorporation prohibits issuances or redemptions of common shares, issuances of warrants or options (other than certain compensatory options), and transfers of AETG’s common shares by GSC until the earlier of the third anniversary of the effectiveness of the plan of reorganization or when AETG’s board of directors determines that the restrictions do not provide AETG with significant tax benefits. Holders of AETG’s common shares have no subscription, redemption or conversion rights.

AETG is authorized to issue 500,000 preferred shares, par value $0.001 per share, of which 100,000 shares have been designated as Series E Convertible Preferred Stock (the ‘‘Series E Preferred Stock’’). As of June 30, 2007, 68,438.72 shares of Series E Preferred Stock were outstanding.

Holders of the Series E Preferred Stock are not entitled to any voting rights except as required by law and as provided under AETG’s certificate of amendment governing the Series E Preferred

Stock. The holders of the Series E Preferred Stock are entitled to dividends at the rate of 10% per annum payable quarterly in shares of Series E Preferred Stock. Each share of the Series E Preferred Stock is convertible into one share of AETG common stock, at any time following (i) a liquidation event, (ii) a bona fide public offering of AETG common shares resulting in proceeds of at least $50 million, or (iii) receipt of a notice of redemption. In the event of a liquidation, dissolution or winding up of AETG or of a change in control, merger or sale of substantially all the assets of AETG, the Series E Preferred Stock is entitled to liquidation preference (senior to all other capital stock of AETG) in the amount of $84.77 per share. The Series E Preferred Stock is subject to mandatory redemption in April 2009 on the first anniversary date of the original maturity date of our Old Notes at a price of $84.77 per share.

Item 6.	Selected Financial Data.

You should read the information set forth below in conjunction with our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

We derived the Statement of Operations Data and the Other Financial Data for the years ended June 30, 2005, 2006 and 2007 and the Balance Sheet Data as of June 30, 2006 and 2007 from our audited financial statements included elsewhere in this 10-K. We derived the Statement of Operations Data for the years ended June 30, 2003 and June 30, 2004 and the Balance Sheet Data as of June 30, 2003 and June 30, 2004 from our audited financial statements that are not included in this Form 10-K.

	Fiscal Year Ended June 30,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
School bus operations	$300,433	$321,466	$319,605	$368,065	$381,968
Paratransit and transit operations	48,602	42,055	44,071	45,993	46,849
Total revenues	349,036	363,521	363,676	414,058	428,817
Cost of operations:
Cost of operations – school bus operations(1)	260,578	285,650	299,854	330,738	338,914
Cost of operations – paratransit and transit operations(1)	40,823	34,988	38,603	39,504	41,619
General and administrative(1)	17,626	17,927	17,858	19,055	17,861
Depreciation and amortization	25,055	26,287	25,029	28,199	19,093
Contract rights impairment	—	5,463	959	—	—
Income (loss) from operations(1)	4,954	(6,794)	(18,627)	(3,440)	11,330
Other income (expense):
Interest expense(2)	(12,868)	(25,196)	(23,514)	(25,941)	(34,759)
Reorganization costs(3)	(8,164)	(11,177)	(566)	(569)	(80)
Forgiveness of indebtedness income(4)	—	101,493	—	—	—
Other(1)	82	49	363	401	492
Income (loss) before income taxes and discontinued operations	(15,996)	58,375	(42,344)	(29,549)	(23,017)
Benefit from (provision for) income taxes	(307)	(477)	214	—	300
Income (loss) before discontinued operations	(16,302)	57,898	(42,130)	(29,549)	(22,717)
Income (loss) from discontinued operations	(4,201)	(1,080)	(296)	(2)	5,613
Net income (loss)	$(20,503)	$56,818	$(42,426)	$(29,551)	$(17,104)

	As of June 30,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,101	$3,742	$6,835	$501	$6,882
Accounts receivable, net	55,519	46,971	44,832	46,085	50,787
Property, plant and equipment, net	154,263	149,078	124,522	93,478	91,982
Total assets	277,995	256,330	247,005	213,426	206,726
Total debt	250,497	139,041	166,460	163,048	191,663
Shareholder’s equity (deficit)	(36,694)	66,480	24,977	(33)	(17,088)

(1)	In response to an SEC comment letter dated March 1, 2007, the Company reclassified the following items in its consolidated statements of operations. Historically, the Company included gains and losses on the sale of long-lived assets (losses of $0.2 million, $0, $1.1 and $1.1 million in fiscal years 2003, 2004, 2005 and 2006, respectively) and the GSC Group management fee ($0.1 million, $0.2 million, $0.4 million and $0.4 million in fiscal years 2003, 2004, 2005 and 2006, respectively) in ‘‘Other income (expense)’’ in its consolidated statement of operations. The Company now includes any losses (or gains) on the sale of long-lived assets in cost of operations and includes the GSC Group management fee in general and administrative expenses. The effect of this reclassification has increased cost of operations (in the case of losses on asset sales) and has increased general and administrative expenses, with corresponding increases or decreases in ‘‘Income (loss) from operations’’ on the face of the Company’s consolidated statements of operations. These reclassifications for prior periods did not impact the Company’s ‘‘Net loss’’, or EBITDA, but did increase reported loss from operations for prior periods.
(2)	Contractual interest was $26.6 million and $32.6 million for the fiscal years ended June 30, 2003 and June 30, 2004, respectively.
(3)	Reorganization costs consist primarily of fees for both our restructuring advisors and our creditors’ restructuring advisors and legal counsel.
(4)	As a result of our plan of reorganization becoming effective, liabilities that were subject to compromise were settled, which resulted in the recognition of forgiveness of indebtedness income based upon the estimated settlement amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the ‘‘Selected Financial Data’’ and our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

General

We are the fourth largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with 116 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. For fiscal year 2007, we had a contract to provide paratransit services in New York City to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of June 30, 2007, we operated a fleet of approximately 5,600 vehicles operating from 56 facilities.

School bus transportation services accounted for 87.9%, 88.9% and 89.1% of our revenues from continuing operations in our fiscal years ended June 30, 2005, 2006 and 2007, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long standing relationships with the school districts we service,

(3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

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

The paratransit and transit services operations accounted for 12.1%, 11.1%, and 10.9% of our revenues from continuing operations in fiscal years 2005, 2006 and 2007, respectively. The terms of our paratransit contracts initially range from one to five years. The contracts are awarded by public transit systems through a public bidding or RFP process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies.

The principal elements of our cost of operations are labor and related employment expenses, fuel, parts, vehicle insurance, workers’ compensation insurance and rent. Historically, the vast majority of our cost of operations have varied directly in proportion to revenues. As of June 30, 2007, approximately 81% of our employees were members of various labor unions. We were party to 31 collective bargaining agreements, of which four agreements have already expired. 20 agreements, covering approximately 4,900 employees, including Local 1181, covering approximately 3,200 employees will expire over the next two years, with the remainder to expire over the next three years. Although no assurance can be given, we do not believe that the expiration of such collective bargaining agreements will have a material adverse effect on our labor costs. No assurance can be given as to the outcome of negotiations with the representatives of the unionized employees.

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

Results of Operations

	Year Ended June 30,
	2005		2006		2007
	(Dollars in millions)
Revenues	$363.7	100.0%	$414.1	100.0%	$428.8	100.0%
Cost of operations	338.5	93.1%	370.2	89.4%	380.5	88.7%
General and administrative	17.9	4.9%	19.1	4.6%	17.9	4.2%
Depreciation and amortization	25.0	6.9%	28.2	6.8%	19.1	4.5%
Contract rights impairment	1.0	—	—	—	—	—
Operating income (loss) from continuing operations	(18.6)	(5.1)%	(3.4)	(0.8)%	11.3	2.6%
Interest expense	23.5	6.5%	25.9	6.3%	34.8	8.1%
Loss before discontinued operations	($42.1)	(11.6)%	($29.5)	(7.1)%	$(23.0)	(5.4)%

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Revenues.    Revenues from school bus operations were $382.0 million for the year ended June 30, 2007 compared to $368.1 million for the year ended June 30, 2006, an increase of $13.9 million, or 3.8%. This increase was due to $14.1 million of price increases and $11.6 million of service requirement increases due primarily to five more revenue days in NYC which increased revenue by approximately $4.8 million and approximately 140 new routes in NYC operations that started February 22, 2006 which increased revenue by $4.9 million offset by $10.7 million in sold contracts and $1.1 million in lost contracts.

Revenues from paratransit and transit operations were $46.8 million for the year ended June 30, 2007 compared to $46.0 million for the year ended June 30, 2006, an increase of $0.9 million or 1.9% due to price increases and increases in service requirements from existing contracts.

Cost of Operations.    Cost of operations of school bus operations were $338.9 million for the year ended June 30, 2007 compared to $330.7 million for the year ended June 30, 2006, an increase of $8.2 million or 2.5%. As a percentage of revenues, cost of operations decreased to 88.7% for the year ended June 30, 2007 from 89.9% for the year ended June 30, 2006. Salaries and wages were $185.5 million for the year ended June 30, 2007 compared to $181.4 million for the year ended June 30, 2006, an increase of $4.1 million or 2.3%. This increase was primarily due to more employees needed to service additional routes and an increase in payroll days in New York City. As a percentage of revenues, salaries and wages decreased to 48.6% for the year ended June 30, 2007 from 49.3% for the year ended June 30, 2006. Employee fringe benefits increased by $1.8 million and vehicle lease expense increased by $6.2 million as the Company continues to finance its vehicle requirements through the use of operating leases. These increases were partially offset by a decreases in liquidated damages of $1.4 million, vehicle insurance of $1.4 million and $0.9 million in fuel expense.

Cost of operations of paratransit and transit operations were $41.6 million for the year ended June 30, 2007 compared to $39.5 million for the year ended June 30, 2006, an increase of $2.1 million or 5.4%. This increase was primarily due to an increase in salaries and wages, employee fringe benefits and an increase in vehicle maintenance costs. As a percentage of revenues, salaries and wages increased to 50.7%, for the year ended June 30, 2007 from 50.4% for the year ended June 30, 2006. As a percentage of revenues, cost of operations increased to 88.8% from 85.9% for the year ended June 30, 2006.

General and administrative expenses.    General and administrative expenses from school bus operations were $15.0 million for the year ended June 30, 2007 compared to $16.7 million for the year ended June 30, 2006, a decrease of $1.7 million or 10.0%. This decrease was primarily due to decreases in administrative payroll including a $0.5 million contract renewal bonus paid to certain executives in connection with the extension agreement with the New York City Department of Education (the ‘‘DOE’’) and $0.2 million in executive severance pay and $0.5 million in costs for establishing vehicle lease financing facilities for the year ended June 30, 2006. As a percentage of revenues, general and administrative expenses decreased to 3.9% from 4.5% for the year ended and June 30, 2006.

General and administrative expenses from paratransit and transit operations were $2.8 million for the year ended June 30, 2007 compared to $2.3 million for the year ended June 30, 2006, an increase of $0.5 million or 20.5%. This increase was primarily due to an increase in administrative payroll and fringe benefits. As a percentage of revenues, general and administrative expenses increased to 6.0% from 5.1% for the year ended June 30, 2006.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $17.7 million for the year ended June 30, 2007 compared to $26.6 million for the year ended June 30, 2006, a decrease of $8.9 million or 33.5%. This decrease was primarily due to a $5.7 million impairment charge on fixed assets for the year ended June 30, 2006 and the Company having $3.2 million of lower depreciation expense for the year ended June 30, 2007 as some of the assets are now fully depreciated. The Company continues to finance its vehicle requirements through the use of operating leases.

Depreciation and amortization expense from paratransit and transit operations was $1.4 million for the year ended June 30, 2007 compared to $1.6 million for the year ended June 30, 2006, a decrease of $0.2 million or 12.1%.

Income (loss) from operations.    Income from school bus operations was $10.4 million for the year ended June 30, 2007 compared to a $5.9 million loss for the year ended June 30, 2006, an increase in income from operations of $16.3 million, due to the net effect of the items discussed above.

Income from paratransit and transit operations was $0.9 million for the year ended June 30, 2007 compared to $2.5 million for the year ended June 30, 2006, a decrease of $1.6 million, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $34.8 million for the year ended June 30, 2007 compared to $25.9 million for the year ended June 30, 2006, an increase of $8.8 million, or 34.0%. The increase was primarily due to a $2.9 million write-off of deferred financing expenses in relation to the redemption of the Old Notes, $3.5 million prepayment penalty on the repayment of the Notes, $1.8 million of PIK interest and a $0.8 million increase in amortization of the original issue discount offset partially by a $0.5 million of interest rate swap income.

Reorganization costs.    Reorganization costs were $0.1 million compared to $0.6 million for the year ended June 30, 2006, a decrease of $0.5 million.

Loss before benefit from income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss before a benefit from income taxes and discontinued operations of $23.0 million for the year ended June 30, 2007, compared to a loss of $29.5 million for the year ended June 30, 2006, a decrease in loss of $6.5 million.

Gain (loss) from discontinued operations.    We experienced a gain from discontinued operations of $5.6 million from the sale of T-NT Bus Service Inc. for the year ended June 30, 2007 compared to a minimal loss from discontinued operations for the year ended June 30, 2006.

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

Cost of Operations.    Cost of operations of school bus operations were $330.7 million for the year ended June 30, 2006 compared to $299.9 million for the year ended June 30, 2005, an increase of $30.9 million, or 10.3%. Salaries and wages were $181.4 million for the year ended June 30, 2006 compared to $168.5 million for the year ended June 30, 2005, an increase of $12.8 million or 7.6%. This increase was primarily due to more employees needed to service additional routes and an increase in payroll days in New York City. As a percentage of revenues, salaries and wages decreased to 49.3% for the year ended June 30, 2006, from 52.7% for the year ended June 30, 2005. Employee fringe benefits increased $4.5 million for the year ended June 30, 2006. The increase was due primarily to $5.1 million increases in health and welfare costs primarily due to higher reserve requirements and an increase of $1.3 million payroll taxes due to higher wages offset partially by a $1.9 million decrease in workers’ compensation. Fuel expense increased $4.8 million, vehicle lease expense increased $4.1 million due to the Company meeting its new vehicle requirements by leasing these vehicles, rent expense increased $1.7 million, primarily due to the sale-leaseback transactions, liquidated damages increased $1.1 million and vehicle insurance increased $0.7 million for the year ended June 30, 2006, compared to the year ended June 30, 2005. As a percentage of revenues, cost of operations decreased to 89.9% for the year ended June 30, 2006, from 93.8% for the year ended June 30, 2005.

Cost of operations of paratransit and transit operations were $39.5 million for the year ended June 30, 2006 compared to $38.6 million for the year ended June 30, 2005, an increase of $0.9 million, or 2.3%. This increase was primarily due to an increase in salaries and fringe benefits. As a percentage of revenues, cost of operations decreased to 85.9% for the year ended June 30, 2006, from 87.6% for the year ended June 30, 2005.

General and administrative expenses.    General and administrative expenses from school bus operations were $16.7 million for the year ended June 30, 2006 compared to $15.4 million for the year ended June 30, 2005, an increase of $1.3 million or 8.6%. This increase was primarily due to a $1.0 million increase in administrative payroll and fringe benefits, including a $0.5 million contract renewal bonus paid to certain executives in relation to the extension agreement with the DOE and $0.2 million in executive severance pay. Professional fees increased $0.8 million, including $0.5 million in costs for acquiring vehicle lease facilities. These increases were partially offset by a reduction in bad debt expense of $0.6 million. As a percentage of school bus operations revenues, general and administrative expenses decreased to 4.5% for the year ended June 30, 2006, from 4.8% for the year ended June 30, 2005.

General and administrative expenses from paratransit and transit operations were $2.3 million for the year ended June 30, 2006 compared to $2.5 million for the year ended June 30, 2005, a decrease of $0.1 million, or 5.1%. This decrease was primarily due to reductions in administrative payroll and fringe benefits as a result of a lost contract. As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 5.1% for the year ended June 30, 2006, from 5.6% for the year ended June 30, 2005.

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

Income (loss) from operations.    Operating loss from school bus operations was $5.9 million for the year ended June 30, 2006 compared to $19.5 million loss for the year ended June 30, 2005, a decrease in loss of $13.6 million, or 69.6%, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $2.5 million for the year ended June 30, 2006 compared to $0.9 million for the year ended June 30, 2005, an increase of $1.6 million, or 178.5%, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $25.9 million for the year ended June 30, 2006 compared to $23.5 million for the year ended June 30, 2005, an increase of $2.4 million, or 10.3%. The increase was primarily due to $1.3 million in interest expense on our $15.0 million of 10% third priority senior secured notes due 2008, $0.1 million of higher interest rates on our $10.0 million senior secured floating rate notes due 2008 (the ‘‘Floating Notes’’), a $0.5 million increase in interest expense on our senior credit facility, due primarily to higher interest rates and a $0.7 million increase in deferred financing expenses.

Reorganization costs.    Reorganization costs were $0.6 million for the years ended June 30, 2006 and 2005.

Loss before benefit from income taxes and discontinued operations.    Due to the net effect of the items discussed above, we experienced a loss before benefit from income taxes and discontinued operations of $29.5 million for the year ended June 30, 2006, compared to a loss of $42.3 million for the year ended June 30, 2005, a decrease in loss of $12.8 million.

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

The Company operated a fleet of approximately 5,600 vehicles as of June 30, 2007 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis.

Capital expenditures for the fiscal years ended June 30, 2006 and June 30, 2007 totaled $6.5 million and $18.2 million, respectively. Other than the buy out of $12.1 million of operating leases for the year ended June 30, 2007, the majority of these expenditures were for non-vehicle capital expenditures. The Company has met substantially all of its vehicle capital expenditures requirements by the use of operating leases. As a result of the $12.1 million buy out of vehicle operating leases in May 2007, the Company will effectively reduce its vehicle lease expense in relation to these vehicles by $2.9 million annually. The Company’s vehicle lease expense was $14.4 million for the fiscal year ended June 30, 2007 compared to $8.3 million for the fiscal year ended June 30, 2006, an increase of $6.1 million. The Company anticipates capital expenditures of approximately $10 million (including approximately $5 million of non-vehicle capital expenditures) for fiscal 2008 and an increase in vehicle lease expense of approximately $1 million (net of the $2.9 million reduction mentioned above).

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

In December 2006, one of the Company’s insurance carriers released approximately $10.0 million in excess collateral based upon retrospective adjustments for various years. Approximately $5.2 million was a credit issued to the Company and $4.8 million was a reduction in a letter of credit held by the insurance company. Restricted cash collateralized this letter of credit, which is now available for working capital.

Although the Company engaged in previously reported sale leaseback transactions in 2005 and 2006 in order to generate additional liquidity, the Company does not currently contemplate additional sale leaseback transactions.

On May 15, 2007 the Company issued $185.0 million Senior Secured Floating Rate Notes due 2012 (the ‘‘notes’’). The notes were issued with an original issue discount of $2.8 million, which is being amortized over the term of the notes. The net proceeds of the notes were used to repay $116.3 million for the Old Notes, $15.5 million for the third-priority senior secured notes, $4.9 million for the senior unsecured note, repayment of $3.5 million for the letter of credit advance, $1.6 million of PIK interest converted into debt, $12.1 million for the buyout of vehicle operating leases and $4.8 million for outstanding administrative priority claims and the rest was used for other corporate purposes.

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on our notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of this interest swap transaction of $461,786 is reflected as a reduction of interest expense. Our obligations under the Swap are secured by the collateral securing our amended and restated credit facility.

Concurrently with the issuance of the notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia Bank, National Association, as agent, to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letters of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility starting August 1, 2007 contains certain financial covenants, including a minimum last 12 month EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The Amended and Restated Credit Facility also contains customary events of default.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable. Loans under the facility bear interest at the prime rate (the prime rate at June 30, 2007 was 8.25%). Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letter of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 and is required to pay a servicing fee of $10,000 per month, plus pay lenders a monthly fee of 0.5% on any unused portion of its senior credit facility.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. The Company also uses substantial amounts of fuel in its operations. Significant increases in the cost of fuel will have a material effect on its operations. The Company believes that the net proceeds from the notes, together with its existing cash and cash flow from operations and borrowings under the Amended and Restated Credit Facility will be sufficient to fund the Company’s anticipated liquidity requirements for the next fiscal year.

As of June 30, 2007, total current assets were $95.4 million and total current liabilities were $30.4 million. At June 30, 2007, the Company’s debt under its $35.0 million senior credit facility was $3.0 million, and it had $21.8 million of borrowing availability, based on the Company’s borrowing base calculations. Approximately $9.3 million of the Companies $10.0 million letter of credit facility was used. On September 15, 2007, under our senior credit facility the Company had a credit balance of $4.8 million, and it had $14.3 million in borrowing availability, based upon the Company’s borrowing base calculations. On September 15, 2007, the Company had $185.0 million outstanding of the notes (before original issue discount).

Net cash used in operating activities.    Net cash used in operating activities was $12.8 million for the year ended June 30, 2007, resulting primarily from a use of cash due to changes in the components of working capital of $15.6 million (primarily a decrease in accounts payable, accrued expenses, other current liabilities and accrued compensation of $14.9 million and an increase in accounts receivable of $4.8 million, offset partially by a $4.4 million decrease in prepaid expenses and other current assets) and $26.3 million used in operating activities, partially offset by $27.5 million of non-cash items of depreciation and amortization.

Net cash used in operating activities was $10.4 million for the year ended June 30, 2006, resulting primarily from a use of cash due to changes in the components of working capital of $8.5 million (primarily an increase in prepaid expenses of $4.0 million and a decrease in controlled disbursements of $2.5 million) and $34.7 million used in operating activities, partially offset by $31.9 million of non-cash items of depreciation and amortization ($27.1 million) and fixed asset impairment ($5.7 million).

Net cash provided by investing activities.    Net cash provided by investment activities for the year ended June 30, 2007 was $2.4 million resulting primarily from $11.8 million of proceeds from the sale of assets, $3.1 million decrease in restricted cash and $5.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $18.2 million of capital expenditures. Of these, $0.6 million of capital expenditures were directly financed with purchase money debt, $12.1 million financed from theproceeds from the issuance of the notes and the balance were financed from operating cash flows.

Net cash provided by investment activities for the year ended June 30, 2006 was $4.6 million resulting primarily from the sales and leasebacks of our Los Angeles, California and Staten Island, New York facilities and the sale of property in St. Louis, Missouri, partially offset by the purchase of $1.8 million in transportation contract rights and $6.5 million of capital expenditures. Of these, $0.5 million were financed with purchase money debt and the balance of capital expenditures was financed from operating cash flows. Purchases of marketable securities were $3.9 million for the year ended June 30, 2006 and proceeds of sales or redemption of marketable securities were $3.8 million for the corresponding period.

Net cash provided (used) in financing activities.    Net cash provided from financing activities totalled $16.8 million for the year ended June 30, 2007 due primarily to $182.2 million in proceeds from the issuance of the notes partially offset by repayment of $116.3 million for our Old Notes, repayment of $15.5 million for the our previously outstanding third priority notes, repayment of $4.9 million for senior unsecured note, repayment of $3.5 million for the letter of credit advance, $14.7 million decrease in net borrowings under our senior credit facility, $7.8 million in new deferred financing costs and $2.7 million in payments on borrowings under capital leases and purchase money mortgages.

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

The following table shows our contractual obligations and commitments as of June 30, 2007, and the payments due by period.

	Payment due by period
	Total	2008	2009	2010	2011	2012	Thereafter
Actual payments:
Floating rate senior secured notes	$185,000,000	$—	$—	$—	$—	$185,000,000	$—
Senior credit facility	3,027,794	—	—	—	—	3,027,794	—
Long-term debt	2,998,231	754,503	729,018	691,639	228,349	441,601	153,121
Capital lease obligations	3,819,883	1,921,269	1,600,811	195,825	101,978	—	—
Interest expense	120,495,421	24,506,700	24,152,637	24,082,199	24,040,931	23,696,825	16,129
Operating lease obligations – real property	46,250,692	7,433,656	5,917,135	5,123,005	4,384,598	3,398,865	19,993,433
Operating lease obligations – transportation equipment	36,976,539	12,864,470	10,710,046	8,049,038	3,201,179	1,745,956	405,850
Management fees – related parties	2,500,000	500,000	500,000	500,000	500,000	500,000	(1)
Priority tax claims(2)	1,376,596	1,299,200	77,396	—	—	—	—
Total contractual cash obligations	$402,445,156	$49,279,798	$43,687,043	$38,641,706	$32,457,035	$217,811,041	$20,568,532

(1)	The management fee to related parties has no expiration date and terminates only upon the related party ceasing to own of record any shares of the common stock issued to them.
(2)	Priority tax claims are claims of state and local governments for unpaid taxes relating to the year 2002. In accordance with federal bankruptcy law, these claims survived the Company’s chapter 11 proceedings.

AETG and our Company have entered into employment agreements with Domenic Gatto, our Chief Executive Officer and President, whose agreement provides for his continued employment with us through December 31, 2009, and Nathan Schlenker, our Chief Financial Officer, whose agreement provides for their continued employment with us through December 31, 2008. Our total base salary contractual obligations under these employment agreements include required base salary payments of $956,832 and $802,050, in fiscal year 2008 and 2009, respectively. See ‘‘— Executive Compensation’’ included elsewhere in this Form 10-K for more information about the terms of these employment agreements.

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

	Fiscal year 2006				Fiscal year 2007
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(Dollars in millions)
Revenue	$67.3	$109.5	$119.0	$118.2	$69.8	$119.0	$122.4	$117.6
Income (loss) from operations(1)	(9.5)	1.8	(0.2)	4.4	(8.0)	7.0	6.0	6.3
Net loss	(15.8)	(4.8)	(6.4)	(2.6)	(8.5)	(0.0)	(0.7)	(7.9)

(1)	The Company reclassified certain items in its consolidated statements of operations. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates.

We operated a fleet of approximately 5,600 vehicles as of June 30, 2007 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of 10 cents per gallon would increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of June 30, 2007, our only variable rate borrowings are the notes (LIBOR plus 7.25% interest) and the Amended and Restated Credit Facility (prime rate). On May 15, 2007 we reduced our exposure to interest rate fluctuations on our notes by entering into the Swap. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. Our obligations under the Swap are secured by the collateral securing our amended and restated credit facility. As of June 30, 2007 the fair market value of the Swap was $461,786 and this amount is reflected as a reduction of interest expense. As of June 30, 2007, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would have no material effect on interest expense or corresponding cash flows until 2010 as a result of the Swap.

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

Transportation Contract Rights.    Transportation contract rights primarily represent the value we assigned to the cost of investments in school bus companies in excess of the book value of the companies acquired. In addition, we have purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Transportation contract rights are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy of the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of the intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flow. Transportation contract rights are amortized on a straight-line basis over 12 years, which represents the Company’s estimate of the average length of the contracts and expected renewal periods. We recorded an impairment charge of $1.0 million for the year ended June 30, 2005, which is included in the school bus operations segment to adjust the transportation contract rights to fair value. The requirements for this impairment charges was determined by management’s evaluation that the future undiscounted cash flows attributable to the underlying assets were unlikely to exceed the carrying value of the transportation contract rights assets for certain of the school bus companies. The impairment charge was the difference between book value of the transportation contract rights and estimated fair value, determined by the estimated future cash flows. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

Income Taxes.    We follow the liability method under SFAS No. 109, Accounting for Income Taxes. The primary objectives of accounting for taxes under SFAS No. 109 are to (1) recognize the amount of tax payable for the current year and (2) recognize the amount of deferred tax liability or asset for the future tax consequences attributable to temporary differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases and of events that have been reflected in our financial statements or tax returns. When the realization of a deferred tax asset is not considered to be more likely than not, a valuation allowance is recorded against that deferred tax asset.

As discussed in Note 11 of Notes to Consolidated Financial Statements, we have net deferred tax assets resulting primarily from net operating losses (‘‘NOL’’) that will reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is ‘‘more likely than not’’ that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward period. Management believes that the realization of a portion of the deferred tax assets is not considered to be more likely than not and, accordingly, has provided a valuation allowance.

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

For the years ended June 30, 2005 2006 and 2007, the Company recorded adjustments related to expenses (income) changes in prior years claims estimates to its insurance expense as follows:

Year Ended	Workers Compensation	Automobile Liability
June 30, 2005	$1,216,821	$938,411
June 30, 2006	(1,263,490)	1,017,515
June 30, 2007	278,909	(522,204)

Prior to the year ended June 30, 2002, the Company self insured its deductibles and recorded reserves for these deductibles based upon estimated ultimate claim losses, including those incurred but not reported. Reserve requirements at June 30, 2007 in relation to these deductibles were $1.0 million.

Interest Rate Swap.    Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on our notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of this interest swap transaction of $461,786 is reflected as a reduction of interest expense. Our obligations under the Swap are secured by the collateral securing our amended and restated credit facility.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In fiscal year 2007, we adopted Staff Accounting Bulletin (‘‘SAB’’) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We currently believe that adoption of SFAS No. 157 will have no potential impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. This statement is effective for us beginning July 1, 2008. We currently believe that adoption of SFAS No. 159 will have no potential impact on our financial statements.

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

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the members of our board of directors and our executive officers as of June 30, 2007.

Name	Age	Position
Domenic Gatto	58	Director, Chief Executive Officer and President
Nathan Schlenker	68	Chief Financial Officer
Jerome Dente	61	Chief Operating Officer, Secretary and Treasurer
Noel Cabrera	47	Executive Vice President
Peter Frank	59	Chairman of the Board
Matthew Kaufman	36	Director
Adam Draizin	37	Director

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

Peter Frank, Chairman of the Board.    Mr. Frank was appointed Chairman of the Board in December 2003 upon the effectiveness of our plan of reorganization. He served as our Chief Restructuring Officer from July 2002 to December 2003. Prior to his employment with our company, Mr. Frank operated, purchased and sold businesses for over 25 years. Prior to that, he was an investment banker at Goldman, Sachs & Co. Mr. Frank is a director and Chairman of the Board of Worldtex, Inc. and Scovill Fasteners, Inc. (both of which are majority owned by GSC) and a director of Northstar Travel Media LLC and K-R Automation Corp. He received an MBA from Harvard University and a BSEE from the University of Michigan.

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

Adam R. Draizin, Director.    Mr. Draizin has served as a Director since August 2004. Mr. Draizin is a Principal at American Traffic Solutions serving as Executive Vice President and Chief Financial Officer. Prior to American Traffic Solutions, he served as a Senior Advisor to the President to British Petroleum’s US Fuels on a strategy consulting project. Mr. Draizin was Chief Executive Officer of

RAD Energy Corp., a New York based oil distributor with approximately $350 million in revenue. In January 2001, Mr. Draizin oversaw RAD’s successful private sale to Sprague Energy. Mr. Draizin served on the Board of the Society of Independent Gasoline Marketers of America and worked as an investment-banking analyst at Kidder, Peabody & Company. Mr. Draizin holds an MBA from the Harvard Business School and a BA from Washington University.

There are no family relationships between any of the aforementioned persons.

Board of Directors

Currently, our board of directors consists of four directors, Messrs. Gatto, Frank, Kaufman and Draizin.

Our board of directors consists of the same directors who sit on AETG’s board of directors. Pursuant to a stockholders agreement for AETG, as more fully described under ‘‘Certain Relationships and Related Transactions — Stockholders Agreement,’’ GSC is entitled to designate a majority of AETG’s directors and the Chief Executive Officer of AETG is to be appointed as a director of AETG. Our directors serve for indefinite terms until their successors are qualified and elected.

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

The audit committee which consists of two of our current directors (Messrs. Gatto and Frank), reviews and reports to the board of directors the scope and results of audits by our outside auditor and our internal auditing staff and reviews with the outside auditors the adequacy of our system of internal controls. It reviews transactions between our directors and officers and our Company. The audit committee also recommends to the board of directors a firm of registered public accountants to serve as our outside auditors for each fiscal year, review the audit and other professional services rendered by the outside auditor and periodically review the independence of the outside auditor. While we do not currently have a director who would meet the qualification of an ‘‘audit committee financial expert’’ as defined in Item 401(k) to Regulation S-K, we believe that each of our current directors is financially literate. Because we do not have any securities listed on a national securities exchange, we are eligible for exemptions from provisions of the Exchange Act requiring an audit committee financial expert. We have elected to take advantage of these exemptions. We believe that our two current directors, who make up our audit committee, collectively possess the knowledge and experience needed to carry out the duties of the audit committee.

Code of Ethics

We have not adopted a code of ethics for our principal executive officer and senior financial officer. Because we do not have any securities listed on a national securities exchange, we are not required to have a code of ethics. Furthermore, we believe that a written code of ethics is not necessary at this time because we believe our executives adhere to and follow ethical standards without the necessity of a written policy and because as a closely held company with all our outstanding shares owned by AETG, members of our board are kept abreast of the activities of our executive officers.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Base Salary

Base salary is intended to reward the executive for his or her core competence and for services rendered by the executive. Base salaries are established based upon on the scope of the executive’s responsibilities and his or her relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions. Raises for executives, with the exception of Messrs Gatto and Schlenker, are determined by the CEO taking into consideration the overall performance of duties by the executives including efforts and time expended in performance of these duties plus cost of living increases based upon the Consumer Price Index (the ‘‘CPI’’) for the region in which the executive operates. Raises for Messrs Gatto and Schlenker are contractually related to the CPI as more fully described under ‘‘— Employment Agreements.’’

In addition all executives and any other employees who do not qualify to participate in the Company’s 401(k) plan (generally highly compensated employees), receive, as additional base salary, 7½% of their annual salary (as reflected on their prior year W-2 form).

Annual Incentive Awards

Annual incentive awards create an incentive to meet annual goals that lead to our long-term success. Annual cash incentive awards are intended to award executives for meeting or exceeding budgeted projections of earnings, with particular emphasis on revenues and controllable costs such as payrolls (including overtime costs), maintenance expenses, liquidated damages, etc. With the exception of Messrs Gatto and Schlenker, annual incentive awards are determined by the CEO and are based upon a review of the actual performance in the areas of responsibility of the particular executive compared to the Company’s projected budgeted performance.

As more fully described under ‘‘— Employment Agreements.’’ the annual cash incentive bonus for Messrs Gatto and Schlenker is determined by the Company exceeding adjusted EBITDA projections established by management and accepted by the Board of Directors. Under the employment agreements, EBITDA is determined from the Company’s consolidated statement of operations. Adjusted EBITDA is determined by subtracting from EBITDA excess capital expenditures determined from the Company’s consolidated statement of cash flow in excess of projected capital expenditures determined by management and accepted by the Board of Directors.

Change in Control and Termination Benefits

For payments due to our executive officers upon a change of control or upon termination, please see ‘‘Payments Upon Change of Control or Upon Termination’’ below. The payments upon a change of control are intended to align the financial interests of our executive officers with those of our shareholders. In addition, the change of control benefits and the termination benefits also are intended to reward our executive officers for the years of dedicated service of such executive officers.

Benefits and Perquisites

We provide executive officers with benefits and perquisites that we believe are reasonable and consistent with those offered by other companies in our industry with whom we compete for experienced management personnel. For more information regarding benefits and perquisites for our executive officers, see ‘‘Summary Compensation Table’’ and the footnotes thereto.

Employment Agreements

Domenic Gatto

AETG and the Company have entered into an amended and restated employment agreement, dated as of April 18, 2007, with Domenic Gatto that provides for his continued employment with the

Company through December 31, 2009. The term of Mr. Gatto’s employment may be extended each year for a period of one year at the option of the Company. Mr. Gatto was appointed Chief Executive Officer, President and Vice Chairman of the Board under the employment agreement. Under the terms of the employment agreement, Mr. Gatto receives annual compensation in the amount of $592,162 base salary, which will be increased on November 1, 2007 and each anniversary date thereafter, by the greater of 3% or the last 12 months’ increase in the consumer price index. Mr. Gatto is entitled to receive an annual bonus equal to 15% of his base salary for each fiscal year in which the Company’s actual adjusted EBITDA exceeds by 10% the projected EBITDA. The annual bonus is increased to 25% of his base salary for each year in which the actual adjusted EBITDA exceeds the projected EBITDA by 15%. In the event of a specified change of control of AETG or the Company, Mr. Gatto will receive a cash exit bonus equal to 1.5% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. If the fair market value of all of the outstanding common stock is equal to or in excess of $50.0 million or $70.0 million, he is entitled to receive a bonus equal to 2.5% or 3.0% of the fair market value of the Company’s common stock, respectively.

If Mr. Gatto is terminated with cause, as defined in his employment agreement, he will receive (i) his accrued but unpaid annual bonus, (ii) his cash exit bonus upon a change of control; and (iii) provided that executive is not terminated for being disloyal by assisting a competitor of AETG or the Company, severance equal to six months of his base salary, payable in a lump sum. In addition, if Mr. Gatto is terminated due to his death, he also will receive (i) a pro-rata share of his accrued annual bonus through the date of termination and (ii) severance in an additional amount equal to six months of his base salary, payable in a lump sum. If Mr. Gatto is terminated due to his permanent disability, he also will receive for a period of 12 months (i) benefits provided to other senior executives (including health insurance), (ii) disability insurance, (iii) automobile allowance of $2,150 per month, (iv) life insurance premium allowance of $35,000 per year and (v) continued use of a company car and driver. If Mr. Gatto is terminated without cause, as defined in his employment agreement, or by Mr. Gatto for good reason, as defined in his employment agreement, or if the Company elects not to extend the term of his employment, he also will receive the remainder of his salary and the perquisites described in the preceding sentence for the outstanding term of his contract. If Mr. Gatto terminates his employment without good reason, he will receive (i) his accrued but unpaid annual bonus and (ii) his cash exit bonus upon a change of control. The receipt of severance upon termination of Mr. Gatto’s employment is contingent upon his delivery of a release in favor of AETG and the Company.

The agreement also contains covenants governing confidentiality, non-competition and non-solicitation upon the termination of his employment. The non-compete continues for a period of 18 months (24 months if a majority of the common shares of AETG is then owned by the current shareholders) following termination of Mr. Gatto’s employment by AETG and the Company.

Nathan Schlenker

AETG and the Company have entered into an amended and restated employment agreement, dated as of April 18, 2007, with Nathan Schlenker, which provides for his continued employment with the Company through December 31, 2008. The term of Mr. Schlenker’s employment may be extended each year for a period of one year at the option of the Company. The agreement covers Mr. Schlenker’s employment as our Chief Financial Officer. Mr. Schlenker receives an annual compensation of $345,909, which will be increased on November 1, 2007 and each anniversary date thereafter by the greater of 3% or the last 12 months’ increase in the consumer price index. Mr. Schlenker is entitled to receive an annual bonus equal to 15% of his base salary for each fiscal year in which the Company’s actual adjusted EBITDA exceeds by 10% the projected EBITDA. The annual bonus is increased to 25% of his base salary for each year in which the actual adjusted EBITDA exceeds the projected EBITDA by 15%. In the event of a specified change of control of the Company or AETG, Mr. Schlenker will receive a cash exit bonus equal to 0.5% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. If the fair market value of all of the outstanding common stock is equal to or in excess of

$50.0 million or $70.0 million, he is entitled to receive a bonus equal to 1.0 or 1.5% of the fair market value of the Company’s common stock, respectively.

Upon termination of Mr. Schlenker’s employment for any reason, he will receive health insurance coverage for a period of 18 months and his cash exit bonus upon a change of control. In addition, if Mr. Schlenker’s employment is terminated for any reason other than for cause, as defined in his employment agreement, due to death or permanent disability or by Mr. Schlenker without good reason, as defined in his employment agreement, he will receive severance equal to six months of his base salary. The receipt of severance upon termination of Mr. Schlenker’s employment is contingent upon his delivery of a release in favor of AETG and the Company. In addition, upon termination of Mr. Schlenker’s employment for any reason other than for cause or by Mr. Schlenker without good reason, the Company will retain Mr. Schlenker as a consultant for a period of six months and will pay him his base salary for such six month period.

The employment agreement also contains covenants governing confidentiality, non-competition and non-solicitation upon termination of Mr. Schlenker’s employment. The non-compete continues for a period of 18 months (24 months if a majority of the common shares of AETG is then owned by the current shareholders) following termination of Mr. Schlenker’s employment by AETG and the Company.

Payments Upon Change of Control or Upon Termination

As more fully described under ‘‘— Employment Agreements.’’ Messrs Gatto and Schlenker are entitled to payments upon a change of control and upon termination of their employment. The following table sets forth the compensation that would be due to Messrs Gatto and Schelnker in the event there was a change in control as of June 30, 2007 and assuming that based on the recent sale of warrants the estimated fair market value of each share of our common stock on a fully diluted basis was $16.57 as of such date.

Domenic Gatto Chief Executive Officer and President	$161,705
Nathan Schlenker Chief Financial Officer	$42,660

The following table sets forth compensation information for our Chief Executive Officer and the four most highly compensated named executive officers under ‘‘— Directors and Executive Officers.’’

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)		All Other Compensation ($)		Total Compensation ($)
Domenic Gatto Chief Executive Officer and President	2007	677,897	—	60,800	(1)	—		738,697
	2006	673,694	500,000	60,800	(1)	—		1,234,494
	2005	600,146	—	60,800	(1)	50,000	(2)	710,946
Nathan Schlenker Chief Financial Officer(4)	2007	387,788	18,000	3,000	(3)	—		408,788
	2006	363,825	57,500	3,000	(3)	—		424,325
	2005	354,903	15,000	3,000	(3)	150,000	(5)	522,903
Jerome Dente Chief Operating Officer, Secretary and Treasurer	2007	175,602	48,119	9,900	(3)	—		233,621
	2006	186,106	16,060	9,900	(3)	—		212,066
	2005	162,572	28,565	9,900	(3)	—		201,037
Noel Cabrera Executive Vice President	2007	164,146	40,833	9,900	(3)	—		214,879
	2006	156,818	27,000	9,900	(3)	—		193,718
	2005	140,800	31,500	9,900	(3)	—		182,200
Peter Frank Chairman of the Board	2007	75,000	150,000	—		—		225,000
	2006	150,000	150,000	—		—		300,000
	2005	150,000	150,000	—		—		300,000

(1)	Includes $25,800 for automobile allowance and $35,000 for life insurance allowance.
(2)	This represents a payment of $50,000 in connection with Mr. Gatto providing a personal guarantee, as required by Wachovia, to support our Amended Receivable Agreement in fiscal year 2005.
(3)	Represents automobile allowance
(4)	Mr. Schlenker served as our Chief Financial Officer for most of the time from 1990 through May 2004. He then served as Director of Finance and in April 2006 resumed the duties of Chief Financial Officer.
(5)	Mr. Schlenker received $150,000 as non-renewal severance pay in November 2004.

FISCAL 2007 DIRECTOR COMPENSATION

The following table shows compensation paid to all directors who are not also employees during the fiscal year ended June 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Total
Adam Draizin(1)	15,000	15,000
Mathew Kaufman	—	—

(1)	Mr. Draizin receives $5,000 as compensation for every Board of Directors meeting he attends.

Compensation Committee Report

We have not established a compensation committee or other board committee performing the equivalent function. As a result, our Board of Directors reviewed and discussed the ‘‘Compensation Discussion and Analysis’’ section with management, and has approved the inclusion of the ‘‘Compensation Discussion and Analysis’’ in this Annual Report on Form 10-K.

Members of the Board of Directors

Peter Frank
Domenic Gatto
Matthew Kaufman
Adam Draizin

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 28, 2007, to our knowledge, with the exception of AETG, no holder of warrants or common shares issued or issuable pursuant to such warrants was the beneficial owner of more than five percent of our outstanding common shares. None of our directors or executive officers own any of such warrants or any of our common shares.

The following table sets forth information with respect to the beneficial ownership of the common shares of AETG as of September 28, 2007, held by:

•	each person whom we know to beneficially own more than five percent of the outstanding common shares of AETG;

•	each director of AETG;

•	AETG’s Chief Executive Officer and the other executive officers listed in the Summary Compensation Table under ‘‘Executive Compensation — Summary Compensation Table’’; and

•	all directors and executive officers of AETG as a group.

Our board of directors consists of the same members as AETG’s board of directors. The persons or entities listed below have sole voting and investment power with respect to the shares beneficially owned by them. Except as noted, the address for all persons listed below is: c/o Atlantic Express Transportation Group, Inc., 7 North Street, Staten Island, NY 10302-1205.

Common Shares of AETG/AETC Beneficially Owned
Name and Address	Beneficial Amount of Ownership	Percentage of Outstanding Class(1)
Domenic Gatto	—	—
Jerome Dente	—	—
Noel Cabrera	—	—
Peter Frank	—	—
Matthew Kaufman c/o GSC Group 12 East 49th Street, Suite 3200 New York, NY 10017	—	—
Adam Draizin	—	—
GSC Group(2) c/o GSC Group 12 East 49th Street, Suite 3200 New York, NY 10017	107,593	83.9%
Hare & Co. c/o The Bank of New York PO Box 11203 New York, NY 10286	16,397	12.8%
All directors and executive officers of AETG as a group (6 persons)	—	—

(1)	As of June 30, 2007, AETG had 128,240 common shares outstanding.
(2)	GSCP II Holdings (AE), L.L.C. owns 83,776 common shares of AETG, GSC Recovery II, L.P. owns 18,133 shares and GSC Partners CDO Fund, Limited owns 5,684 shares.

All of the membership interests of GSCP II Holdings (AE), L.L.C. are owned by Greenwich Street Capital Partners II, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P. and GSCP Offshore Fund, L.P. (collectively, the ‘‘Greenwich Street Funds’’).

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

GSCP (NJ), L.P. is the collateral manager of the GSC Partners CDO Fund, Limited.

GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P. GSCP (NJ), Inc. is wholly owned by GSC Group, Inc., a Delaware corporation which also owns substantially all of GSCP (NJ), L.P. and GSCP (NJ), Holdings, L.P. Alfred C. Eckert III, Richard M. Hayden, Robert F. Cummings, Jr., David L. Goret, Robert A. Hamwee, Joseph H. Wender and Andrew J. Wagner are the executive officers of each of GSC Group, Inc. and GSCP (NJ), Inc.

By virtue of each of the above entities’ and individuals’ relationship with GSCP II Holdings (AE), L.L.C., GSC Recovery II, L.P. and GSC Partners CDO Fund, Limited, each may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of the common shares of AETG owned by GSCP II Holdings (AE), L.L.C., GSC Recovery II, L.P. and GSC Partners CDO Fund, Limited. Each of the above entities and individuals disclaims beneficial ownership of AETG’s common shares except to the extent of each entity’s and individual’s pecuniary interest in AETG’s common shares.

Each of these entities has an address c/o GSC Group, 12 East 49th Street, Suite 3200, New York, NY 10017.

Item 13.	Certain Relationships and Related Transactions.

Receivables Purchase Agreement Guarantee

On November 2, 2005 the Company entered into the Amended Receivable Agreement to sell to Wachovia, without recourse, up to a maximum $8.2 million (previously $5.9 million) of accounts receivable. Domenic Gatto increased his existing personal guarantee in full support of the amended receivable agreement and received an additional $50,000 guarantee fee. The amended receivable agreement terminated on May 15, 2007, when the Company and substantially all of its subsidiaries amended and restated its existing senior credit facility with Wachovia.

Bus Parking Agreements

Our wholly-owned subsidiary, Staten Island Bus, Inc., leased a parking facility from Atlantic Training, Inc. (a corporation owned in part by Domenic Gatto). We paid an annual base rent of $35,200 per annum in the fiscal year ended June 30, 2005. We believe that the rental reflected the reasonable market value for the lease. This lease no longer exists.

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

The stockholders agreement contains ‘‘Preemptive Rights,’’ which allow shareholders the right to purchase common shares if AETG makes certain sales of common shares at less than fair market value (as determined by AETG’s board of directors), allowing investors to maintain their respective ownership percentage in AETG.

Corporate Governance

The stockholders agreement provides that each shareholder thereto will vote its common shares towards the election of (i) directors nominated by GSC constituting a majority of the board so long as GSC is the record holder of at least 35% of AETG’s common shares, or at least one director nominated by GSC so long as GSC is the record holder of at least 10% of AETG’s common shares, and (ii) the Chief Executive Officer of AETG as a director.

Minority Shareholder Protection

AETG will not, without prior approval of the holders of a majority of common shares that is not owned by GSC:

•	redeem or repurchase any common shares unless each holder of common shares may participate on a pro rata basis;

•	pay dividends on its common shares unless the dividend is paid to all holders of common shares on a pro rata basis;

•	with some exceptions, engage (or permit any subsidiary to engage) in any transaction with a director, officer or affiliate unless (a) the transaction is approved by a majority of the directors of AETG who have no financial interest in the transaction and (b) such transaction is fair to AETG from a financial standpoint or on terms comparable to terms that would be obtained in an arm’s-length transaction; or

•	amend or modify AETG’s charter documents in a way that materially limits or conflicts with the terms of the stockholders agreement.

Registration Rights

The stockholders agreement also contains registration rights for the common shares. Shareholders have ‘‘Piggyback Registration Rights,’’ which require AETG, if it proposes to register any of its common shares under the Securities Act in connection with the offering of such shares, to register all of the shares of shareholders who request registration. GSC has three ‘‘Demand Registrations’’ as long as GSC is the record holder of at least 20% of AETG’s common shares. A Demand Registration requires AETG to prepare and file with the SEC a registration statement on the appropriate form and maintain the effectiveness for 180 days or until all shares subject to the Demand Registration have been sold.

Amendment

The stockholders agreement may be amended only with the approval of AETG, holders of at least 90% of the common shares and GSC (so long as it holds at least 35% of AETG’s common shares).

Management Agreements

Upon the effectiveness of our plan of reorganization, AETG and the Company entered into an advisory services agreement, dated December 24, 2003, with GSCP, Inc., an affiliate of GSC. Under the agreement, GSCP, Inc. agreed to advise and consult with our boards of directors and management on certain business, operational and financial matters and provides other advisory services. The agreement provides that AETG and the Company will pay GSCP, Inc. an annual fee of $500,000. The Company expensed $400,000 annually for the years ended June 30, 2005, 2006 and 2007. The balance of the fee was charged to AETG. The advisory services agreement terminates when GSC ceases to own any common shares issued upon the effectiveness of the plan of reorganization.

On February 10, 2004, we entered into a management agreement with Atlantic Transit II Corp. (‘‘ATC’’) and Atlantic School Bus Corp. (‘‘ASBC’’), subsidiaries of AETG. Under the agreement, we provide certain administrative services on behalf of ATC and ASBC and their affiliates. The agreement provides that ASBC will pay us a monthly fee of $30 per route vehicle for which we provide administrative services. The agreement continues until either ATC or the Company elects to terminate it. Under this agreement, the Company earned $56,340, $56,250 and $4,710 for the years ended June 30, 2005, 2006 and 2007, respectively . The assets of ASBC were sold in July 2006, and this agreement has been terminated.

Tax Sharing Agreement

AETG and its subsidiaries, including the Company, entered into a tax sharing agreement, dated December 22, 2000, that provides for a consolidated filing of federal income tax and allocates federal tax liabilities.

Review of Transactions with Related Parties

The Company does not have a written policy regarding the review, approval and ratification of transactions with related parties. Instead, as a general matter, the Company’s Board of Directors and management review and approve all material transactions with related parties. Such review is conducted in order to, among other things, insure that such transactions comply with the terms of the stockholders agreement, the indenture governing the notes and our Amended and Restated Credit Facility (and previously, the terms of the indentures governing our previously outstanding notes and our prior senior credit facilities), each of which contain covenants prohibiting transactions with our officers, directors and affiliates if certain requirements are not met. In addition, the stockholders agreement and the management agreement with GSCP, Inc. were entered into pursuant to our plan of reorganization, as approved by the United States Bankruptcy Court.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by BDO Seidman for professional services rendered to the Company for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2007 and 2006, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of the Company during those fiscal years. All of such fees were pre-approved by the Company’s Board of Directors.

	Fiscal year 2006	Fiscal year 2007
Audit Fees	$404,900	$555,925
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial statements filed in item 8 of this Form 10-K.
(b)	Exhibits
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
3.2	Certificate of Amendment, dated November 19, 2003, to the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
3.3	Certificate of Amendment, dated April 20, 2004, to the Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
3.4	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
4.1	Indenture, dated May 15, 2007, relating to the Senior Secured Floating Notes due 2012, among the Company, the guarantors party thereto and The Bank of New York, as trustee and collateral agent, including the form of the note (incorporated herein by reference to Exhibit 4.1 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-144249).
4.2	Registration Rights Agreement, dated May 15, 2007, between the Company and Jefferies & Company, Inc., as initial purchaser (incorporated herein by reference to Exhibit 4.2 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-144249).
4.3	Security Agreement, dated May 15, 2007, among the Company, the guarantors party thereto and The Bank of New York, as collateral agent (incorporated herein by reference to Exhibit 4.3 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-144249).
4.4	Intercreditor Agreement, dated May 15, 2007, among the Company, the guarantors party thereto, The Bank of New York, as collateral agent, and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.4 of the Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-144249).
10.1	Third Amended and Restated Loan and Security Agreement, dated May 15, 2007 (incorporated herein by reference to Exhibit 10.1 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333- 144249).
10.2	Fifth Amended and Restated Employment Agreement, dated April 18, 2007, among, Atlantic Express Transportation Group Inc., the Company and Domenic Gatto (incorporated herein by reference to Exhibit 10.1 to Atlantic Express Transportation Corp.’s Current Report of Form 8-K, filed with the SEC on April 24, 2007, File No. 000-24247).

10.3		Fifth Amended and Restated Employment Agreement, dated April 18, 2007, among, Atlantic Express Transportation Group Inc., the Company and Domenic Gatto (incorporated herein by reference to Exhibit 10.2 to Atlantic Express Transportation Corp.’s Current Report of Form 8-K, filed with the SEC on April 24, 2007, File No. 000-24247).
10.4		Retention Agreement, dated December 24, 2003, between Atlantic Express Transportation Group Inc. and Peter Frank (incorporated herein by reference to Exhibit 10.4 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
10.5		Advisory Services Agreement, dated December 24, 2003, among Atlantic Express Transportation Group Inc., the Company and GSCP, Inc. (incorporated herein by reference to Exhibit 10.6 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
10.6		Stockholders Agreement, dated as of December 24, 2003, between Atlantic Express Transportation Group Inc. and its stockholders (incorporated herein by reference to Exhibit 10.7 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
10.7		The Board of Education of the City of New York, serial no. 0070, dated July 19, 1979 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
10.8		The Board of Education of the City of New York, serial no. 8108 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
10.9		Extension and Thirteenth Amendment of Contract for Special Education Pupil Transportation Services by and among The Board of Education of the City of New York, Amboy Bus Co., Inc. and Staten Island Bus, Inc. (incorporated by reference to Exhibit 10.9 of the Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-144249).
10.10		The Board of Education of the City of New York, serial no. 9888 by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).
10.11		Extension and Eleventh Amendment of Contract for Regular Education Pupil Transportation Services, by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. and Atlantic Queens Bus Corp. (incorporated by reference to Exhibit 10.11 of the Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-144249).
10.12		New York City Transit Authority Contract #00D7815B, dated July 2001, by and between New York City Transit Authority and Atlantic Paratrans, Inc. (incorporated herein by reference to Exhibit 10.14 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
10.13		Tax Sharing Agreement, dated as of December 22, 2000, between Atlantic Express Transportation Group Inc. and the Company (incorporated herein by reference to Exhibit 10.15 to Atlantic Express Transportation Corp.’s Registration Statement on Form S-4, File No. 333-116749).
21	.1*	Subsidiaries of the Registrant.
31	.1*	Certification of Chief Executive Office pursuant to Rule 13a-14/15d-14(a).

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14/15d-14(a).
32	.1*	Certification of Chief Executive Office pursuant to Section 1350
32	.2*	Certification of Chief Financial Officer pursuant to Section 1350

*	Filed herewith

ATLANTIC EXPRESS TRANSPORTATION CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Express Transportation Corp.
Staten Island, New York

We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and Subsidiaries as of June 30, 2006 and 2007 and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and Subsidiaries at June 30, 2006 and 2007, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO Seidman, LLP

New York, New York
September 27, 2007

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$501,271	$6,881,838
Accounts receivable, net of allowance for doubtful accounts of $1,760,310 and $1,277,227, respectively	46,084,799	50,786,814
Inventories	2,763,901	2,808,661
Assets held for sale – current	6,222,679	—
Prepaid insurance	34,881,384	30,697,527
Prepaid expenses and other current assets	3,740,504	4,191,206
Total current assets	94,194,538	95,366,046
Property, plant and equipment, at cost, less accumulated depreciation	93,477,922	91,982,062
Other assets:
Restricted cash and cash equivalents	3,728,146	675,642
Restricted marketable securities	4,428,627	—
Transportation contract rights, net	3,162,134	2,648,294
Deferred financing costs, net	6,200,525	7,408,570
Deposits and other non-current assets	8,234,313	8,645,236
Total other assets	25,753,745	19,377,742
	$213,426,205	$206,725,850
Liabilities and Shareholder’s (Deficit)
Current:
Current portion of long-term debt	$22,196,184	$754,503
Current portion of capital lease obligations	1,625,172	1,615,448
Insurance financing payable	4,086,924	4,071,955
Controlled disbursements account – checks issued not funded	2,202,664	1,901,363
Accounts payable, accrued expenses and other current liabilities	26,222,915	13,974,241
Accrued compensation	3,166,608	2,962,784
Current portion of insurance reserves	1,458,766	833,862
Accrued interest	5,429,594	3,023,105
Payable to creditors under the plan of reorganization – current portion	2,128,413	1,299,200
Total current liabilities	68,517,240	30,436,461
Long-term debt, net of current portion	135,885,374	187,567,072
Capital lease obligations, net of current portion	3,340,907	1,725,526
Insurance reserves, net of current portion	457,434	189,339
Deferred income, net of current portion and other long-term liabilities	3,328,464	3,495,591
Deferred state and local income taxes	622,000	322,000
Payable to creditors under the plan of reorganization, net of current portion	1,307,959	77,395
Total liabilities	213,459,378	223,813,384
Commitments and contingencies
Shareholder’s (deficit):
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	9,453
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(114,816,797)	(132,036,051)
Accumulated other comprehensive income (loss)	(164,893)	—
Total shareholder’s (deficit)	(33,173)	(17,087,534)
	$213,426,205	$206,725,850

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2005	2006	2007
Revenues:
School bus operations	$319,604,294	$368,065,542	$381,968,329
Paratransit and transit operations	44,071,271	45,992,526	46,848,884
Total revenues	363,675,565	414,058,068	428,817,213
Costs and expenses:
Cost of operations − School bus operations	299,853,299	330,738,418	338,913,983
Cost of operations − Paratransit and transit operations	38,603,602	39,504,296	41,618,775
General and administrative	17,857,368	19,055,416	17,861,314
Depreciation and amortization	25,028,763	28,199,328	19,093,483
Contract rights impairment	959,468	—	—
Total operating costs and expenses	382,302,500	417,497,458	417,487,555
Income (loss) from operations	(18,626,935)	(3,439,390)	11,329,658
Other income (expense):
Interest expense	(23,513,800)	(25,941,210)	(34,758,800)
Reorganization costs	(565,485)	(568,905)	(80,037)
Other	362,446	400,834	492,358
Loss before benefit from income taxes and discontinued operations	(42,343,774)	(29,548,671)	(23,016,821)
Benefit from income taxes	214,000	—	300,000
Loss before discontinued operations	(42,129,774)	(29,548,671)	(22,716,821)
Income (loss) from discontinued operations	(296,435)	(2,400)	5,612,567
Net loss	$(42,426,209)	$(29,551,071)	$(17,104,254)

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Shareholder’s Equity (Deficit)

	Common shares,par value $0.01	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive income (loss)	Total
Balance, June 30, 2004	6,516	109,142,001	(42,629,517)	(38,508)		66,480,492
Net loss	—	—	(42,426,209)	—	$(42,426,209)	(42,426,209)
Distribution to parent company	—	—	(100,000)	—	—	(100,000)
Issuance of warrants	—	900,000	—	—	—	900,000
Unrealized gain on marketable securities	—	—	—	122,219	122,219	122,219
Comprehensive loss					$(42,303,990)
Balance, June 30, 2005	6,516	110,042,001	(85,155,726)	83,711		24,976,502
Net loss	—	—	(29,551,071)	—	$(29,551,071)	(29,551,071)
Distribution to parent company	—	—	(110,000)	—	—	(110,000)
Issuance of common stock	2,937	4,897,063	—	—	—	4,900,000
Unrealized loss on marketable securities	—	—	—	(248,604)	(248,604)	(248,604)
Comprehensive loss					$(29,799,675)
Balance, June 30, 2006	9,453	114,939,064	(114,816,797)	(164,893)		(33,173)
Net loss	—	—	(17,104,254)	—	$(17,104,254)	(17,104,254)
Distribution to parent company	—	—	(115,000)	—	—	(115,000)
Unrealized gain on marketable securities	—	—	—	164,893	164,893	164,893
Comprehensive loss					$(16,939,361)
Balance, June 30, 2007	$9,453	$114,939,064	$(132,036,051)	$—		$(17,087,534)

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(42,426,209)	($29,551,071)	($17,104,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sales of marketable securities and investments, net	(13,725)	30,645	67,841
Depreciation	23,901,413	21,492,851	18,579,643
Fixed asset impairment	—	5,738,676	—
Amortization	4,163,714	4,665,976	7,082,307
Contract rights impairment	959,468	—	—
Interest swap income	—	—	(461,786)
PIK interest expense	—	—	1,577,037
Amortization of original issue discount	776,892	974,149	1,793,422
Reserve for doubtful accounts receivable	733,311	120,000	120,000
Gain on sale of discontinued operations	—	—	(5,776,646)
Loss on sales of fixed assets, net	1,035,770	1,099,267	434,701
Deferred state and local income taxes	(300,000)	—	(300,000)
Decrease (increase) in:
Restricted cash and cash equivalents	1,110,516	—	—
Accounts receivable	1,406,120	(1,373,212)	(4,822,015)
Inventories	(59,679)	(140,698)	(44,760)
Prepaid expenses and other current assets	(7,356,037)	(4,036,943)	4,434,150
Deposits and other non-current assets	230,141	(3,749,277)	(410,923)
Increase (decrease) in:
Accounts payable, accrued expenses, other current liabilities and accrued compensation	3,188,332	(589,305)	(14,858,987)
Controlled disbursement account	2,140,563	(2,523,058)	(301,301)
Insurance financing payable	174,612	102,809	(14,969)
Payable to creditors under the plan of reorganization	(1,694,061)	(1,620,983)	(2,059,777)
Insurance reserve and other long-term liabilities	(1,142,494)	(1,079,113)	(725,872)
Net cash used in operating activities	(13,171,353)	(10,439,287)	(12,792,189)
Cash flows from investing activities:
Additions to property, plant and equipment	(5,826,822)	(6,056,643)	(17,646,116)
Purchase of transportation contract rights	(377,598)	(1,764,272)	—
Proceeds from sales of business	—	—	11,760,113
Proceeds from sales of fixed assets	4,853,602	11,028,370	718,162
Decrease (increase) in restricted cash and cash equivalents	(352,923)	1,535,587	3,052,503
Purchases of marketable securities	(8,183,338)	(3,913,256)	(547,507)
Proceeds from sales or redemptions of marketable securities	8,304,267	3,760,484	5,072,704
Net cash provided by (used in) investing activities	(1,582,812)	4,590,270	2,409,859

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended June 30,
	2005	2006	2007
Cash flows from financing activities:
Payment of the Old Notes	$—	$—	(116,265,000)
Proceeds from issuance of the Notes	—	—	182,225,000
Proceeds from sale of common stock	—	4,900,000	—
Proceeds from (payments to) senior credit facility	5,138,816	(1,653,051)	(14,727,909)
Proceeds from (payments to) senior unsecured notes	4,900,000	—	(4,900,000)
Proceeds from (payments to) third priority senior secured notes	14,925,000	—	(15,480,506)
Distribution to parent company	(100,000)	(110,000)	(115,000)
Payment of letter of credit advance	—	—	(3,500,000)
Principal payments on borrowings and capital lease obligations	(3,428,499)	(3,314,360)	(2,697,658)
Deferred financing costs	(3,587,874)	(307,262)	(7,776,030)
Net cash provided by (used in) financing activities	17,847,443	(484,673)	16,762,897
Net increase (decrease) in cash and cash equivalents	3,093,278	(6,333,690)	6,380,567
Cash and cash equivalents, beginning of year	3,741,683	6,834,961	501,271
Cash and cash equivalents, end of period	$6,834,961	$501,271	$6,881,838
Supplemental disclosures on cash flow information:
Cash paid during the period for:
Interest	$18,391,418	$20,468,888	$27,572,904
Income taxes	$139,665	$236,467	$145,621
Supplemental disclosure of non-cash financing activities:
Original issue discount associated with the issuance of warrants	$900,000	$—	$—
Capital lease obligations incurred for purchases of vehicles	$1,115,874	$—	$—
Loans incurred for purchases of vehicles	$1,266,878	$461,510	$590,528
Deferred financing costs paid from third priority senior secured notes	$75,000	$—	$—
Letter of credit advance for insurance loss fund	$3,500,000	$—	$—
Conversion of PIK interest into debt	$—	$—	$1,577,037

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Business

Atlantic Express Transportation Corp. (‘‘AETC’’ or the ‘‘Company’’), a wholly owned subsidiary of Atlantic Express Transportation Group Inc. (‘‘AETG’’), is one of the largest providers of school bus transportation in the United States, providing services currently to various municipalities in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. In addition to its school bus transportation operations, AETC also provides services to public transit systems for physically or mentally challenged passengers, fixed route transit, express commuter line charter and tour services. Since 1998, GSC NJ through its affiliates Greenwich Street Capital (‘‘GSC’’) has been the majority holder of AETG.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of AETC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassifications

In response to an SEC comment letter dated March 1, 2007, the Company reclassified certain items in its consolidated statements of operations. Historically, the Company included gains and losses on the sale of long-lived assets (losses of $1.1 million, and $1.2 million in each of fiscal years 2005 and 2006) and the GSC Group management fee ($0.4 million in each of fiscal years 2005 and 2006, respectively) in ‘‘Other income (expense)’’. The Company now includes any losses (or gains) on the sale of long-lived assets in cost of operations and includes the GSC Group management fee in general and administrative expenses. The effect of this reclassification has increased cost of operations (in the case of losses on asset sales) and has increased general and administrative expenses, with corresponding decreases in ‘‘Income (loss) from operations’’ on the face of the Company’s consolidated statements of operations. These reclassifications for prior periods did not impact the Company’s ‘‘Net loss’’, or EBITDA, but did increase reported loss from operations for prior periods.

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

Assets Held for Sale

Assets associated with T-NT Bus Service, Inc. (‘‘T-NT’’) have been reclassified to assets held for sale as of June 30, 2006. These assets were sold in fiscal 2007 for a gain of $5,776,646 (see note 17).

	June 30,
	2006	2007
Inventories	$236,212	$—
Property, plant and equipment, at cost, less accumulated depreciation	4,354,400	—
Transportation contract rights, net	1,629,067	—
Deposits and other non-current assets	3,000	—
	$6,222,679	$—

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated utilizing the straight-line method over the lives of the related assets. The useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

Years
Building and improvements	10 - 31.5
Transportation equipment	5 - 15
Other	3 - 7

Maintenance costs are expensed as incurred and renewals and improvements are capitalized.

Long-Lived Assets

Long-lived assets, such as intangible assets and property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. Based upon proceeds from auction sales of vehicles and offers to purchase assets or sale of assets of certain of the Company’s operations the Company recorded impairment charges of $5,738,676 for the fiscal year ended June 30, 2006. These charges are included in depreciation and amortization on the Consolidated Statements of Operations and shown separately on the Consolidated Statements of Cash Flows.

Transportation Contract Rights

Transportation contract rights primarily represent the value the Company assigned to the cost of investments in certain of our school bus subsidiaries in excess of the book value of the companies acquired. In addition, AETC has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Using earnings before interest, income taxes, depreciation and amortization (‘‘EBITDA’’) as a measurement tool, the Company reviews the financial performance of its subsidiary bus companies that have transportation contract rights, annually. If this review indicates that the transportation contract rights are likely to be impaired in value, the Company projects the future undiscounted cash flows attributable to such subsidiary bus company and compares it to the carrying value of the transportation contract rights assets. The major impacts to the future undiscounted cash flows are either a reduction of service requirements (e.g., routes) that decrease revenue, an increase in costs and expenses at a rate greater than the corresponding contractual revenue increase, or a combination of both factors. If this comparison indicates that the future undiscounted cash flows attributable to the underlying assets are unlikely to exceed the carrying value of the transportation contract rights, an impairment charge is taken based on the difference between the estimated future cash flows, determined to be the estimated fair value, and the carrying value of the transportation contract rights. Using this methodology, it was determined that impairment charges of $959,468 for the fiscal year ended June 30, 2005, was necessary to adjust the transportation contract rights to fair value. The majority of the impairment charges in the fiscal year ended June 30, 2005 were in subsidiary bus companies in Massachusetts. There was no impairment charges for the fiscal years ended June 30, 2006 and June 30, 2007.

Transportation contract rights are amortized on a straight-line basis over a 12 year period, which represents the Company’s estimate of the average length of the contracts and expected renewal periods.

Transportation contract rights are comprised of the following:

	June 30,
	2006	2007
Gross carrying amount	$17,679,044	$17,679,044
Less accumulated amortization	14,516,910	15,030,750
Transportation contract rights, net	$3,162,134	$2,648,294

Amortization expense recorded for the years ended June 30, 2005, 2006 and 2007 was $1,041,519, $961,119 and $513,840, respectively.

Estimated amortization expense for the years ending June 30,

2008	$513,837
2009	513,837
2010	397,053
2011	250,837
2012	160,079

Deferred Financing Costs

Deferred financing costs of $7.4 million which were incurred in May 2007 with the issuance of the $185,000,000 Senior Secured Floating Rate Notes due 2012 (the ‘‘Notes’’) and the Amended and Restated Credit Facility are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the financing to which the costs relate, which range from 55.5 to 59 months. Unamortized deferred financing costs of $2.9 million associated with the $105,000,000 million 12% Senior Secured Notes due 2008 and $10,000,000 million Senior Secured Floating Rate Notes due 2008 (collectively the ‘‘Old Notes’’) and the previous senior credit facility were expensed in May 2007. These charges are included in interest expense on the Consolidated Statements of Operations.

Insurance Coverage and Reserves

The majority of the Company’s primary automobile coverage ($1 million per occurrence) and all of the Company’s workers compensation insurance coverage (except for one subsidiary which has

‘‘First Dollar’’ coverage) is administered through a third party insurance company. The Company funds, through monthly installments, loss funds specified by the insurance company, plus fronting charges. These loss funds are used to pay up to the first $500,000 of each loss; operating costs are charged and prepaid assets are reduced by estimated claim losses and fronting charges. The charges are based upon estimated ultimate liability related to these claims and differ from period to period due to claim payments, and settlement practices as well as changes in development factors due to the assumed future cost increases and discount rates. On a quarterly basis, the Company receives from the insurance companies estimates of selected ultimate losses that are based on actuarial analysis. Charges to operations are then adjusted to reflect these calculations.

For the years ended June 30, 2005, 2006 and 2007 the Company recorded adjustments related to expenses (income) changes in prior years claims estimates to its insurance expense as follows:

Year Ended	Workers Compensation	Automobile Liability
June 30, 2005	$1,216,821	$938,411
June 30, 2006	(1,263,490)	1,017,515
June 30, 2007	278,909	(522,204)

Prior to the year ended June 30, 2002, the Company self insured its deductibles and recorded reserves for these deductibles based upon estimated ultimate claim losses, including those incurred but not reported. Reserve requirements at June 30, 2007 in relation to these deductibles were $1.0 million.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable including retainage, accounts payable, and short term debt approximated their fair value as of June 30, 2006 and 2007, due to either their short maturity or terms similar to those available to similar companies in the open market. Marketable securities, classified as available-for-sale, are valued at quoted market value. At June 30, 2007, the fair value of the Company’s Notes was approximately $187.8 million compared to the carrying value of $185.0 million (before original issue discount). At June 30, 2006, the fair value of the Company’s Old Notes was approximately $107.7 million compared to the carrying value of $130.0 million (before original issue discount).

Interest Rate Swap

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on our notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21%

will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of this interest swap transaction of $461,786 is reflected as a reduction of interest expense. Our obligations under the Swap are secured by the collateral securing our amended and restated credit facility.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, ‘‘Accounting for Uncertainty in Income Taxes.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In fiscal year 2007, we adopted Staff Accounting Bulletin (‘‘SAB’’) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We currently believe that adoption of SFAS No. 157 will have no potential impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. This statement is effective for us beginning July 1, 2008. We currently believe that adoption of SFAS No. 159 will have no potential impact on our financial statements.

3.    Retainage

Pursuant to certain municipal school bus contracts and paratransit and transit contracts, certain contractual amounts (retainage) are withheld by customers from billings as a guarantee of performance by AETC. At June 30, 2006 and at June 30, 2007 retainage was $2,803,158 and $2,458,848, respectively. These amounts are classified as current accounts receivable, as they are normally paid within one year.

4.    Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents of $3,728,146 as well as $4,428,627 of marketable securities at June 30, 2006 were pledged as collateral security for letters of credit outstanding in the amount of $7,143,851 as of June 30, 2006 and restricted cash and cash equivalents of $675,642 at June 30, 2007 was pledged as collateral security for letters of credit outstanding in the amount of. $643,851 as of June 30, 2007.

5.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,
	2006	2007
Land	$4,408,096	$4,408,096
Building and improvements	15,318,306	16,452,982
Transportation equipment	203,844,359	201,347,582
Transportation equipment acquired under capital leases	10,360,898	10,360,898
Machinery and equipment	38,767,601	38,949,049
Furniture and fixtures	4,892,535	5,101,648
	277,591,795	276,620,255
Less accumulated depreciation	(184,113,873)	(184,638,193)
	$93,477,922	$91,982,062

Based upon proceeds from auction sales of vehicles and offers to purchase or sale of assets of certain of the Company’s operations the Company has taken impairment losses of $5.7 million in 2006, to write down these assets to their estimated fair value. This loss has been included depreciation and amortization on the Consolidated Statement of Operations.

Accumulated depreciation of assets under capital leases was $1,869,525 and $2,659,832 as of June 30, 2006, and June 30, 2007, respectively.

6.    Marketable Securities — Restricted

The amortized cost and estimated fair value of the marketable securities are as follows:

	June 30, 2006
	Cost	Gross Unrealized Loss		Fair value
Available for sale:
US Treasury and other government debt securities	$4,593,520	$(164,893	)(1)	$4,428,627

(1)	included in accumulated other comprehensive income (loss).

As of June 30, 2006 restricted cash and cash equivalents of approximately $3.7 million and marketable securities of approximately $4.4 million were pledged as collateral for $7.1 million of letters of credit issued by AETC.

Net realized gains on marketable securities for the year ended June 30, 2005 were $3,277 and net realized losses on marketable securities for the years ended June 30, 2006 and June 30, 2007 were $30,645 and $67,841, respectively and are included in other income (expense).

Contractual maturity dates of the above securities are as follows:

	June 30, 2006		June 30, 2007
	Cost	Fair Value	Cost	Fair Value
2007	$—	$—	$—	$—
2008 – 2012	357,805	349,184	—	—
2013 – 2036	4,235,715	4,079,443	—	—
Total	$4,593,520	$4,428,627	$—	$—

7.    Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30,
	2006	2007
Outstanding administrative priority claims	$4,833,593	$—
Accounts payable	5,629,955	3,645,765
Payroll taxes withheld and accrued	1,927,608	1,550,393
Other accrued expenses and taxes	4,454,923	3,383,822
Accrued employee benefits	9,376,836	5,394,261
Total	$26,222,915	$13,974,241

8.    Debt

The following represents the debt outstanding at June 30, 2006 and 2007:

	June 30,
	2006	2007
Senior Secured Floating Rate Notes, due 2012 with cash interest payable October 15th and April 15th(a)	$—	$185,000,000
Less: original issue discount associated with the issuance of the bonds, net(a)	—	(2,704,449)
12% Senior Secured Notes, due 2008(b)	105,000,000	—
Senior Secured Floating Rate Notes, due 2008(b)	10,000,000	—
Less: original issue discount associated with the issuance of warrants, net(b)	(1,217,391)	—
Senior credit facility(c)	17,755,702	3,027,793
15% senior unsecured term note(d)	4,900,000	—
Letter of credit advance	3,500,000	—
10% Third Priority Senior Secured Notes due 2008(e)	15,168,474	—
Less: original issue discount associated with the issuance of warrants, net(e)	(505,484)	—
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% – 10.3%	3,480,257	2,998,231
	158,081,558	188,321,575
Less current portion	22,196,184	754,503
Long-term debt, net of current portion	$135,885,374	$187,567,072

A summary of interest expense is as follows:

	June 30,
	2005	2006	2007
Continuing operations:
Interest expense	$19,723,472	$21,287,955	$22,947,393
Amortization of deferred financing expense	3,013,437	3,679,104	6,567,985
Pre-payment penalties	—	—	3,450,000
Amortization of original issue discount	776,891	974,151	1,793,422
Subtotal	23,513,800	25,941,210	34,758,800
Discontinued operations:
Interest expense	15,184	44	—
Amortization of deferred financing expense	1,831	—	—
Amortization of original issue discount	553	—	—
Subtotal	17,568	44	—
Total	$23,531,368	$25,941,254	$34,758,800

(a)	On May 15, 2007 the Company issued the Notes. Notes were issued with an original issue discount of $2,775,000, which is being amortized over the term of the Notes. The net proceeds of the Notes were issued to repay existing indebtedness and for certain other corporate purposes.
Annual interest on the Notes is equal to the applicable LIBOR rate plus a margin of 7.25%. The applicable LIBOR rate on June 30, 2007 was 5.36%. Interest payments that are required semiannually through their maturity date on April 15, 2012 will commence October 15, 2007.
Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on our notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of this interest swap transaction of $461,786 is reflected as a reduction of interest expense. Our obligations under the Swap are secured by the collateral securing our amended and restated credit facility.
In connection with the issuance of the Notes, the Company incurred $6.7 million of transactions costs which are being amortized on a straight-line basis over the term of the financing.
The indenture governing the Notes provides for optional redemption and contains covenants typical of such arrangements including acquisition of additional indebtedness.
The Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that are not unrestricted domestic subsidiaries, other than certain immaterial subsidiaries. The Notes and the guarantees rank senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment with all of the Company’s other senior indebtedness.
The Notes and the guarantees are secured by a first priority lien on all but one of the Company’s and the Company’s guarantor subsidiaries’ owned real properties and hereafter acquired real properties and on substantially all of the Company’s and the Company’s guarantor subsidiaries’ owned motor vehicles, other than those constituting excluded assets, and by a second priority lien on those of the Company’s assets and the assets of the Company’s guarantor subsidiaries which secure the Company’s and their obligations under the Company’s amended revolving credit facility (the ‘‘Amended and Restated Credit Facility’’) on a first priority basis.
On July 13, 2007 an exchange offer was completed and the Notes were registered with the Securities and Exchange Commissions (the ‘‘SEC’’).
(b)	On April 22, 2004 AETC issued the Old Notes. The net proceeds from the sale of the Old Notes, along with $6.6 million from our amended senior credit facility which was entered into in connection with the issuance of the Old Notes (see ‘‘e’’ below) were used to repay in full our exit financing facilities. The Old Notes were issued as part of an investment unit consisting of $1,000 principal amount of the outstanding Notes and one warrant (the ‘‘Warrants’’) to purchase one share of our common stock at an exercise price of $0.01 per share. $2.7 million of the purchase price of the units was allocated to the Warrants based upon a valuation by an independent financial institution. The original issue discount (the ‘‘OID’’) was being amortized over the life of the Old Notes.
The Old Notes and related subsidiary guarantees were senior secured obligations and ranked equal in right of payment to all other existing and future senior indebtedness and senior in right of payment to all of the Company’s and its guarantor subsidiaries’ existing and future subordinated indebtedness. The Old Notes were secured by a first priority lien on all but one of the Company’s and its guarantor subsidiaries’ owned real properties and on substantially all of the Company’s and its guarantor subsidiaries’ owned motor vehicles, and a second priority lien on the Company’s and its guarantor subsidiaries’ assets that secured their obligations under the senior credit facility on a first priority basis. On May 30, 2007, the Company redeemed for cash the Old Notes in full. The redemption price was 103 percent of the principal amount of the Old Notes, plus accrued and unpaid interest, including 2% per annum in respect of Additional PIK Interest as well as write-off of $2.9 million of deferred financing costs.
(c)	On April 22, 2004, the Company amended and restated its senior credit facility with Wachovia Bank, NA, as agent, with up to $20.0 million of borrowing availability under a revolving credit facility. In addition there was initially a $10.0 million letter of credit facility. Our senior credit facility was secured by a first priority lien on substantially all of the Company’s and all of its guarantor subsidiaries’ assets, other than those assets securing the Old Notes on a first priority basis and certain excluded assets, and by a second priority lien on the real property securing the Old Notes on a first priority basis.
Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letters of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis and by a second priority lien on the real property securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains certain financial covenants, including a minimum last 12 month EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels starting August 1, 2007. The Amended and Restated Credit Facility also contains customary events of default.
The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable. Loans under the facility bear interest at the prime rate (the prime rate at June 30, 2007 was 8.25%). Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letter of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 which is being amortized over the term of the financing and is required to pay a servicing fee of $10,000 per month, plus pay Wachovia a monthly fee of 0.5% on any unused portion of its senior credit facility.

(d)	On August 5, 2004 the Company received $4.9 million from GSC and issued a senior unsecured term note (the ‘‘GSC Note’’). The GSC Note bore interest at 15% per annum and was payable monthly, in arrears, commencing August 31, 2004 until September 2004 and quarterly, in arrears, thereafter. The GSC Note contained identical covenants as our senior credit facility and matured the earlier of April 23, 2007 or such date as excess availability as defined by our senior credit facility is in excess of $7.0 million, after giving effect to the repayment of principal of the GSC Note. In connection with this transaction, GSC, Wachovia and the Company entered into a subordination agreement, whereby the parties agreed that the Company may pay interest if excess availability is not less than $1.0 million and pay principal if excess availability is in excess of $7.0 million, after giving effect to the respective repayments and no event of default (as defined in our senior credit facility) shall exist or have occurred and be continuing. No principal payments were made to GSC under the senior unsecured term note. On October 17, 2005 this note was assigned to the holder of the Company’s $15.0 million third priority senior secured notes due 2008. Interest payable was changed to annually on October 17, 2006 and quarterly thereafter. On September 21, 2006, the holder of this note agreed to an extension in the maturity date to February 22, 2008. On May 15, 2007 the GSC Note was repaid.
(e)	On March 3, 2005, concurrently with the execution of a supplemental indenture, the Company issued $15.0 million 10% Third Priority Senior Secured Notes due 2008 (the ‘‘Additional Indebtedness’’). The Additional Indebtedness was issued with warrants to acquire 40,725 shares, or 5% of the Company’s common stock as of such date (the ‘‘Additional Warrants’’). $0.9 million of the purchase price was allocated to the Additional Warrants, which was based upon a valuation model prepared by an independent financial institution that was used for the Warrants issued with the Old Notes. The original issue discount was being amortized over the life of the Additional Indebtedness. In connection with the offering of the Additional Indebtedness, the Company incurred $2.3 million of transaction costs. Interest on the Additional Indebtedness was 10% per annum in cash and PIK interest of 1% per annum, payable semi-annually in arrears on April 15 and October 15, which commenced on April 15, 2005. The Additional Indebtedness was secured by a third priority lien on all of the Company’s and its guarantor subsidiaries’ real property and a third priority lien on those assets that secure the Company and its guarantor subsidiaries’ obligations under our senior credit facility on a first priority basis. The holders of the Additional Indebtedness were allowed to vote and consent together as one class with the holders of the Notes, except in matters regarding the registration rights agreement. Although the Additional Indebtedness was not registered with the SEC, the Additional Warrants have registration rights. On May 15, 2007 the Additional Indebtedness was repaid.
Aggregate yearly maturities of long-term debt based upon payment terms as of June 30, 2007, are as follows:

2008	$754,503
2009	729,018
2010	691,639
2011	228,349
2012	188,469,395
Thereafter	153,120
Subtotal	191,026,024
Less: unamortized original issue discount	2,704,449
$188,321,575

9.    Obligations Under Capital Leases

During the fiscal years ended June 30, 2004 and June 30, 2005, AETC entered into lease agreements to acquire vehicles for use in its school bus transportation operations. Assets under these leases aggregated $10,762,748. Payment terms range from 60 to 72 months, with skip payments in July, August and September each year, with interest added to the debt in the same months.

In July 2006, as part of the assets sold by T-NT, six vehicles with a cost of $377,253 were reclassified to assets held for sale as of June 30, 2006.

Future annual lease payments under capital lease obligations as of June 30, 2007 are as follows:

2008	$1,921,269
2009	1,600,811
2010	195,825
2011	101,978
Total	3,819,883
Amount representing interest	478,909
Present value of future minimum lease payments	3,340,974
Current portion of capital lease obligations	1,615,448
Capital lease obligations, net of current portion	$1,725,526

Aggregate maturities under capital lease obligations based upon payment terms as of June 30, 2007 are as follows:

2008	$1,615,448
2009	1,463,680
2010	166,809
2011	95,037
Total	$3,340,974

10.    Income Taxes

The benefit from (provision for) income taxes consists of the following:

	Year Ended June 30,
	2005	2006	2007
Current:
Federal	$—	$—	$—
State and local	(86,000)	—	—
Deferred:	—	—	—
State and local	300,000	—	300,000
	$214,000	$—	$300,000

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	Year Ended June 30,
	2005	2006	2007
Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes (net of federal benefit)	0.3%	—%	1.1%
Decrease (increase) of valuation allowance	(33.4)%	(48.4)%	(33.4)%
Reorganization costs	(0.4)%	(0.4)%	(0.1)%
Discount on related party debt acquisition	—%	—%	—%
Effect of change in rate utilized to compute deferred tax balances and deferred adjustments	—%	13.5%	—%
Other	—%	1.3%	0.1%
Effective tax rate	0.5%	0.0%	1.7%

Deferred tax assets (liabilities) are comprised of the following:

	Year Ended June 30,
	2005	2006	2007
Deferred tax assets:
Allowance for doubtful receivables	$767,000	$764,000	$554,000
Loss and tax credit carry forwards	76,515,000	71,545,000	72,346,000
Accrued expenses and other	3,436,000	4,379,000	4,294,000
	80,718,000	76,688,000	77,194,000
Deferred tax liabilities:
Depreciation	(31,222,000)	(15,061,000)	(11,868,000)
Intangible assets	(921,000)	(823,000)	(271,000)
Forgiveness of indebtedness income	(16,480,000)	(14,410,000)	(14,410,000)
Other	—	—	(200,000)
	(48,623,000)	(30,294,000)	(26,749,000)
Net deferred tax asset	32,095,000	46,394,000	50,445,000
Valuation allowance	(32,717,000)	(47,016,000)	(50,767,000)
Deferred tax liabilities (net)	$(622,000)	$(622,000)	$(322,000)

The Company had available, at June 30, 2007, net operating loss (‘‘NOL’’) carry forwards for regular federal tax purposes of approximately $167 million (after the reduction described below) which expire during the years 2012 through 2026. As described in Note 3, on December 24, 2003, the Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection. As a result of the reorganization, for federal and state income tax purposes, approximately $92.8 million of indebtedness was considered cancelled. The cancellation and related transactions resulted in a reduction of its available net operating loss carry forwards of approximately $39.3 million, capital loss carry forwards of approximately $1.8 million and tax basis of its depreciable assets of $15.1 million and non-depreciable assets of $22.4 million. Further, should a change in ownership, as defined in Section 382 of the Internal Revenue Code occur, the Company’s ability to utilize its remaining NOL in future years could be significantly limited.

11.    Related Party Transactions

AETC incurred rent expense of $35,200 for the year ended June 30, 2005, in connection with the lease of real property from an affiliate.

Upon the effectiveness of the Company’s plan of reorganization on December 24, 2003, AETG and AETC entered into a management services agreement, with GSCP, Inc., an affiliate of GSC, a principal stockholder of the AETG. Under the agreement, GSCP, Inc. agrees to advise and consult with our boards of directors and management on certain business, operational and financial matters and provides other advisory services. The agreement provides that AETG and AETC will pay to GSCP, Inc. an annual fee of $500,000 for such services, $400,000 of which was allocated to the Company. The management services agreement terminates when GSC ceases to own any shares of common stock. The Company incurred advisory costs of $400,000 for the years ended June 30, 2005, 2006 and 2007.

On February 10, 2004, the Company entered into a management agreement with Atlantic Transit II Corp. (‘‘ATC’’) and Atlantic School Bus Corp. (‘‘ASBC’’), subsidiaries of AETG. Under the agreement, the Company provided certain administrative services on behalf of ATC and ASBC. The agreement provided that ASBC will pay the Company a monthly fee of $30 per route vehicle. For the years ended June 30, 2005, 2006 and 2007 the company earned $56,340, $56,520 and $4,710, respectively. The assets of ASBC were sold in July of 2006 and this agreement has been terminated.

In connection with the Company entering into a Accounts Receivable Purchase and Sale Agreement with Wachovia, as amended, the President and Chief Executive Officer of the Company

provided a personal guarantee in full support of the agreement, as required by Wachovia, for which he received guarantee fees totaling $175,000. The amended receivable agreement terminated on May 15, 2007, when the Company amended and restated its existing senior credit facility with Wachovia.

AETC incurred a $50,000 fee for the year ended June 30, 2007 in connection with the guarantee issued by an affiliate for a surety bond.

12.    Equity

On October 17, 2005, the Company sold 293,663 shares of its Common Stock, $.01 par value per share, to AETG for an aggregate purchase price of $4.9 million. The Company is a wholly owned subsidiary of AETG. AETG obtained $3.7 million of the proceeds of the $4.9 million investment from GSC and $1.2 million from the holder of the Additional Indebtedness (Note 8).

13.    Commitments and Contingencies

Leases

Minimum rental commitments as of June 30, 2007 for non-cancelable equipment and real property operating leases are as follows:

	Year Ended June 30, 2007
	Real Property	Transportation and Other Equipment	Total
2008	$7,433,656	$12,864,470	$20,298,126
2009	5,917,135	10,710,046	16,627,181
2010	5,123,005	8,049,038	13,172,043
2011	4,384,598	3,201,179	7,585,777
2012	3,398,865	1,745,956	5,144,821
Thereafter	19,993,433	405,850	20,399,283
	$46,250,692	$36,976,539	$83,227,231

Total rental charges amounted to $10,214,299, $16,009,791, and $22,884,222 for the years ended June 30, 2005, 2006 and 2007, respectively.

In May 2007, the Company bought out $12.1 million of vehicle operating leases.

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

Outstanding Letters of Credit

Letters of credit totaling approximately $13.6 million and $9.9 million related to the collateralization of self insurance deductibles, worker’s compensation insurance and automobile liability insurance loss funds and vehicle leases were outstanding as of June 30, 2006 and 2007, respectively.

Performance Security

AETC’s transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit or cash retainages.

In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 2006 and 2007 AETC has provided performance bonds aggregating approximately $24.3 million and $33.9 million respectively.

Employment Agreements

At June 30, 2007, AETC has employment agreements with certain executives that require base salary payments of $956,832 and $802,050 in fiscal year 2008 and 2009, respectively.

Under an employment agreement dated April 18, 2007 with an executive, that executive receives in the event of a specified change of control of AETG or the Company, a cash exit bonus equal to 1.5% to 3.0% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. The exit bonus is also due and payable on a reduced basis, as defined, in the event the executive leaves the Company. The amount of this exit bonus accrued as of June 30, 2007, was $161,705.

The same executive received a performance bonus of $500,000 for 2006, in connection with the new New York City Department of Education (the ‘‘DOE’’) extension agreement.

Under an employment agreement dated April 18, 2007 with another executive, that executive receives in the event of a specified change of control of AETG or the Company, a cash exit bonus equal to 1.5% to 3.0% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. The exit bonus is also due and payable on a reduced basis, as defined, in the event the executive leaves the Company. The amount of this exit bonus accrued as of June 30, 2007, was $42,660.

The same executive received a performance bonus of $40,000 for 2006, in connection with the new DOE extension agreement.

The Chairman of the Company has entered into an agreement with the major shareholder of AETG whereby that executive will receive a bonus that will be paid by that shareholder based upon the value that shareholder receives as a result of the sale of the Company.

14.    Retirement Plans

AETC sponsors a tax qualified 401(k) plan whereby eligible employees can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee’s compensation is also invested. AETC’s contributions were approximately $362,000, $384,000 and $385,000 for the years ended June 30, 2005, 2006 and 2007, respectively.

AETC has a qualified Profit Sharing Plan for eligible employees (primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC’s contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC’s contributions were approximately $79,000, $84,000 and $82,000 for the years ended June 30, 2005, 2006 and 2007, respectively.

The Company contributed to the pension plans of various unions covering drivers, mechanics and other workers as part of related union agreements. Such contributions amounted approximately $6,162,000, $6,924,000 and $7,371,000 for the years ended June 30, 2005, 2006 and 2007, respectively.

15.    Major Customer and Concentration of Credit Risk

For the years ended June 30, 2005, 2006 and 2007, revenues derived from the DOE were the following:

	Year Ended June 30,
	2005	2006	2007
Total revenues from continuing operations	$363,675,565	$414,058,068	$428,817,213
DOE revenues – $	$160,830,952	211,565,437	230,907,630
DOE revenues – %	44.22%	51.10%	53.85%

As of June 30, 2006 and June 30, 2007, AETC had accounts receivable from the DOE of $20,711,605 and $22,439,826, respectively.

At June 30, 2006 and 2007, substantially all cash and cash equivalents were on deposit with one major financial institution. Deposits held with banks may exceed the amounts of insurance provided on such deposits.

Approximately 81% of the Company’s employees are subject to 31 collective bargaining agreements that either will have or will expire over the next three years.

16.    Sales and Leaseback Transactions

On April 26, 2005, Metro Affiliates, Inc. a subsidiary of the Company sold a facility for a gross purchase price of $4,460,000 and leased back the same property for a period of approximately 20 years. The triple net lease, which is being accounted for as an operating lease, calls for monthly payments of $36,667 with annual increments of two percent. The gain on the transaction was $2,465,150 and is being amortized over the leaseback period on a straight-line basis.

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

17.    Sale of Business

On July 27, 2006, T-NT Bus Service, Inc., a subsidiary of the Company (‘‘T-NT’’), completed the sale of substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto, the Company’s Chief Executive Officer and President received $100,000 as consideration for entering into a five year non-competition agreement. The Company recognized a gain on the sale of these assets of approximately $5.6 million, net for the year ended June 30, 2007, which is included in gain from discontinued operations. Revenues from T-NT represented 2.4% and 2.3% of total revenue, and income (loss) before taxes represented (0.6)% and 1.0% for the years ended June 30, 2005 and 2006, respectively. Due to immateriality, these operations were not presented as discontinued operations for the prior year periods.

18.    Insurance Collateral Requirements

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

19.    Segment Information

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

Paratransit and Transit Operations provide paratransit service in New York for physically and mentally challenged persons who are unable to use standard public transportation. The remainder of our paratransit and transit operations revenue comes from fixed route transit, express commuter line and charter and tour bus services.

The summarized segment information (excluding discontinued operations), as of and for the years ended June 30, 2005, 2006 and 2007 are as follows:

	Year Ended June 30, 2005
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$319,604,294	$44,071,271	$363,675,565
Cost of operations	299,853,299	38,603,602	338,456,901
Income (loss) from operations	(19,537,489)	910,554	(18,626,935)
Total assets	229,119,965	17,885,499	247,005,464
Capital expenditures	5,994,616	2,196,812	8,191,428
Depreciation and amortization	23,904,131	2,084,100	25,988,231

	Year Ended June 30, 2006
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$368,065,542	$45,992,526	$414,058,068
Cost of operations	330,738,418	39,504,296	370,242,714
Income (loss) from operations	(5,944,684)	2,505,295	(3,439,389)
Total assets	202,371,791	11,154,414	213,426,205
Capital expenditures	5,883,920	649,186	6,533,106
Depreciation and amortization	26,563,349	1,635,979	28,199,328

	Year Ended June 30, 2007
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$381,968,329	$46,848,884	$428,817,213
Cost of operations	338,913,983	41,618,775	380,532,758
Income (loss) from operations	10,363,519	966,139	11,329,658
Total assets	190,187,233	16,538,617	206,725,850
Capital expenditures	16,790,050	1,446,594	18,236,644
Depreciation and amortization	17,655,526	1,437,957	19,093,483

	Year Ended June 30,
Reconciliation to net income (loss)	2005	2006	2007
	(In thousands)
Income (loss) from operations	$(18,627)	$(3,439)	$11,330
Interest expense	(23,514)	(25,941)	(34,759)
Reorganization costs	(565)	(569)	(80)
Other	362	400	492
Loss before benefit from income taxes and discontinued operations	$(42,344)	$(29,549)	$(23,017)

20.   Supplemental Financial Information

AETC has no independent assets or operations, the guarantees of the Notes are full and unconditional and joint and several, and any subsidiaries of AETC other than the subsidiary guarantors are minor, in accordance with Rule 3-10 of Regulation S-X.

21.    Valuation Allowances

	Balance at Beginning of Period	Additions- Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended June 30, 2005:
Allowance for doubtful accounts(1)	1,335,029	733,310	363,490	1,704,849
Valuation allowance for deferred taxes(2)	5,215,000	27,502,000	—	32,717,000
Year Ended June 30, 2006:
Allowance for doubtful accounts(1)	1,704,849	120,000	64,539	1,760,310
Valuation allowance for deferred taxes(2)	32,717,000	14,299,000	—	47,016,000
Year Ended June 30, 2007:
Allowance for doubtful accounts(1)	1,760,310	120,000	603,083	1,277,227
Valuation allowance for deferred taxes(2)	47,016,000	3,751,000	—	50,767,000

(1)	Deductions from allowances represent losses or expenses for which the respective allowances were created. In the case of the allowances for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.
(2)	Adjustments associated with the Company’s assessment of the deferred tax assets.
(3)	Represents amounts from the bus selling companies (discontinued operations) receivables which were previously completely reserved for.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2007.

Atlantic Express Transportation Corp.
By:	/s/ Nathan Schlenker
Nathan Schlenker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each of the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2007.

SIGNATURE	TITLE

/s/ Peter Frank	Chairman of the Board of Directors

Peter Frank

/s/ Domenic Gatto	Director, Chief Executive Officer and President (Principal Executive Officer)

Domenic Gatto

/s/ Matthew Kaufman	Director

Matthew Kaufman

/s/ Adam Draizin	Director

Adam Draizin

/s/ Nathan Schlenker	Chief Financial Officer (Principal Financial and Accounting Officer)

Nathan Schlenker