Form 10-Q
period 2007-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2007-11-13
CIK 1035423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 13, 2007 was 945,263

PART I.

FINANCIAL INFORMATION

Item I.    Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,204,318	$6,881,838
Accounts receivable, net of allowance for doubtful accounts of $1,307,227 and $1,277,227, respectively	49,113,530	50,786,814
Inventories	2,885,751	2,808,661
Prepaid insurance	30,129,313	30,697,527
Prepaid expenses and other current assets	7,074,956	4,191,206
Total current assets	93,407,868	95,366,046
Property, plant and equipment, at cost, less accumulated depreciation	93,597,843	91,982,062
Other assets:
Restricted cash and cash equivalents	683,540	675,642
Transportation contract rights, net	2,519,834	2,648,294
Deferred financing costs, net	7,090,729	7,408,570
Deposits and other non-current assets	7,002,064	8,645,236
Total other assets	17,296,167	19,377,742
	$204,301,878	$206,725,850
Liabilities and Shareholder’s (Deficit)
Current:
Current portion of long-term debt	$774,353	$754,503
Current portion of capital lease obligations	1,658,337	1,615,448
Insurance financing payable	1,985,932	4,071,955
Controlled disbursements account – checks issued not funded	2,194,911	1,901,363
Accounts payable, accrued expenses and other current liabilities	14,215,237	13,974,241
Accrued compensation	5,338,398	2,962,784
Current portion of insurance reserves	634,049	833,862
Accrued interest	8,788,816	3,023,105
Payable to creditors under the plan of reorganization – current portion	1,299,200	1,299,200
Total current liabilities	36,889,233	30,436,461
Long-term debt, net of current portion	196,864,241	187,567,072
Capital lease obligations, net of current portion	1,773,866	1,725,526
Insurance reserves, net of current portion	2,937,162	189,339
Deferred income, net of current portion and other long-term liabilities	3,519,353	3,495,591
Deferred state and local income taxes	220,000	322,000
Payable to creditors under the plan of reorganization, net of current portion	77,395	77,395
Total liabilities	242,281,250	223,813,384
Commitments and contingencies
Shareholder’s (deficit):
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	9,453
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(152,927,889)	(132,036,051)
Total shareholder’s (deficit)	(37,979,372)	(17,087,534)
	$204,301,878	$206,725,850

See accompanying notes to condensed consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
School bus operations	$54,870,933	$57,804,362
Paratransit and transit operations	12,127,469	11,959,042
Total revenues	66,998,402	69,763,404
Costs and expenses:
Cost of operations – School bus operations	58,873,716	58,503,478
Cost of operations – Paratransit and transit operations	10,601,210	10,658,728
General and administrative	4,028,985	4,021,093
Depreciation and amortization	4,657,671	4,563,554
Total operating costs and expenses	78,161,582	77,746,853
Loss from operations	(11,163,180)	(7,983,449)
Other income (expense):
Interest expense:
Interest	(6,313,347)	(5,254,542)
Deferred financing costs	(389,414)	(926,540)
Change in fair market value of interest rate swap	(3,148,998)	—
Reorganization costs	(45,891)	1,422
Other income	93,992	51,458
Loss before benefit from income taxes and discontinued operations	(20,966,838)	(14,111,651)
Benefit from income taxes	75,000	—
Loss before discontinued operations	(20,891,838)	(14,111,651)
Income (loss) from discontinued operations	—	5,612,567
Net loss	$(20,891,838)	$(8,499,084)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(20,891,838)	$(8,499,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of marketable securities and investments	—	45,367
Depreciation	4,529,211	4,435,094
Amortization	517,874	1,054,482
Original issue discount interest	141,102	243,537
PIK interest expense	—	69,531
Change in fair market value of interest rate swap	3,148,998	—
Reserve for doubtful accounts receivable	30,000	30,000
Gain on sale of business	—	(5,776,646)
Deferred state and local income taxes	(102,000)	—
Loss (gain) on sales of fixed assets, net	(39,886)	209,168
Decrease (increase) in:
Accounts receivable	1,643,284	(4,870,697)
Inventories	(77,090)	44,767
Prepaid expenses and other current assets	(2,777,322)	(28,075)
Deposits and other non-current assets	1,643,172	(2,321,353)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	2,616,610	(2,385,509)
Controlled disbursement account	293,548	2,911,427
Accrued interest	5,765,711	4,267,303
Insurance financing payable	(2,086,023)	(1,902,833)
Payable to creditors under plan of reorganization	—	(578,881)
Insurance reserves and other long-term liabilities	(115,440)	(66,611)
Net cash used in operating activities	(5,760,089)	(13,119,013)
Cash flows from investing activities:
Additions to property, plant and equipment	(5,957,934)	(1,394,751)
Proceeds from sale of business	—	11,760,113
Proceeds from sales of fixed assets	59,450	356,122
Increase (decrease) in restricted cash and cash equivalents	(7,898)	(857,965)
Purchases of marketable securities	—	(547,507)
Proceeds from sales or redemptions of marketable securities	—	2,144,833
Net cash provided by (used in) investing activities	(5,906,382)	11,460,845
Proceeds from senior credit facility, net	$9,084,395	$2,233,619
Principal payments on borrowings and capital lease obligations	(23,871)	(309,748)
Deferred financing costs	(71,573)	—
Net cash provided by financing activities	8,988,951	1,923,871
Net increase (decrease) in cash and cash equivalents	(2,677,520)	265,703
Cash and cash equivalents, beginning of year	6,881,838	501,271
Cash and cash equivalents, end of period	$4,204,318	$766,974
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$383,338	$612,428
Income taxes	$50,608	$56,156
Supplemental disclosures of non-cash investing and financing activity:
Cash paid during the period for:
Loans incurred for purchases of property, plant and equipment	$206,623	$202,000

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Basis of Accounting

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Atlantic Express Transportation Corp.’s (the ‘‘Company’s’’) financial statements as of and for the year ended June 30, 2007 as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments and accruals, (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.    Reclassification

The statement of operations for the three months ended September 30, 2006 has been reclassified to reflect amounts relating to the losses on the sale of long-lived assets of $209,168 as operating expenses and management fee expense of $100,000 as general and administrative expenses. These amounts were previously reflected in other income (expense). Certain amounts in the statement of cash flows for the three months ended September 30, 2006 have also been reclassified to conform to the current period presentation.

3.    Interest Rate Swap

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on our Senior Secured Notes due 2012 (the ‘‘Notes’’), which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The reduction in the fair market value of this interest swap agreement as valued by Wachovia Bank, National Association of $3,148,998 is reflected as an addition to interest expense for the three months ended September 30, 2007. Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility.

4.    Debt

The following represents the debt outstanding at September 30, 2007 and June 30, 2007:

	September 30,	June 30,
	2007	2007
Senior Secured Floating Rate Notes, due 2012 with cash interest payable October 15th and April 15th (a)	$185,000,000	$185,000,000
Less: original issue discount associated with the issuance of the bonds, net (a)	(2,563,347)	(2,704,449)
Senior credit facility (b)	12,112,187	3,027,793
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% – 10.3%	3,089,754	2,998,231
	197,638,594	188,321,575
Less current portion	774,353	754,503
Long-term debt, net of current portion	$196,864,241	$187,567,072

(a)	On May 15, 2007 the Company issued the Notes with an original issue discount of $ 2,775,000, which is being amortized over the term of the Notes. The net proceeds of the Notes were used to repay existing indebtedness and for certain other corporate purposes.

Annual interest on the Notes is equal to the applicable LIBOR rate plus a margin of 7.25%. The applicable LIBOR rate on September 30, 2007 was 5.36%. Interest payments that are required semiannually through their maturity date on April 15, 2012 commenced on October 15, 2007. Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on the Notes. (see note 3)

In connection with the issuance of the Notes, the Company incurred $6.8 million of transaction costs which are being amortized on a straight-line basis over the term of the financing.

The indenture governing the Notes provides for optional redemption and contains covenants typical of such arrangements including incurrence of additional indebtedness.

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

On July 13, 2007 an exchange offer was completed and the Notes were registered with the Securities and Exchange Commission (the ‘‘SEC’’).

(b)	Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letter of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis, and by a second priority lien on the real property securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains certain financial covenants, including a minimum last twelve month (‘‘LTM’’) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels starting August 1, 2007. The Company’s LTM EBITDA was in excess of $26.0 million as of September 30, 2007. The Amended and Restated Credit Facility also contains customary events of default.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable. Loans under the facility bear interest at the prime rate which was 7.75% at September 30, 2007. Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 which is being amortized over the term of the financing and is required to pay a servicing fee of $10,000 per month, plus pay Wachovia a monthly fee of 0.5% on any unused portion of its senior credit facility.

5.    Environmental Issues

By letter dated August 31, 2007, Fiore Bus Service, Inc., a subsidiary of the Company, was notified by the US Environmental Protection Agency, or EPA, of a potential liability in connection with the remediation of the Sutton Brook Disposal Area Superfund site in Tewksbury, Massachusetts. EPA has estimated that the cost to remediate this site is approximately $30 million and is seeking an agreement from the identified potentially responsible parties, or PRPs, including Fiore, to undertake the remediation of the site and has also demanded reimbursement of EPA’s expenses and oversight costs, which EPA has stated to be approximately $5.2 million for work performed to date. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, persons who are identified as PRPs such as Fiore may be subject to strict, joint and several liability for the entire cost of cleaning up environmental contamination at sites where hazardous substances have been released. The Company had acquired Fiore in 1998 and the allegations regarding Fiore relate to events which occurred during the 1980s. The Company has taken the position that any liability Fiore may have had regarding the remediation of the Sutton Brook site was discharged in its Chapter 11 bankruptcy reorganization. While Fiore intends to pursue this defense vigorously and believes that its ultimate allocation of costs for this site, if any, should not be material, we can offer no assurance that the bankruptcy defense will be upheld in court or that Fiore’s share of any liability will not be material.

6.    New Accounting Standards

In June 2006, the FASB issued Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending June 30, 2008 for positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. The Company has assessed the impact of FIN 48 and it does not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us for the fiscal year beginning July 1, 2008. We currently believe that adoption of SFAS No. 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. This statement is effective for us for the fiscal year beginning July 1, 2008. We currently believe that adoption of SFAS No. 159 will not have a material impact on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (‘‘we’’ or the ‘‘Company’’) is the third largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 104 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2008, we have a contract to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of September 30, 2007, we had a fleet of approximately 5,700 vehicles operating from approximately 50 facilities.

School bus transportation services accounted for 81.9% and 82.9% of our revenues from continuing operations for the three months ended September 30, 2007 and 2006, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 18.1% and 17.1% of our revenues from continuing operations for the three months ended September 30, 2007 and 2006, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (‘‘RFP’’) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.

Results of Operations

	Three Months Ended September 30,
	2007		2006
	(unaudited)
	(in millions, except percentages)
Revenues	$67.0	100.0%	$69.8	100.0%
Cost of operations	69.5	103.7%	69.2	99.1%
General and administrative	4.0	6.0%	4.0	5.8%
Depreciation and amortization	4.7	7.0%	4.6	6.5%
Loss from operations	(11.2)	(16.7)%	(8.0)	(11.4)%
Interest expense	9.9	14.7%	6.2	8.9%
Loss before discontinued operations	(20.9)	(31.2)%	(14.1)	(20.2)%

Results of Operations — Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues.    Revenues from school bus operations were $54.9 million for the three months ended September 30, 2007 compared to $57.8 million for the three months ended September 30, 2006, a decrease of $2.9 million, or 5.1%. This decrease was due to a $3.3 million reduction of service requirements due primarily to (a) two less revenue days in New York City operations in September 2007 which decreased revenue by approximately $1.7 million; (b) a reduction in Department of Education (‘‘DOE’’) routes consisting of 28 routes in February of 2007 and an additional 24 routes for the current school year resulting in a $0.5 million decrease in revenue, although as of November 2007, the Company has received back 9 of these routes; (c) a reduction in summer revenues of $0.5 million; and (d) $0.3 million in lost contracts, partially offset by $0.7 million of price increases and $0.4 million in new contracts.

Revenues from paratransit and transit operations were $12.1 million for the three months ended September 30, 2007 compared to $12.0 million for the three months ended September 30, 2006, an increase of $0.2 million or 1.4%. This increase was due to $0.2 million of price increases and increases in service requirements from existing contracts.

Cost of Operations.    Cost of operations of school bus operations was $58.9 million for the three months ended September 30, 2007 compared to $58.5 million for the three months ended September 30, 2006, an increase of $0.4 million or 0.6%. This increase was primarily due to an increase in vehicle lease expenses and an increase in wages and health and welfare costs under our New York City labor contract. Salaries and wages were $30.1 million for the three months ended September 30, 2007 compared to $29.8 million for the three months ended September 30, 2006, an increase of $0.2 million or 0.8% due to an increase in wages partially offset by fewer routes. As a percentage of revenues, salaries and wages increased to 54.8% for the three months ended September 30, 2007, from 51.6% for the three months ended September 30, 2006. These increases were partially offset by decreases in vehicle insurance expense, liquidated damages and the costs in moving buses between locations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. As a percentage of revenues, cost of operations increased to 107.3% for the three months ended September 30, 2007, from 101.2% for the three months ended September 30, 2006.

Cost of operations of paratransit and transit operations were $10.6 million for the three months ended September 30, 2007 compared to $10.7 million for the three months ended September 30, 2006, a decrease of $0.1 million or 0.5%. As a percentage of revenues, salaries and wages decreased to 49.2% for the three months ended September 30, 2007, from 50.2% for the three months ended September 30, 2006. As a percentage of revenues, cost of operations decreased to 87.4% for the three months ended September 30, 2007, from 89.1% for the three months ended September 30, 2006.

General and administrative expenses.    General and administrative expenses from school bus operations were $3.3 million for the three months ended September 30, 2007 compared to $3.4 million for the three months ended September 30, 2006, a decrease of $0.1 million or 2.2%. As a percentage of school bus operations revenues, general and administrative expenses increased to 6.0% for the three months ended September 30, 2007, from 5.9% for the three months ended and September 30, 2006.

General and administrative expenses from paratransit and transit operations were $0.7 million for the three months ended September 30, 2007 compared to $0.6 million for the three months ended September 30, 2006, an increase of $0.1 million or 13.1%. As a percentage of paratransit and transit operations revenues, general and administrative expenses increased to 5.9% for the three months ended September 30, 2007, from 5.3% for the three months ended September 30, 2006.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $4.3 million for the three months ended September 30, 2007 compared to $4.2 million for the three months ended September 30, 2006, an increase of $0.1 million, or 2.2%.

Depreciation and amortization expense from paratransit and transit operations was $0.3 million for the three months ended September 30, 2007 and for the three months ended September 30, 2006, respectively.

Operating income (loss) from operations.    Operating loss from school bus operations was $11.6 million for the three months ended September 30, 2007 compared to $8.3 million loss for the three months ended September 30, 2006, an increase in loss of $3.3 million, or 40.0%, due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was $0.5 million for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006, an increase of $0.1 million, or 44.6%, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $9.9 million for the three months ended September 30, 2007 compared to $6.2 million for the three months ended September 30, 2006, an increase of $3.7 million, or 59.4%. The increase was primarily due to a $3.1 million non-cash change in fair market value of interest rate swap expense, $1.4 million increase in interest expense on the Notes, offset partially by a $0.3 million decrease in senior credit facility interest and a $0.5 million decrease in deferred financing expense.

Loss before benefit from income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss before a benefit from income taxes and discontinued operations of $21.0 million for the three months ended September 30, 2007, compared to a loss of $14.1 million for the three months ended September 30, 2006, an increase in loss of $6.9 million.

Gain (loss) from discontinued operations.    We experienced a gain from discontinued operations of $5.6 million, net of the sale of fixed assets, for the three months ended September 30, 2006.

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

The Company anticipates capital expenditures for the fiscal year ending June 30, 2008 of approximately $10 million (including approximately $5 million of non-vehicle capital expenditures), of which $6.2 million were made during the three months ended September 30, 2007. The Company plans to meet the majority of its vehicle requirements by leasing as it did for the fiscal year ended June 30, 2007. Vehicle lease expense increased $0.4 million for the three months ended September 30, 2007, from the three months ended September 30, 2006. The Company anticipates its vehicle lease expense will increase by approximately $0.8 million for the fiscal year ending June 30, 2008.

On May 15, 2007 the Company issued $185.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the ‘‘Notes’’). The Notes were issued with an original issue discount of $2.8 million, which is being amortized over the term of the Notes. The net proceeds of the Notes were used to repay $116.3 million of our previously outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008 (collectively the ‘‘Old Notes’’), $15.5 million for the third-priority senior secured notes, $4.9 million of the senior unsecured note, repayment of $3.5 million for the letter of credit advance, $1.6 million of PIK interest converted into debt, $12.1 million for the buyout of vehicle operating leases and $4.8 million for outstanding administrative priority claims and the rest was used for other corporate purposes.

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on the Notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate Notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the Notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The reduction in the fair market value of this interest swap agreement as valued by Wachovia Bank, National Association of $3,148,998 is reflected as an increase in interest expense. Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility.

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

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable. Loans under the facility bear interest at the prime rate (the prime rate at September 30, 2007 was 7.75%). Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 and is required to pay a servicing fee of $10,000 per month, plus pay lenders a monthly fee of 0.5% on any unused portion of its senior credit facility.

Under the terms of its contract with the DOE (its largest customer) the Company received a CPI increase of 2½% for the fiscal year ending June 30, 2008. However, a change in the configuration of routes for the current year effectively reduces this increase to less than 1%. In addition, the contracted labor and benefit percentage increases for the current fiscal year exceeds this revenue increase and will have a negative impact on margins. In addition, the Company operated a fleet of approximately 5,700 vehicles as of September 30, 2007 and uses substantial quantities of fuel in its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis and significant increases in the cost of fuel will have a negative effect on operations.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. The Company believes that the net proceeds from the Notes, together with its existing cash and cash flow from operations and borrowings under the Amended and Restated Credit Facility will be sufficient to fund the Company’s anticipated liquidity requirements for the current fiscal year.

As of September 30, 2007, total current assets were $93.5 million and total current liabilities were $36.9 million. At September 30, 2007, the Company’s debt under its $35.0 million senior credit facility was $12.1 million, and it had $13.1 million of borrowing availability, based on the Company’s borrowing base calculations. Approximately $9.3 million of the Company’s $10.0 million letter of credit facility was used. On October 31, 2007, under our senior credit facility the Company had a loan balance of $16.6 million, and it had $14.4 million in borrowing availability, based upon the Company’s borrowing base calculations.

Net cash used in operating activities.    Net cash used in operating activities was $5.8 million for the three months ended September 30, 2007, resulting primarily from $19.5 million used in operating activities partially offset by cash provided by changes in the components of working capital of $5.4 million, and by non cash items of $8.3 ($5.0 million of depreciation and amortization, $3.1 million of interest swap expense and $0.1 million of amortization of original issue discount.)

Net cash used in operating activities was $13.1 million for the three months ended September 30, 2006, resulting primarily from $16.8 million used in operating activities and cash used due to changes in the components of working capital of $2.0 million, partially offset by non cash items of $5.7 ($5.5 million of depreciation and amortization and $0.2 million of amortization of original issue discount.)

Net cash used by investing activities.    For the three months ended September 30, 2007, the net cash used by investing activities was $5.9 million resulting primarily from $6.2 million of capital expenditures of which $0.2 million were financed by purchase money mortgages and $6.0 million were financed from operating cash flows.

For the three months ended September 30, 2006, the net cash provided by investing activities was $11.5 million resulting primarily from $11.8 million of proceeds from the sale of a business,

$0.4 million of proceeds from the sale of fixed assets and $2.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $1.4 million of capital expenditures, which were financed from operating cash flows, $0.9 million decrease in restricted cash and $0.5 million in purchases of marketable securities.

Net cash provided by financing activities.    Net cash provided by financing activities totaled $9.0 million for the three months ended September 30, 2007 due primarily to $9.1 million of net borrowings under the senior credit facility.

Net cash provided by financing activities totaled $1.9 million for the three months ended September 30, 2006 due primarily to $2.2 million net borrowings under the senior credit facility offset by $0.3 million in payments on borrowings under capital leases and purchase money mortgages.

Commitments and Contingencies

Reference is made to Note 16 ‘‘Commitments and Contingencies’’ of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for a description of the Company’s material commitments.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to our critical accounting policies as of September 30 , 2007.

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

We operated a fleet of approximately 5,700 vehicles as of September 30, 2007 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of September 30, 2007, our only variable rate borrowings are the notes (LIBOR plus 7.25% interest) and the Amended and Restated Credit Facility (prime rate). On May 15, 2007 we reduced our exposure to interest rate fluctuations on our notes by entering into the Swap. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. As of September 30, 2007 the fair market value of the Swap as valued by Wachovia Bank, National Association was a $2,687,212 liability. Our obligation under the Swap are secured by the collateral securing our amended and restated credit facility. As of September 30, 2007, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would have no material effect on interest expense or corresponding cash flows until periods commencing April 16, 2010.

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

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

By letter dated August 31, 2007, Fiore Bus Service, Inc., a subsidiary of the Company, was notified by the US Environmental Protection Agency, or EPA, of a potential liability in connection with the remediation of the Sutton Brook Disposal Area Superfund site in Tewksbury, Massachusetts. EPA has estimated that the cost to remediate this site is approximately $30 million and is seeking an agreement from the identified potentially responsible parties, or PRPs, including Fiore, to undertake the remediation of the site and has also demanded reimbursement of EPA’s expenses and oversight costs, which EPA has stated to be approximately $5.2 million for work performed to date. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, persons who are identified as PRPs such as Fiore may be subject to strict, joint and several liability for the entire cost of cleaning up environmental contamination at sites where hazardous substances have been released. The Company had acquired Fiore in 1998 and the allegations regarding Fiore relate to events which occurred during the 1980s. The Company has taken the position that any liability Fiore may have had regarding the remediation of the Sutton Brook site was discharged in its Chapter 11 bankruptcy reorganization. While Fiore intends to pursue this defense vigorously and believes that its ultimate allocation of costs for this site, if any, should not be material, we can offer no assurance that the bankruptcy defense will be upheld in court or that Fiore’s share of any liability will not be material.

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of the Notes. Please refer to the Company’s Annual Report on Form 10-K for fiscal year 2007 for additional information concerning these risk factors and other uncertainties that could negatively impact the Company. There have been no material changes to those risk factors as previously disclosed.

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

ATLANTIC EXPRESS TRANSPORTATION CORP.
Date: November 13, 2007	By:	/s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2007	By:	/s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
3.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3.3	Section 1350 Certification of Principal Executive Officer
3.4	Section 1350 Certification of Principal Financial Officer