Form 10-Q
period 2007-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2008-02-13
CIK 1035423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 13, 2008 was 945,263

PART I.

FINANCIAL INFORMATION

Item I.    Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,172,961	$6,881,838
Restricted cash and cash equivalents	691,833	—
Accounts receivable, net of allowance for doubtful accounts of $1,337,227 and $1,277,227, respectively	54,263,992	50,786,814
Inventories	3,012,241	2,808,661
Prepaid insurance	21,784,082	30,697,527
Prepaid expenses and other current assets	6,708,233	4,191,206
Total current assets	87,633,342	95,366,046
Property, plant and equipment, at cost, less accumulated depreciation	90,481,856	91,982,062
Other assets:
Restricted cash and cash equivalents	—	675,642
Transportation contract rights, net	2,391,374	2,648,294
Deferred financing costs, net	6,711,129	7,408,570
Deposits and other non-current assets	6,332,795	8,645,236
Total other assets	15,435,298	19,377,742
	$193,550,496	$206,725,850
Liabilities and Shareholder’s (Deficit)
Current:
Current portion of long-term debt	$757,467	$754,503
Current portion of capital lease obligations	1,615,938	1,615,448
Insurance financing payable	683,902	4,071,955
Controlled disbursements account – checks issued not funded	3,486,609	1,901,363
Accounts payable, accrued expenses and other current liabilities	12,746,387	13,974,241
Accrued compensation	4,100,572	2,962,784
Current portion of insurance reserves	600,000	833,862
Accrued interest	4,939,197	3,023,105
Payable to creditors under the plan of reorganization – current portion	1,299,200	1,299,200
Total current liabilities	30,229,272	30,436,461
Long-term debt, net of current portion	195,187,657	187,567,072
Capital lease obligations, net of current portion	1,262,247	1,725,526
Interest rate swap	5,493,781	—
Insurance reserves, net of current portion	327,390	189,339
Deferred income, net of current portion and other long-term liabilities	3,539,374	3,495,591
Deferred state and local income taxes	220,000	322,000
Payable to creditors under the plan of reorganization, net of current portion	77,395	77,395
Total liabilities	236,337,116	223,813,384
Commitments and contingencies
Shareholder’s (deficit):
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	9,453
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(157,735,137)	(132,036,051)
Total shareholder’s (deficit)	(42,786,620)	(17,087,534)
	$193,550,496	$206,725,850

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:
School bus operations	$108,782,196	$107,470,959	$163,653,130	$165,275,321
Paratransit and transit operations	10,646,408	11,513,449	22,773,877	23,472,491
Total revenues	119,428,604	118,984,408	186,427,007	188,747,812
Costs and expenses:
Cost of operations – School bus operations	95,122,201	92,422,464	153,995,918	150,925,942
Cost of operations – Paratransit and transit operations	10,006,345	10,333,085	20,607,555	20,991,814
General and administrative	4,575,464	4,584,577	8,604,450	8,605,671
Depreciation and amortization	4,701,193	4,611,618	9,358,864	9,175,172
Total operating costs and expenses	114,405,203	111,951,744	192,566,787	189,698,599
Income (loss) from operations	5,023,401	7,032,664	(6,139,780)	(950,787)
Other income (expense):
Interest expense:
Interest	(6,449,297)	(6,093,028)	(12,762,646)	(11,347,568)
Deferred financing costs	(391,237)	(978,846)	(780,650)	(1,905,387)
Change in fair market value of interest rate swap	(2,806,568)	—	(5,955,566)	—
Reorganization costs	(22,991)	(37,892)	(68,882)	(36,470)
Other income	16,444	55,959	110,438	107,418
Loss before income taxes and discontinued operations	(4,630,248)	(21,143)	(25,597,086)	(14,132,794)
Provision for (benefit from) income taxes	27,000		(48,000)
Loss before discontinued operations	(4,657,248)	(21,143)	(25,549,086)	(14,132,794)
Gain (loss) from discontinued operations	—	—	—	5,612,567
Net loss	$(4,657,248)	$(21,143)	$(25,549,086)	$(8,520,227)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(25,549,086)	$(8,520,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales of marketable securities and investments	—	67,841
Depreciation	9,101,944	8,918,252
Amortization	1,037,570	2,161,788
Original issue discount interest	282,204	487,074
Change in fair market value of interest rate swap	5,955,566	—
Reserve for doubtful accounts receivable	60,000	60,000
Gain on sale of business	—	(5,776,646)
Loss (gain) on sales of fixed assets, net	(141,626)	179,796
Deferred state and local income taxes	(102,000)	—
Decrease (increase) in:
Accounts receivable	(3,537,178)	(7,432,609)
Inventories	(203,580)	26,597
Prepaid expenses and other current assets	5,934,632	10,921,541
Deposits and other non-current assets	2,312,441	(3,230,332)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	1,826,026	(2,212,944)
Controlled disbursement account	1,585,246	2,927,025
Insurance financing payable	(3,388,053)	(3,301,093)
Payable to creditors under plan of reorganization	—	(683,428)
Insurance reserves and other long-term liabilities	(52,026)	(375,202)
Net cash used in operating activities	(4,877,920)	(5,782,567)
Cash flows from investing activities:
Additions to property, plant and equipment	(7,442,378)	(2,663,269)
Proceeds from sale of business	—	11,760,113
Proceeds from sales of fixed assets	188,888	565,657
Decrease (increase) in restricted cash and cash equivalents	(16,191)	3,083,146
Purchases of marketable securities	—	(547,507)
Proceeds from sales or redemptions of marketable securities	—	5,072,704
Net cash provided by (used in) investing activities	(7,269,681)	17,270,844
Cash flows from financing activities:
Proceeds from (payments on) senior credit facility, net	$7,495,778	$(3,971,529)
Distribution to parent company	(150,000)	—
Principal payments on borrowings and capital lease obligations	(823,844)	(1,209,071)
Deferred financing costs	(83,210)	(126,377)
Net cash provided by (used in) financing activities	6,438,724	(5,306,977)
Net increase (decrease) in cash and cash equivalents	(5,708,877)	6,181,300
Cash and cash equivalents, beginning of year	6,881,838	501,271
Cash and cash equivalents, end of period	$1,172,961	$6,682,571
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,541,923	$9,922,225
Income taxes	$76,821	$88,227
Supplemental disclosures of non-cash investing and financing activity:
Loans incurred for purchases of property, plant and equipment	$206,623	$590,528

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

2.    Reclassification

The statement of operations for the three and six months ended December 31, 2006 has been reclassified to reflect amounts relating to the losses on the sale of long-lived assets of $29,371 and $179,797, respectively, as operating expenses and management fee expense of $100,001 and $200,002, respectively, as general and administrative expense. These amounts were previously reflected in other income (expense). Certain amounts in the statement of cash flows for the six months ended December 31, 2006 have also been reclassified to conform to the current period presentation.

3.    Interest Rate Swap

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on our Senior Secured Notes due 2012 (the ‘‘Notes’’), which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The reduction in the fair market value of this interest swap agreement as valued by Wachovia Bank, National Association (‘‘Wachovia’’), of approximately $6.0 million is reflected as an addition to interest expense for the six months ended December 31, 2007.

Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility and in connection therewith total reserves of approximately $4.6 million, $6.0 million and $8.5 million for December 2007, January 2008 and February 2008, respectively, were established against our borrowing base. In February 2008, our senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant, (see note 4 (b)) to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective from January 1, 2008 until February 15, 2009. Based upon this amendment, the Company did not need to test the EBITDA covenant through February 13, 2008.

4.    Debt

The following represents the debt outstanding at December 31, 2007 and June 30, 2007:

	December 31,	June 30,
	2007	2007
Senior Secured Floating Rate Notes, due 2012 with cash interest payable October 15th and April 15th (a)	$185,000,000	$185,000,000
Less: original issue discount associated with the issuance of the Notes, net (a)	(2,422,245)	(2,704,449)
Senior credit facility (b)	10,523,570	3,027,793
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% – 10.3%	2,843,799	2,998,231
	195,945,124	188,321,575
Less current portion	757,467	754,503
Long-term debt, net of current portion	$195,187,657	$187,567,072

(a)	On May 15, 2007 the Company issued the Notes with an original issue discount of $2,775,000, which is being amortized over the term of the Notes. The net proceeds of the Notes were used to repay existing indebtedness and for certain other corporate purposes.

Annual interest on the Notes is equal to the applicable LIBOR rate plus a margin of 7.25%. The applicable LIBOR rate on December 31, 2007 was 5.22%. Interest payments that are required semiannually through their maturity date on April 15, 2012 commenced on October 15, 2007. Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on the Notes (see note 3).

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

(b)	Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letter of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis, and by a second priority lien on the real property securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains certain financial covenants, including a minimum last twelve month (‘‘LTM’’) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels starting August 1, 2007. The Company’s LTM EBITDA was $25.9 million as of December 31, 2007, however the Company has maintained an availability over the required threshold. The Amended and Restated Credit Facility also contains customary events of default.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Loans under the facility bear interest at the prime rate which was 7.25% at December 31, 2007. Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 which is being amortized over the term of the financing and is required to pay a servicing fee of $10,000 per month, plus a monthly fee of 0.5% on any unused portion of its senior credit facility.

For the month of February 2008, the senior credit facility has a borrowing base reserve of approximately $8.5 million in connection with our Swap (see note 3). If this reserve continues or increases it will have a significant adverse effect on the Company’s liquidity, especially during the first and second quarters of fiscal 2009, whereby the Company might have to pursue additional funding alternatives including the sale of certain assets or operations to satisfy our liquidity requirements.

LTM EBITDA was $25.9 million as of December 31, 2007. If LTM EBITDA falls below $26.0 million and if our excess availability for the purpose of testing the EBITDA covenant (see note 3) falls below certain levels, this will generate a default under our senior credit facility and under certain circumstances cause a cross default under the Notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the senior credit facility would be reclassified to a short-term liability.

5.    Environmental Issues

By letter dated August 31, 2007, Fiore Bus Service, Inc., (‘‘Fiore’’) a subsidiary of the Company, was notified by the US Environmental Protection Agency, or EPA, of a potential liability in connection with the remediation of the Sutton Brook Disposal Area Superfund site in Tewksbury, Massachusetts. EPA has estimated that the cost to remediate this site is approximately $30 million and is seeking an agreement from the identified potentially responsible parties, or PRPs, including Fiore, to undertake the remediation of the site and has also demanded reimbursement of EPA’s expenses and oversight costs, which EPA has stated to be approximately $5.2 million for work performed to date. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, persons who are identified as PRPs such as Fiore may be subject to strict, joint and several liability for the entire cost of cleaning up environmental contamination at sites where hazardous substances have been released. The Company had acquired Fiore in 1998 and the allegations regarding Fiore relate to events which occurred during the 1980s. The Company has taken the position that any liability Fiore may have had regarding the remediation of the Sutton Brook site was discharged in its Chapter 11 bankruptcy reorganization. While Fiore intends to pursue this defense vigorously and believes that its ultimate allocation of costs for this site, if any, should not be material, we can offer no assurance that the bankruptcy defense will be upheld in court or that Fiore’s share of any liability will not be material.

6.    New Accounting Standards

In June 2006, the FASB issued Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending June 30, 2008 year for positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. The Company has assessed the impact of FIN 48 and it does not have a material effect on its consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

7.    Subsequent Events

In December 2007, one of the Company’s insurance carriers issued us approximately $9.0 million in credits representing retrospective adjustments as of September 2007 for various years. In January 2008, the insurance company offset $2.2 million of current premiums due in January 2008, added $0.8 million to our cash collateral account held by the insurance company and wired funds for $6.0 million. In addition, the insurance company did not renew a $0.6million letter of credit held as collateral. This letter of credit was collateralized by $0.7 million of restricted cash that is now available for working capital. The transaction had no effect on the Company’s consolidated statements of operations for the three and six months ended December 31, 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (‘‘we’’ or the ‘‘Company’’) is the third largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 104 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2008, we have a contract to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of December 31, 2007, we had a fleet of approximately 5,700 vehicles operating from approximately 50 facilities.

School bus transportation services accounted for 87.8% and 87.6% of our revenues from continuing operations for the six months ended December 31, 2007 and 2006, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 12.2% and 12.4% of our revenues from continuing operations for the six months ended December 31, 2007 and 2006, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (‘‘RFP’’) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.

Results of Operations

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	(unaudited)				(unaudited)
	(in millions, except percentages)
Revenues	$119.4	100.0%	$119.0	100.0%	$186.4	100.0%	$188.7	100.0%
Cost of operations	105.1	88.0%	102.8	86.4%	174.6	93.7%	171.9	91.1%
General and administrative	4.6	3.8%	4.6	3.9%	8.6	4.6%	8.6	4.6%
Depreciation and amortization	4.7	3.9%	4.6	3.9%	9.4	5.0%	9.2	4.9%
Income (loss) from operations	5.0	4.2%	7.0	5.9%	(6.1)	(3.3)%	(1.0)	(0.5)%
Interest expense	9.6	8.1%	7.1	5.9%	19.5	10.5%	13.3	7.0%
Loss before discontinued operations	(4.7)	(3.9)%	(0.0)	(0.0)%	(25.5)	(13.7)%	(14.1)	(7.5)%

Results of Operations — Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenues.    Revenues from school bus operations were $108.8 million for the three months ended December 31, 2007 compared to $107.5 million for the three months ended December 31, 2006, an increase of $1.3 million, or 1.2%. This increase was due primarily to $2.2 million of price increases and $1.2 million in new contracts partially offset by a reduction of service requirements of $2.1 million, due primarily to a reduction in Department of Education (‘‘DOE’’) routes for the current school year resulting in a $1.4 million decrease in revenue and to $1.0 million in lost contracts.

Revenues from paratransit and transit operations were $10.6 million for the three months ended December 31, 2007 compared to $11.5 million for the three months ended December 31, 2006, a decrease of $0.9 million or 7.5%. This decrease was primarily due to a reduction of service requirements due to a labor strike that significantly reduced our paratransit operations in December 2007, partially offset by price increases of $0.2 million.

Cost of Operations.    Cost of operations of school bus operations was $95.1 million for the three months ended December 31, 2007 compared to $92.4 million for the three months ended December 31, 2006, an increase of $2.7 million or 2.9%. This increase was primarily due to increases in fuel expense of $1.7 million due to higher prices partially offset by fewer routes and increases in wages and health and welfare costs under our New York City labor contract. Salaries and wages were $53.8 million for the three months ended December 31, 2007 compared to $51.7 million for the three months ended December 31, 2006, an increase of $2.1 million due to contractual wage increases partially offset by fewer routes. As a percentage of revenues, salaries and wages increased to 49.5% for the three months ended December 31, 2007, from 48.1% for the three months ended December 31, 2006. These increases were partially offset by decreases in vehicle and workers compensation insurance expense of $1.2 million due primarily to better historical claims experience. As a percentage of revenues, cost of operations increased to 87.4% for the three months ended December 31, 2007, from 86.0% for the three months ended December 31, 2006.

Cost of operations of paratransit and transit operations were $10.0 million for the three months ended December 31, 2007 compared to $10.3 million for the three months ended December 31, 2006, a decrease of $0.3 million or 3.2%. As a percentage of revenues, salaries and wages increased to 53.1% for the three months ended December 31, 2007, from 52.0% for the three months ended December 31, 2006. As a percentage of revenues, cost of operations increased to 94.0% for the three months ended December 31, 2007, from 89.7% for the three months ended December 31, 2006. We had a labor strike on December 10, 2007 affecting our paratransit operations which lasted for ten days. On December 19, 2007 we entered into a new collective bargaining agreement with the relevant union.

General and administrative expenses.    General and administrative expenses from school bus operations were $3.9 million for the three months ended December 31, 2007 and 2006, respectively. As a percentage of revenues, general and administrative expenses decreased to 3.5% for the three months ended December 31, 2007, from 3.6% for the three months ended and December 31, 2006.

General and administrative expenses from paratransit and transit operations were $0.7 million for the three months ended December 31, 2007 and 2006, respectively. As a percentage of revenues, general and administrative expenses increased to 6.7% for the three months ended December 31, 2007, from 6.3% for the three months ended December 31, 2006.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $4.3 million for the three months ended December 31, 2007 and 2006, respectively.

Depreciation and amortization expense from paratransit and transit operations was $0.4 million for the three months ended December 31, 2007 compared to $0.3 million for the three months ended December 31, 2006.

Operating income (loss) from operations.    Operating income from school bus operations was $5.5 million for the three months ended December 31, 2007 compared to $6.9 million for the three months ended December 31, 2006, a decrease in income of $1.4 million, or 21.0%, due to the net effect of the items discussed above.

Operating loss from paratransit and transit operations was $0.4 million for the three months ended December 31, 2007 compared to $0.1 million operating income for the three months ended December 31, 2006, a decrease in income of $0.6 million, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $9.6 million for the three months ended December 31, 2007 compared to $7.1 million for the three months ended December 31, 2006, an increase of $2.6 million, or 36.4%. The increase was primarily due to a $2.9 million non-cash change in fair market value of interest rate swap expense, $1.1 million increase in interest expense on the Notes compared to previous long term borrowings, offset partially by a $0.3 million decrease in senior credit facility interest and a $0.6 million decrease in deferred financing expense.

Loss before provision for income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss of $4.6 million for the three months ended December 31, 2007, compared to minimal loss for the three months ended December 31, 2006, an increase in loss of $4.6 million.

Results of Operations — Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Revenues.    Revenues from school bus operations were $163.7 million for the six months ended December 31, 2007 compared to $165.3 million for the six months ended December 31, 2006, a decrease of $1.6 million, or 1.0%. This decrease was due to a reduction of service requirements of $6.0 million, due primarily to (a) two less revenue days in New York City operations which decreased revenue by approximately $1.6 million; (b) a reduction in DOE routes resulting in a $1.9 million decrease in revenue; (c) a reduction in summer revenues of $0.5 million; and (d) $1.3 million in lost contracts, partially offset by $2.8 million of price increases and $1.6 million in new contracts.

Revenues from paratransit and transit operations were $22.8 million for the six months ended December 31, 2007 compared to $23.5 million for the six months ended December 31, 2006, a decrease of $0.7 million or 3.0%. This decrease was primarily a reduction of service requirements due to a ten day labor strike that affected our paratransit operations in December 2007, partially offset by price increases of $0.4 million.

Cost of Operations.    Cost of operations of school bus operations was $154.0 million for the six months ended December 31, 2007 compared to $150.9 million for the six months ended December 31, 2006, an increase of $3.1 million or 2.0%. This increase was primarily due to increases in fuel expense of $1.7 million due to higher prices partially offset by fewer routes and an increase in wages and health and welfare costs under our New York City labor contract. Salaries and wages were $83.9 million for the six months ended December 31, 2007 compared to $81.6 million for the six months ended December 31, 2006, an increase of $2.4 million or 2.9% due to contractual wage increases partially offset by fewer routes. As a percentage of revenues, salaries and wages increased to 51.3% for the six months ended December 31, 2007, from 49.4% for the six months ended December 31, 2006. These increases were partially offset by decreases in vehicle and workers compensation insurance expense of $1.5 million due primarily to better historical claims experience. As a percentage of revenues, cost of operations increased to 94.1% for the six months ended December 31, 2007, from 91.3% for the six months ended December 31, 2006.

Cost of operations of paratransit and transit operations were $20.6 million for the six months ended December 31, 2007 compared to $21.0 million for the six months ended December 31, 2006, a decrease of $0.4 million or 1.8%. As a percentage of revenues, salaries and wages decreased to 51.0% for the six months ended December 31, 2007, from 51.1% for the six months ended December 31, 2006. As a percentage of revenues, cost of operations increased to 90.5% for the six months ended December 31, 2007, from 89.4% for the six months ended December 31, 2006. We had a labor strike on December 10, 2007 affecting our paratransit operations which lasted for ten days. On December 19, 2007 we entered into a new collective bargaining agreement with the relevant union.

General and administrative expenses.    General and administrative expenses from school bus operations were $7.2 million for the six months ended December 31, 2007 compared to $7.3 million for the six months ended December 31, 2006, a decrease of $0.1 million or 1.1%. As a percentage of revenues, general and administrative expenses were 4.4% for the six months ended December 31, 2007 and for the six months ended and December 31, 2006.

General and administrative expenses from paratransit and transit operations were $1.4 million for the six months ended December 31, 2007 and December 31, 2006, respectively. As a percentage of revenues, general and administrative expenses increased to 6.3% for the six months ended December 31, 2007, from 5.8% for the six months ended December 31, 2006.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $8.7 million for the six months ended December 31, 2007 compared to $8.5 million for the six months ended December 31, 2006, an increase of $0.2 million, or 1.9%.

Depreciation and amortization expense from paratransit and transit operations was $0.7 million for the six months ended December 31, 2007 and for the six months ended December 31, 2006, respectively.

Operating income (loss) from operations.    Operating loss from school bus operations was $6.2 million for the six months ended December 31, 2007 compared to $1.4 million loss for the six months ended December 31, 2006, an increase in loss of $4.8 million, or 342% due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was minimal compared to $0.4 million for the six months ended December 31, 2006, a decrease of $0.4 million, or 94.0%, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $19.5 million for the six months ended December 31, 2007 compared to $13.3 million for the six months ended December 31, 2006, an increase of $6.2 million, or 47.1%. The increase was primarily due to a $6.0 million non-cash change in fair market value of interest rate swap expense, $3.0 million increase in interest expense on the Notes compared to previous long term borrowings, offset partially by a $0.6 million decrease in senior credit facility interest and a $1.1 million decrease in deferred financing expense.

Loss before benefit from income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss of $25.6 million for the six months ended December 31, 2007 compared to a loss of $14.1 million for the six months ended December 31, 2006, an increase in loss of $11.5 million.

Gain (loss) from discontinued operations.    We experienced a gain from discontinued operations of $5.6 million, net of the sale of fixed assets, for the six months ended December 31, 2006.

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

The Company anticipates capital expenditures for the fiscal year ending June 30, 2008 of approximately $10 million (including approximately $5 million of non-vehicle capital expenditures), of which $7.6 million were made during the six months ended December 31, 2007. The Company plans to meet the majority of its vehicle requirements by leasing as it did for the fiscal year ended June 30, 2007. Vehicle lease expense increased $0.5 million for the six months ended December 31, 2007, from the six months ended December 31, 2006. The Company anticipates its vehicle lease expense will increase by approximately $0.7 million for the fiscal year ending June 30, 2008.

On May 15, 2007 the Company issued $185.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the ‘‘Notes’’). The Notes were issued with an original issue discount of $2.8 million, which is being amortized over the term of the Notes. The net proceeds of the Notes were used to repay $116.3 million of our previously outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008 (collectively the ‘‘Old Notes’’), $15.5 million for the third-priority senior secured notes, $4.9 million of the senior unsecured notes, repayment of $3.5 million for the letter of credit advance, $1.6 million of PIK interest converted into debt, $12.1 million for the buyout of vehicle operating leases and $4.8 million for outstanding administrative priority claims and the rest was used for other corporate purposes.

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on our Senior Secured Notes due 2012 (the ‘‘Notes’’), which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the Notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The reduction in the fair market value of this interest swap agreement as valued by Wachovia, of approximately $6.0 million is reflected as an addition to interest expense for the six months ended December 31, 2007.

Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility and in connection therewith total reserves of approximately $4.6 million, $6.0 million and $8.5 million for December 2007, January 2008 and February 2008, respectively, were established against our borrowing base. In February 2008, our senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant, (see note 4 (b)) to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective from January 1, 2008 until February 15, 2009. Based upon this amendment, the Company did not need to test the EBITDA covenant through February 13, 2008.

Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia, as agent, to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letters of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains customary events of default and starting August 1, 2007 contains a minimum last 12 month (‘‘LTM’’) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The LTM EBITDA was $25.9 million as of December 31, 2007, but was not tested because the Company met the availability requirements.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Our senior lender has established borrowing base reserves of approximately $4.6 million, $6.0 million and $8.5 million in December 2007, January 2008 and February 2008, respectively, in connection with our Swap (see note 3). Loans under the facility bear interest at the prime rate (the prime rate at December 31, 2007 was 7.25%). Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 and is required to pay a servicing fee of $10,000 per month, plus pay a monthly fee of 0.5% on any unused portion of its senior credit facility.

In December 2007, one of the Company’s insurance carriers issued us approximately $9.0 million in credits representing retrospective adjustments as of September 2007 for various years. In January 2008, the insurance company offset $2.2 million of current premiums due in January 2008, added $0.8 million to our cash collateral account held by the insurance company and wired funds for $6.0 million. In addition, the insurance company did not renew a $0.7 million letter of credit held as collateral. This letter of credit was collateralized by restricted cash that is now available for working capital.

Under the terms of its contract with the DOE (its largest customer) the Company received a CPI increase of 2½% for the fiscal year ending June 30, 2008. However, a change in the configuration of routes for the current year effectively reduces this increase to less than 1½%. In addition, the contracted labor and benefit percentage increases for the current fiscal year exceeds this revenue increase and will have a negative impact on margins. The Company operated a fleet of approximately 5,700 vehicles as of December 31, 2007 and uses substantial quantities of fuel in its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis and significant increases in the cost of fuel will have a negative effect on operations.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. Our senior lender has established borrowing base reserves of approximately $4.6, million $6.0 million and $8.5 million in December 2007, January 2008 and February 2008, respectively, in connection with our Swap (see note 3). If these reserves continue and or increase they will have a significant adverse effect on the Company’s liquidity especially during the first and second quarters of fiscal 2009. The Company believes that borrowings under the Amended and Restated Credit Facility, retrospective insurance credits received from its insurance company together with its existing cash and cash flow from operations may not be sufficient to fund the Company’s anticipated liquidity requirements for the next twelve months and the Company would have to pursue additional funding alternatives, including the sale of certain assets or operations, in order to improve its liquidity position.

LTM EBITDA was $25.9 million as of December 31, 2007. If LTM EBITDA falls below $26.0 million and if our excess availability for the purpose of testing the EBITDA covenant (see note 3) falls below certain levels, this will generate a default under our senior credit facility and under certain circumstances cause a cross default under the Notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the senior credit facility would be reclassified to a short-term liability.

As of December 31, 2007, total current assets were $87.6 million and total current liabilities were $30.2 million. At December 31, 2007, the Company’s debt under its $35.0 million senior credit facility was $10.5 million, and it had $9.2 million of borrowing availability, based on the Company’s borrowing base calculations. Approximately $9.3 million of the Company’s $10.0 million letter of credit facility was used. On January 31, 2008, under our senior credit facility the Company had a loan balance of $0.7 million, and it had $21.1 million in borrowing availability after $6.0 million of reserves, based upon the Company’s borrowing base calculations.

Net cash used in operating activities.    Net cash used in operating activities was $4.9 million for the six months ended December 31, 2007, resulting primarily from $23.5 million used in operating activities partially offset by cash provided by changes in the components of working capital of $2.2 million, and by non cash items of $16.4 million ($10.1 million of depreciation and amortization, $6.0 million of interest swap expense and $0.3 million of amortization of original issue discount).

Net cash used in operating activities was $5.8 million for the six months ended December 31, 2006, resulting primarily from $18.3 million used in operating activities partially offset from cash provided due to changes in the components of working capital of $0.9 million and by non−cash items of $11.6 million ($11.1 million of depreciation and amortization and $0.5 million of amortization of original issue discount).

Net cash used by investing activities.    For the six months ended December 31, 2007, the net cash used by investing activities was $7.3 million resulting primarily from $7.6 million of capital expenditures of which $0.2 million were financed by purchase money mortgages and $7.4 million were financed from operating cash flows.

For the six months ended December 31, 2006, the net cash provided by investing activities was $17.3 million resulting primarily from $11.8 million of proceeds from the sale of business, $3.1 million decrease in restricted cash and $5.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $3.3 million of capital expenditures, of which $0.6 million were financed by purchase money mortgages and $2.7 million were financed from operating cash flows.

Net cash provided by (used in) financing activities.    Net cash provided by financing activities totaled $6.4 million for the six months ended December 31, 2007 due primarily to $7.5 million of net borrowings under the senior credit facility, partially offset by $0.8 million in payments on borrowings under capital leases and purchase money mortgages.

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

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to our critical accounting policies as of December 31, 2007.

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

We operated a fleet of approximately 5,700 vehicles as of December 31, 2007 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of December 31, 2007, our only variable rate borrowings are the Notes (LIBOR plus 7.25% interest) and the Amended and Restated Credit Facility (prime rate). On May 15, 2007 we reduced our exposure to interest rate fluctuations on our Notes by entering into the Swap. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the Notes, the difference between LIBOR and 5.21% will be settled in cash. As of December 31, 2007 the fair market value of the Swap as valued by Wachovia, was a $5.5 million liability. Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility. As of December 31, 2007, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would have no material effect on interest expense or corresponding cash flows until periods commencing April 16, 2010.

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

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has engaged a consultant in connection with the process of becoming compliant under Sarbanes-Oxley section 404 (‘‘SOX’’). The Company is working towards being SOX compliant by June 30, 2008 but can not guarantee that it will be successful by that date.

Item 4T.    Controls and Procedures

Not applicable.

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

Our senior lender has established borrowing base reserves of approximately $4.6 million $6.0 million and $8.5 million in December 2007, January 2008 and February 2008, respectively in connection with our Swap (see note 3). If these reserves continue and or increase they will have a significant adverse effect on the Company’s liquidity especially during the first and second quarters of fiscal 2009.

In addition, to the extent that these reserves in excess of $5.0 million reduce the company’s excess availability as defined below certain levels, LTM EBITDA under $26.0 million would generate a default under our senior credit facility and under certain circumstances cause a cross default under the Notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the senior credit facility would be reclassified to a short-term liability.

The Company believes that borrowings under the Amended and Restated Credit Facility, retrospective insurance credits received from its insurance company together with its existing cash and cash flow from operations may not be sufficient to fund the Company’s anticipated liquidity requirements for the next twelve months and the Company would have to pursue additional funding alternatives, including the sale of certain assets or operations, in order to improve its liquidity position.

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

ATLANTIC EXPRESS TRANSPORTATION CORP.
Date: February 13, 2008	By:	/s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2008	By:	/s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer