Form 10-Q
period 2008-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2008-05-14
CIK 1035423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 14, 2008 was 1,032,293

PART I.

FINANCIAL INFORMATION

Item I.    Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,559,195	$6,881,838
Senior credit facility credit balance	3,352,251	—
Accounts receivable, net of allowance for doubtful accounts of $1,367,227 and $1,277,227, respectively	52,518,339	50,786,814
Inventories	3,225,744	2,808,661
Prepaid insurance	25,977,041	30,697,527
Prepaid expenses and other current assets	5,253,011	4,191,206
Total current assets	92,885,581	95,366,046
Property, plant and equipment, at cost, less accumulated depreciation	86,964,963	91,982,062
Other assets:
Restricted cash and cash equivalents	—	675,642
Transportation contract rights, net	1,994,956	2,648,294
Deferred financing costs, net	6,320,214	7,408,570
Deposits and other non-current assets	6,551,859	8,645,236
Total other assets	14,867,029	19,377,742
	$194,717,573	$206,725,850
Liabilities and Shareholder’s (Deficit)
Current:
Current portion of long-term debt	$755,274	$754,503
Current portion of capital lease obligations	1,552,045	1,615,448
Insurance financing payable	5,211,535	4,071,955
Controlled disbursements account – checks issued not funded	1,735,545	1,901,363
Accounts payable, accrued expenses and other current liabilities	18,017,931	13,974,241
Accrued compensation	8,134,766	2,962,784
Current portion of insurance reserves	267,000	833,862
Accrued interest	10,728,733	3,023,105
Payable to creditors under the plan of reorganization – current portion	1,299,200	1,299,200
Total current liabilities	47,702,029	30,436,461
Long-term debt, net of current portion	184,570,902	187,567,072
Capital lease obligations, net of current portion	757,379	1,725,526
Interest rate swap	10,068,056	—
Insurance reserves, net of current portion	550,010	189,339
Deferred income, net of current portion and other long-term liabilities	3,558,198	3,495,591
Deferred state and local income taxes	220,000	322,000
Payable to creditors under the plan of reorganization, net of current portion	77,395	77,395
Total liabilities	247,503,969	223,813,384
Commitments and contingencies
Shareholder’s (deficit):
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263	9,453	9,453
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(167,734,913)	(132,036,051)
Total shareholder’s (deficit)	(52,786,396)	(17,087,534)
	$194,717,573	$206,725,850

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:
School bus operations	$110,872,790	$111,279,929	$274,525,920	$276,555,250
Paratransit and transit operations	11,129,473	11,151,739	33,903,350	34,624,230
Total revenues	122,002,263	122,431,668	308,429,270	311,179,480
Costs and expenses:
Cost of operations – School bus operations	100,823,608	96,844,422	254,819,526	247,770,364
Cost of operations – Paratransit and transit operations	10,088,891	10,132,696	30,696,446	31,124,510
General and administrative	4,742,335	4,764,776	13,346,785	13,370,447
Depreciation and amortization	4,763,002	4,664,293	14,121,866	13,839,465
Contract rights impairment	267,958	—	267,958	—
Total operating costs and expenses	120,685,794	116,406,187	313,252,581	306,104,786
Income (loss) from operations	1,316,469	6,025,481	(4,823,311)	5,074,694
Other income (expense):
Interest expense:
Interest	(6,379,051)	(5,815,712)	(19,141,695)	(17,163,279)
Deferred financing costs	(390,914)	(982,094)	(1,171,565)	(2,887,481)
Change in fair market value of interest rate swap	(4,574,274)	—	(10,529,840)	—
Reorganization costs	(8,793)	(15,024)	(77,675)	(51,495)
Other income	63,787	73,452	174,224	180,870
Loss before income taxes and discontinued operations	(9,972,776)	(713,897)	(35,569,862)	(14,846,691)
Provision for (benefit from) income taxes	27,000	—	(21,000)	—
Loss before discontinued operations	(9,999,776)	(713,897)	(35,548,862)	(14,846,691)
Gain from discontinued operations	—	—	—	5,612,567
Net loss	$(9,999,776)	$(713,897)	$(35,548,862)	$(9,234,124)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(35,548,862)	$(9,234,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sales of marketable securities and investments	—	67,841
Depreciation	13,736,486	13,454,084
Amortization	1,556,945	3,272,342
Original issue discount interest	423,306	730,611
Change in fair market value of interest rate swap	10,529,840	—
PIK interest expense	—	1,443,825
Contract rights impairment	267,958	—
Reserve for doubtful accounts receivable	90,000	90,000
Gain on sale of business	—	(5,776,646)
Loss (gain) on sales of fixed assets, net	(239,578)	207,457
Deferred state and local income taxes	(102,000)	—
Decrease (increase) in:
Due from senior credit facility	3,352,251	—
Accounts receivable	(1,821,525)	(13,215,318)
Inventories	(417,083)	51,109
Prepaid expenses and other current assets	3,196,898	946,194
Deposits and other non-current assets	2,093,377	(2,735,867)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	16,921,300	8,299,622
Controlled disbursement account	(165,818)	618,166
Insurance financing payable	1,139,580	2,070,416
Payable to creditors under plan of reorganization	—	(809,416)
Insurance reserves and other long-term liabilities	(143,584)	(673,654)
Net cash provided by (used in) operating activities	8,164,989	(1,193,358)
Cash flows from investing activities:
Additions to property, plant and equipment	(8,580,276)	(3,783,928)
Proceeds from sale of business	—	11,760,113
Proceeds from sales of fixed assets	307,088	606,707
Decrease (increase) in restricted cash and cash equivalents	675,642	3,060,471
Purchases of marketable securities	—	(547,507)
Proceeds from sales or redemptions of marketable securities	—	5,072,704
Net cash provided by (used in) investing activities	(7,597,546)	16,168,560
Cash flows from financing activities:
Proceeds from payments on senior credit facility, net	$(3,027,791)	$(7,207,715)
Distribution to parent company	(150,000)	—
Principal payments on borrowings and capital lease obligations	(1,629,086)	(1,961,954)
Deferred financing costs	(83,209)	(126,377)
Net cash used in financing activities	(4,890,086)	(9,296,046)
Net increase (decrease) in cash and cash equivalents	(4,322,643)	5,679,156
Cash and cash equivalents, beginning of year	6,881,838	501,271
Cash and cash equivalents, end of period	$2,559,195	$6,180,427
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,990,336	$10,774,032
Income taxes	$85,491	$113,841
Supplemental disclosures of non-cash investing and financing activity:
Loans incurred for purchases of property, plant and equipment	$206,623	$590,528

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Basis of Accounting

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States (‘‘U.S. GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Atlantic Express Transportation Corp.’s (the ‘‘Company’s’’) financial statements as of and for the year ended June 30, 2007 as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) that are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year. The June 30, 2007 consolidated balance sheet has been derived from audited consolidated financial statements as of that date.

2.    Interest Rate Swap

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on our Senior Secured Notes due 2012 (the ‘‘Notes’’), which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% is required to be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The reduction in the fair market value of this interest swap agreement of approximately $10.5 million is reflected as an addition to interest expense for the nine months ended March 31, 2008.

Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility and in connection therewith total reserves of approximately $9.8 million, $10.1 million and $7.7 million for March 2008, April 2008 and May 2008, respectively, were established against our borrowing base. In February 2008, our senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant, (see note 3 (b) ) to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective from January 1, 2008 until February 15, 2009. Based upon this amendment, the Company did not need to test the EBITDA covenant through May 14, 2008.

3.    Debt

The following represents the debt outstanding at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
Senior Secured Floating Rate Notes, due 2012 with cash interest payable October 15th and April 15th (a)	$185,000,000	$185,000,000
Less: original issue discount associated with the issuance of the Notes, net (a)	(2,281,143)	(2,704,449)
Senior credit facility (b)	—	3,027,793
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% – 10.3%	2,607,319	2,998,231
	185,326,176	188,321,575
Less current portion	755,274	754,503
Long-term debt, net of current portion	$184,570,902	$187,567,072

(a)	On May 15, 2007 the Company issued the Notes with an original issue discount of $2,775,000, which is being amortized over the term of the Notes. The net proceeds of the Notes were used to repay existing indebtedness and for certain other corporate purposes.

Annual interest on the Notes is equal to the applicable LIBOR rate plus a margin of 7.25%. The applicable LIBOR rate on March 31, 2008 was 5.22%. Interest payments that are required semiannually through their maturity date on April 15, 2012 commenced on October 15, 2007. Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on the Notes. (see note 2)

In connection with the issuance of the Notes, the Company incurred $6.8 million of transaction costs that are being amortized on a straight-line basis over the term of the financing.

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

On July 13, 2007 an exchange offer was completed and the Notes were registered with the Securities and Exchange Commission (the ‘‘SEC’’).

(b)	Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letter of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis, and by a second priority lien on the real property securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains certain financial covenants, including a minimum last twelve month (‘‘LTM’’) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The Company’s LTM EBITDA was $21.6 million as of March 31, 2008, however the Company has maintained an availability over the required threshold and therefore was not subject to the test for the three months ended March 31, 2008 or through May 14, 2008. The Amended and Restated Credit Facility also contains customary events of default.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Loans under the facility bear interest at the prime rate that was 5.25% at March 31, 2008. Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 which is being amortized over the term of the financing and is required to pay a servicing fee of $10,000 per month, plus a monthly fee of 0.5% on any unused portion of its senior credit facility.

At March 31, 2008, the Company had a credit balance under its $35.0 million senior credit facility of $3.4 million, and it had $22.3 million of borrowing availability after $9.8 million of reserves, based on the Company’s borrowing base calculations.

For the month of May 2008, the senior credit facility has a borrowing base reserve of approximately $7.7 million in connection with our Swap (see note 2). If this reserve increases it may have an adverse effect on the Company’s liquidity, especially during the first and second quarters of fiscal 2009, whereby the Company might have to pursue additional funding alternatives including the sale of certain assets or operations to satisfy our liquidity requirements.

LTM EBITDA was $21.6 million as of March 31, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months. If our excess availability for the purpose of testing the EBITDA covenant (see note 2) falls below certain levels, this will generate a default under our senior credit facility and under certain circumstances cause a cross default under the Notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the senior credit facility would be reclassified to a short-term liability.

4.    Environmental Issues

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

5.    Retrospective Insurance Adjustment

In December 2007, one of the Company’s insurance carriers issued us approximately $9.0 million in credits representing retrospective adjustments as of September 2007 for various years. In January 2008, the insurance company offset $2.2 million of current premiums due in January 2008, added $0.8 million to our cash collateral account held by the insurance company and wired funds for $6.0 million. In addition, the insurance company did not renew a $0.6 million letter of credit held as collateral. This letter of credit was collateralized by $0.7 million of restricted cash that is now available for working capital. The transaction had no effect on the Company’s consolidated statements of operations for the three and nine months ended March 31, 2008.

6.    Transportation Contract Rights

Transportation contract rights are amortized on a straight-line basis over 12 years, which represents the Company’s estimate of the average length of the contracts and expected renewal periods. For the three months ended March 31, 2008 we recorded an impairment charge of $0.3 million to adjust the transportation contract rights to fair value. The requirements for this impairment charge was determined by management’s evaluation that the future undiscounted cash flows attributable to the underlying assets were unlikely to exceed the carrying value of the transportation contract rights assets for one of the Company’s subsidiaries. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flow. The impairment charge was the difference between book value of the transportation contract rights and estimated fair value, determined by the estimated future cash flows.

7.    New Accounting Standards

In June 2006, the FASB issued Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending June 30, 2008 year for positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. The Company has assessed the impact of FIN 48 and it does not have a material effect on its consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

8.    Subsequent Events

On May 12, 2008, we issued 87,030 shares of our Common Stock, par value $0.01 per share, pursuant to the timely exercise of warrants which had been issued in connection with our previously outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008. We received aggregate proceeds of $870.30 as exercise price of the warrants.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (‘‘we’’ or the ‘‘Company’’) is the third largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 104 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey, and Illinois. For fiscal 2008, we have a contract to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of March 31, 2008, we had a fleet of approximately 5,600 vehicles operating from approximately 50 facilities.

School bus transportation services accounted for 89.0% and 88.9% of our revenues from continuing operations for the nine months ended March 31, 2008 and 2007, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 11.0% and 11.1% of our revenues from continuing operations for the nine months ended March 31, 2008 and 2007, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal (‘‘RFP’’) process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.

Results of Operations

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	(unaudited)				(unaudited)
	(in millions, except percentages)
Revenues	$122.0	100.0%	$122.4	100.0%	$308.4	100.0%	$311.2	100.0%
Cost of operations	110.9	90.9%	107.0	87.4%	285.5	92.6%	278.9	89.6%
General and administrative	4.7	3.9%	4.8	3.9%	13.3	4.3%	13.4	4.3%
Depreciation and amortization	4.8	3.9%	4.7	3.8%	14.1	4.6%	13.8	4.4%
Contract rights impairment	0.3	0.2%	—	—	0.3	0.1%	—	—
Income (loss) from operations	1.3	1.1%	6.0	4.9%	(4.8)	(1.6)%	5.1	1.6%
Interest expense	11.3	9.3%	6.8	5.6%	30.8	10.0%	20.1	6.4%
Loss before discontinued operations	(10.0)	(8.2)%	(0.7)	(0.6)%	(35.5)	(11.5)%	(14.8)	(4.8)%

Results of Operations — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues.    Revenues from school bus operations were $110.9 million for the three months ended March 31, 2008 compared to $111.3 million for the three months ended March 31, 2007, a decrease of $0.4 million, or 0.4%. This decrease was due primarily to a reduction of service requirements of $2.9 million, due primarily to less revenue days and a reduction in routes and $1.0 million in lost contracts, partially offset by $1.9 million of price increases, $1.2 million in new contracts and $0.4 million increase in DOE escort pass-through revenue.

Revenues from paratransit and transit operations were $11.1 million for the three months ended March 31, 2008 compared to $11.2 million for the three months ended March 31, 2007, a decrease of 0.2%.

Cost of Operations.    Cost of operations of school bus operations was $100.8 million for the three months ended March 31, 2008 compared to $96.8 million for the three months ended March 31, 2007, an increase of $4.0 million or 4.1%. This increase was primarily due to a $2.0 million increase in fuel expense and an increase in wages and health and welfare costs under our New York City labor contract, partially offset by a decrease in workers compensation insurance expense. Salaries and wages were $54.2 million for the three months ended March 31, 2008 compared to $52.5 million for the three months ended March 31, 2007, an increase of $1.6 million due to contractual wage increases partially offset by fewer routes. As a percentage of revenues, salaries and wages increased to 48.9% for the three months ended March 31, 2008, from 47.2% for the three months ended March 31, 2007. As a percentage of revenues, cost of operations increased to 90.9% for the three months ended March 31, 2008, from 87.0% for the three months ended March 31, 2007.

Cost of operations of paratransit and transit operations were $10.1 million for the three months ended March 31, 2008 and 2007, respectively. This decrease was primarily due to salaries and wages, partially offset by a $0.2 million increase in fuel expense. As a percentage of revenues, salaries and wages decreased to 56.2% for the three months ended March 31, 2008, from 57.1% for the three months ended March 31, 2007. As a percentage of revenues, cost of operations decreased to 90.7% for the three months ended March 31, 2008, from 90.9% for the three months ended March 31, 2007.

General and administrative expenses.    General and administrative expenses from school bus operations were approximately $4.0 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of revenues, general and administrative expenses increased to 3.7% for the three months ended March 31, 2008, from 3.6% for the three months ended and March 31, 2007.

General and administrative expenses from paratransit and transit operations were $0.7 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the three months ended March 31, 2008, from 6.4% for the three months ended March 31, 2007.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $4.4 million for the three months ended March 31, 2008 compared to $4.3 million for the three months ended March 31, 2007, an increase of $0.1 million, or 2.1%.

Contract right impairment.    Contract right impairment expense from school bus operations was $0.3 million for the three months ended March 31, 2008.

Operating income (loss) from operations.    Operating income from school bus operations was $1.3 million for the three months ended March 31, 2008 compared to $6.1 million for the three months ended March 31, 2007, a decrease of $4.8 million, or 78.1%, due to the net effect of the items discussed above.

Operating loss from paratransit and transit operations was minimal for the three months ended March 31, 2008 compared to $0.1 million operating loss for the three months ended March 31, 2007, a decrease in loss of $0.1 million, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $11.3 million for the three months ended March 31, 2008 compared to $6.8 million for the three months ended March 31, 2007, an increase of $4.5 million, or 66.9%. The increase was primarily due to a $4.6 million non-cash change in fair market value of interest rate swap expense, $0.8 million increase in interest expense on the Notes compared to previous long-term borrowings, offset partially by a $0.2 million decrease in senior credit facility interest and a $0.6 million decrease in deferred financing expense.

Loss before provision for income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss of $10.0 million for the three months ended March 31, 2008, compared to a loss of $0.7 million for the three months ended March 31, 2007, an increase in loss of $9.3 million.

Results of Operations — Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Revenues.    Revenues from school bus operations were $274.5 million for the nine months ended March 31, 2008 compared to $276.6 million for the nine months ended March 31, 2007, a decrease of $2.0 million, or 0.7%. This decrease was due to a reduction of service requirements of $7.3 million, due primarily to less revenue days and a reduction in DOE routes, a reduction in summer revenues of $0.5 million and $2.3 million in lost contracts, partially offset by $4.3 million of price increases, $2.8 million in new contracts and $1.0 million increase in DOE escort pass-through revenue.

Revenues from paratransit and transit operations were $33.9 million for the nine months ended March 31, 2008 compared to $34.6 million for the nine months ended March 31, 2007, a decrease of $0.7 million or 2.1%. This decrease was primarily a reduction of service requirements due to a ten day labor strike that affected our paratransit operations in December 2007, partially offset by price increases of $0.6 million.

Cost of Operations.    Cost of operations of school bus operations was $254.8 million for the nine months ended March 31, 2008 compared to $247.8 million for the nine months ended March 31, 2007, an increase of $7.0 million or 2.8%. This increase was primarily due to a $3.8 million increase in fuel expense and increases in wages and health and welfare costs under our New York City labor contract, partially offset by decreases in vehicle and workers compensation insurance expense. Salaries and wages were $138.1 million for the nine months ended March 31, 2008 compared to $134.1 million for the nine months ended March 31, 2007, an increase of $4.0 million or 3.0% due to contractual wage increases partially offset by fewer routes. As a percentage of revenues, salaries and wages increased to 50.3% for the nine months ended March 31, 2008, from 48.5% for the nine months ended March 31, 2007. As a percentage of revenues, cost of operations increased to 92.8% for the nine months ended March 31, 2008, from 89.6% for the nine months ended March 31, 2007.

Cost of operations of paratransit and transit operations were $30.7 million for the nine months ended March 31, 2008 compared to $31.1 million for the nine months ended March 31, 2007, a decrease of $0.4 million or 1.4%. This decrease was primarily due to a $0.7 million decrease in driver wages, due primarily to a ten day labor strike that affected our paratransit operations in December 2007 and a $0.3 million decrease in liquidated damages, partially offset by a $0.5 million increase in fuel expense. As a percentage of revenues, salaries and wages decreased to 51.0% for the nine months ended March 31, 2008, from 51.3% for the nine months ended March 31, 2007. As a percentage of revenues, cost of operations increased to 90.5% for the nine months ended March 31, 2008, from 89.9% for the nine months ended March 31, 2007.

General and administrative expenses.    General and administrative expenses from school bus operations were $11.2 million for the nine months ended March 31, 2008 compared to $11.3 million for the nine months ended March 31, 2007, a decrease of $0.1 million or 0.7%. As a percentage of revenues, general and administrative expenses were 4.1% for both the nine months ended March 31, 2008 and 2007.

General and administrative expenses from paratransit and transit operations were $2.1 million for the nine months ended March 31, 2008 and March 31, 2007, respectively. As a percentage of revenues, general and administrative expenses increased to 6.3% for the nine months ended March 31, 2008, from 6.0% for the nine months ended March 31, 2007.

Depreciation and amortization.    Depreciation and amortization expense from school bus operations was $13.0 million for the nine months ended March 31, 2008 compared to $12.8 million for the nine months ended March 31, 2007, an increase of $0.2 million, or 2.1%.

Depreciation and amortization expense from paratransit and transit operations was $1.1 million for the nine months ended March 31, 2008 and for the nine months ended March 31, 2007, respectively.

Contract right impairment.    Contract right impairment expense from school bus operations was $0.3 million for the nine months ended March 31, 2008.

Operating income (loss) from operations.    Operating loss from school bus operations was $4.8 million for the nine months ended March 31, 2008 compared to income of $4.7 million for the nine months ended March 31, 2007, a difference of $9.5 million, or 202.9% due to the net effect of the items discussed above.

Operating income from paratransit and transit operations was minimal compared to $0.4 million for the nine months ended March 31, 2007, a decrease of $0.4 million, or 97.0%, due to the net effect of the items discussed above.

Interest expense.    Interest expense was $30.8 million for the nine months ended March 31, 2008 compared to $20.1 million for the nine months ended March 31, 2007, an increase of $10.8 million, or 53.8%. The increase was primarily due to a $10.5 million non-cash change in fair market value of interest rate swap expense, $3.0 million increase in interest expense on the Notes compared to previous long-term borrowings, offset partially by a $0.8 million decrease in senior credit facility interest and a $1.7 million decrease in deferred financing expense.

Loss before benefit from income taxes and discontinued operations.    Due to the net effect of the items discussed above we experienced a loss of $35.6 million for the nine months ended March 31, 2008 compared to a loss of $14.8 million for the nine months ended March 31, 2007, an increase in loss of $20.7 million.

Gain (loss) from discontinued operations.    We experienced a gain from discontinued operations of $5.6 million, net of the sale of fixed assets, for the nine months ended March 31, 2007.

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

The Company anticipates capital expenditures for the fiscal year ending June 30, 2008 of approximately $10 million (including approximately $5 million of non-vehicle capital expenditures), of which $8.8 million were made during the nine months ended March 31, 2008. The Company plans to meet the majority of its vehicle requirements by leasing as it did for the fiscal year ended June 30, 2007. Vehicle lease expense increased $0.5 million for the nine months ended March 31, 2008, from the nine months ended March 31, 2007. The Company anticipates its vehicle lease expense will increase by approximately $0.7 million for the fiscal year ending June 30, 2008.

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

Effective as of May 15, 2007, we entered into an interest swap agreement (the ‘‘Swap’’) to reduce our exposure to interest rate fluctuations on our Senior Secured Notes due 2012 (the ‘‘Notes’’), which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the Notes, the difference between LIBOR and 5.21% is required to be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for ‘‘Cash Flow Hedge Accounting’’ treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The reduction in the fair market value of this interest swap agreement of approximately $10.5 million is reflected as an addition to interest expense for the nine months ended March 31, 2008.

Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility and in connection therewith total reserves of approximately $9.8 million, $10.1 million and $7.7 million for March 2008, April 2008 and May 2008, respectively, were established against our borrowing base. In February 2008, our senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant, (see note 3 (b) ) to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective from January 1, 2008 until February 15, 2009. Based upon this amendment, the Company did not need to test the EBITDA covenant through May 14, 2008.

Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia, as agent, to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letters of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains customary events of default and starting August 1, 2007 contains a minimum last 12 month (‘‘LTM’’) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The LTM EBITDA was $21.6 million as of March 31, 2008, but was not tested because the Company met the availability requirements.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Our senior lender has established borrowing base reserves of approximately $9.8 million, $10.1 million and $7.7 in March 2008, April 2008 and May 2008, respectively, in connection with our Swap (see note 2). Loans under the facility bear interest at the prime rate (the prime rate at March 31, 2008 was 5.25%). Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 and is required to pay a servicing fee of $10,000 per month, plus pay a monthly fee of 0.5% on any unused portion of its senior credit facility.

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

The Company operated a fleet of approximately 5,600 vehicles as of March 31, 2008 and uses substantial quantities of fuel in its operations. The price of NYMEX crude oil on March 31, 2007 was approximately $66 a barrel and as of May 6, 2008 the price was approximately $122 a barrel. The Company’s fuel expense for the nine months ended March 31, 2008 was $19.9 million compared to $15.7 million for the nine months ended March 31, 2007, an increase of $4.2 million, or 27.1%. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $1.0 million on an annual basis. If the cost of fuel continues to increase it will have an adverse effect on the Company’s liquidity.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. Our senior lender has established borrowing base reserves of approximately $9.8 million, $10.1 million and $7.7 million in

March 2008, April 2008 and May 2008, respectively, in connection with our Swap (see note 2). If these reserves increase they may have an adverse effect on the Company’s liquidity especially during the first and second quarters of fiscal 2009.

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

LTM EBITDA was $21.6 million as of March 31, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months. If our excess availability for the purpose of testing the EBITDA covenant (see note 2) falls below certain levels, this will generate a default under our senior credit facility and under certain circumstances cause a cross default under the Notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the senior credit facility would be reclassified to a short-term liability.

As of March 31, 2008, total current assets were $92.9 million and total current liabilities were $47.7 million. At March 31, 2008, the Company had a credit balance under its $35.0 million senior credit facility of $3.4 million, and it had $22.3 million of borrowing availability after $9.8 million of reserves, based on the Company’s borrowing base calculations. Approximately $9.3 million of the Company’s $10.0 million letter of credit facility was used as of the same date. On May 7, 2008, under our senior credit facility the Company had a credit balance of $3.1 million, and it had $17.8 million in borrowing availability after $7.7 million of reserves, based upon the Company’s borrowing base calculations.

Net cash provided by (used in) operating activities.    Net cash provided by operating activities was $8.2 million for the nine months ended March 31, 2008, resulting primarily from cash provided by changes in the components of working capital of $15.5 million, and by non cash items of $26.5 million (primarily $15.3 million of depreciation and amortization and $10.5 million of interest swap expense) partially offset by from $33.8 million used in operating activities.

Net cash used in operating activities was $1.2 million for the nine months ended March 31, 2007, resulting primarily from $18.9 million used in operating activities and $1.2 million cash used in changes in the components of working capital, partially offset by non cash items of $16.7 million of depreciation and amortization, $1.4 million of PIK interest and $0.7 million of amortization of original issue discount.

Net cash used by investing activities.    For the nine months ended March 31, 2008, the net cash used by investing activities was $7.6 million resulting primarily from $8.8 million of capital expenditures of which $0.2 million were financed by purchase money mortgages and $8.6 million were financed from operating cash flows.

For the nine months ended March 31, 2007, the net cash provided by investing activities was $16.2 million resulting primarily from $11.8 million of proceeds from the sale of assets, $3.1 million decrease in restricted cash and $5.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $4.4 million of capital expenditures. Of these, $0.6 million of capital expenditures were directly financed with purchase money debt and the balance was financed from operating cash flows.

Net cash used in financing activities.    Net cash used in financing activities totaled $4.9 million for the nine months ended March 31, 2008 due primarily to $3.0 million of net payments under the senior credit facility and $1.6 million in payments on borrowings and capital lease obligations.

Net cash used in financing activities totaled $9.3 million for the nine months ended March 31, 2007 due primarily to $7.2 million net payments under the senior credit facility and $2.0 million in payments on borrowings and capital lease obligations.

Commitments and Contingencies

Reference is made to Note 16 ‘‘Commitments and Contingencies’’ of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for a description of the Company’s material commitments.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to our critical accounting policies as of March 31, 2008.

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

We operated a fleet of approximately 5,600 vehicles as of March 31, 2008 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $1.0 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of March 31, 2008, our only variable rate borrowings are the Notes (LIBOR plus 7.25% interest) and the Amended and Restated Credit Facility (prime rate). On May 15, 2007 we reduced our exposure to interest rate fluctuations on our Notes by entering into the Swap. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the Notes, the difference between LIBOR and 5.21% is required to be settled in cash. As of March 31, 2008 the fair market value of the Swap was a $10.1 million liability. Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility. As of March 31, 2008, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would have no material effect on cash flows until periods commencing April 16, 2010.

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

Our senior lender has established borrowing base reserves of approximately $9.8 million $10.1 million and $7.7 million in March 2008, April 2008 and May 2008, respectively in connection with our Swap (see note 2). If these reserves increase they may have an adverse effect on the Company’s liquidity especially during the first and second quarters of fiscal 2009.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2008, we issued 87,030 shares of our Common Stock, par value $0.01 per share, pursuant to the timely exercise of warrants which had been issued in connection with our previously outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008.

We received aggregate proceeds of $870.30 as exercise price of the warrants, which proceeds will be used for general corporate purposes. The issuance of the shares upon exercise of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Description
10.1	Amendment No. 1 to Third Amendment and Restated Loan and Security Agreement, dated as of January 1, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Atlantic Express Transportation Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC EXPRESS TRANSPORTATION CORP.
Date: May 14, 2008	By:	/s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2008	By:	/s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to Third Amendment and Restated Loan and Security Agreement, dated as of January 1, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer