Form 10-Q/A
period 2008-03-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2008-05-15
CIK 1035423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 on  Form 10-Q/A is to amend the Registrant’s Quarterly Report on Form 10-Q previously filed with the United States Securities and Exchange Commission on May 14, 2008 solely to correct the line ‘‘Due from senior credit facility’’ on the consolidated statement of cash flows to insert brackets inadvertently omitted from the amount shown for the nine month period ended March 31, 2008.

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

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(35,548,862)	$(9,234,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sales of marketable securities and investments	—	67,841
Depreciation	13,736,486	13,454,084
Amortization	1,556,945	3,272,342
Original issue discount interest	423,306	730,611
Change in fair market value of interest rate swap	10,529,840	—
PIK interest expense	—	1,443,825
Contract rights impairment	267,958	—
Reserve for doubtful accounts receivable	90,000	90,000
Gain on sale of business	—	(5,776,646)
Loss (gain) on sales of fixed assets, net	(239,578)	207,457
Deferred state and local income taxes	(102,000)	—
Decrease (increase) in:
Due from senior credit facility	(3,352,251)	—
Accounts receivable	(1,821,525)	(13,215,318)
Inventories	(417,083)	51,109
Prepaid expenses and other current assets	3,196,898	946,194
Deposits and other non-current assets	2,093,377	(2,735,867)
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	16,921,300	8,299,622
Controlled disbursement account	(165,818)	618,166
Insurance financing payable	1,139,580	2,070,416
Payable to creditors under plan of reorganization	—	(809,416)
Insurance reserves and other long-term liabilities	(143,584)	(673,654)
Net cash provided by (used in) operating activities	8,164,989	(1,193,358)
Cash flows from investing activities:
Additions to property, plant and equipment	(8,580,276)	(3,783,928)
Proceeds from sale of business	—	11,760,113
Proceeds from sales of fixed assets	307,088	606,707
Decrease (increase) in restricted cash and cash equivalents	675,642	3,060,471
Purchases of marketable securities	—	(547,507)
Proceeds from sales or redemptions of marketable securities	—	5,072,704
Net cash provided by (used in) investing activities	(7,597,546)	16,168,560
Cash flows from financing activities:
Proceeds from payments on senior credit facility, net	$(3,027,791)	$(7,207,715)
Distribution to parent company	(150,000)	—
Principal payments on borrowings and capital lease obligations	(1,629,086)	(1,961,954)
Deferred financing costs	(83,209)	(126,377)
Net cash used in financing activities	(4,890,086)	(9,296,046)
Net increase (decrease) in cash and cash equivalents	(4,322,643)	5,679,156
Cash and cash equivalents, beginning of year	6,881,838	501,271
Cash and cash equivalents, end of period	$2,559,195	$6,180,427
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,990,336	$10,774,032
Income taxes	$85,491	$113,841
Supplemental disclosures of non-cash investing and financing activity:
Loans incurred for purchases of property, plant and equipment	$206,623	$590,528

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