Form 10-K
period 2008-06-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2008-09-26
CIK 1035423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark whether the Registrant is well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant on December 31, 2007 was $0.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of the Registrant’s common stock, $0.01 par value, as of September 26, 2008 was 1,052,665.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART 1

Item 1. Business.

Overview

We are Atlantic Express Transportation Corp., a New York corporation. In this document, we refer to ourselves as the “Company”, “we”, “us” and “our”. We are the third largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We also provide paratransit services for physically and mentally challenged passengers to a public transit system, and we offer fixed route transit, express commuter line and charter and tour bus services.

We have been in operation for over 40 years and have grown from a small local bus company with a fleet of 16 buses to one of the largest national school bus transportation companies in the country with a fleet of approximately 5,500 vehicles as of June 30, 2008. We were founded in 1968 as a school bus company based in Staten Island, New York. Domenic Gatto, our Chief Executive Officer and President, commenced employment with us in 1973 and purchased our company in 1974, at which time we operated only 16 buses. In 1979, we were awarded two major school bus transportation contracts by the New York City Department of Education (the “DOE”), which substantially increased our revenues. These contracts, which were originally awarded for a period of three years, have been extended successively through June 30, 2010. From 1982 to 1987, we strengthened our presence in New York City through the acquisition of 14 regional school bus transportation companies. In 1986, we won and purchased additional contracts in New York City, which also have been extended successively through June 30, 2010. From 1986 to 1989, we further strengthened our presence in New York City through the acquisitions of four local contractors and expanded our operations to Nassau and Suffolk counties on Long Island, New York, through a combination of acquisitions and winning new contracts. From 1990 to 1997, we consummated six additional acquisitions in the New York metropolitan area and three acquisitions on Long Island, New York. In addition to our expansion in the New York greater metropolitan area, we extended our operations to Philadelphia in 1993, where we were the successful bidder for a new contract, and made subsequent acquisitions in 1993 and won additional new contracts in 1996 and 1997. We also established operations in St. Louis in 1995 and in Los Angeles in 1997 by winning contracts.

We have focused on developing our favorable reputation in the areas of passenger safety, timeliness and quality of service, key factors used by school bus transportation administrators in selecting and renewing our services. We believe the expertise we have gained in our long operating history enables us to establish strong relationships with our customers and provides us with a competitive advantage when renewing contracts or bidding on new business. Customers representing approximately 98% of our fiscal year 2008 contract revenue from operations have been with us for over five years.

On November 4, 1998, GSCP II Holdings (AE), LLC, an affiliate of Greenwich Street Capital (‘GSC”), acquired an approximately 83% equity interest in our recapitalized parent, Atlantic Express Transportation Group, Inc. or (“AETG”), which owned all of the issued and outstanding shares of our capital stock at that time.

We generated revenues from operations of $433.5 million for the fiscal year ended June 30, 2008 and incurred a net loss of $34.4 million for the fiscal year.

Business Operations

We derive our revenue from two segments: School Bus Operations and Paratransit and Transit Operations (for additional segment information see Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K)

School Bus Operations (89.1% of revenues from operations for the year ended June 30, 2008)

We have contracts to provide school bus transportation in 104 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. As of June 30, 2008, we had a fleet of approximately 5,100 vehicles to service our school bus operations, consisting of school buses, minivans and cars, lift and ramp-equipped vehicles, coaches and service and support vehicles.

 Services. We generally provide services for transportation of open enrollment ("Regular Education") students through the use of standard school buses, and the transportation of physically or mentally challenged ("Special Education") students through the use of an assortment of vehicles, including standard school buses, passenger vans and lift-gate vehicles, which are capable of accommodating wheelchair-bound students. In most jurisdictions serviced by us, escorts are required to accompany drivers on Special Education vehicles.

 Contracts. Our school bus transportation contracts are awarded by school districts through a public bidding or request for proposal ("RFP") process. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which initially range from one to five years. Compensation under school bus transportation contracts is generally based upon a daily rate per vehicle, which is established either by public bidding or by proposal and negotiation with respect to RFP contracts. Contracts in New York City provide for the payment of the daily vehicle rate for days of scheduled performance in accordance with the school calendar and provide for payment of 85% of the daily rate for any vehicle not used due to school cancellations on any scheduled school day. Daily vehicle rates earned under contract renewals are generally increased from previous rates by application of the Consumer Price Index. Our cost increases have in the past and could in the future outpace such revenue increases. The number of vehicles required is determined by the school districts, initially pursuant to their bid specifications and/or RFP, and is subject to change.

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

Historically, school districts awarded school bus transportation contracts through a public bidding process by which such contracts were required to be awarded to the lowest responsible bidder, without regard to quality of service. However, management believes that, due in part to the poor performance of certain low-priced school bus transportation contractors, school districts will increasingly rely on a RFP process, which enables school administrators to broaden the factors considered when awarding a contract. Factors such as passenger safety, timeliness and quality of service, among others, are generally considered under the RFP process. In 1996, the State of New York (where we have our largest concentration of school bus transportation contracts) adopted legislation, which, for the first time, permitted school districts in the State of New York to select school bus transportation contractors through a RFP process. We believe that because of the reputation we have developed in the school bus transportation industry, we are well positioned to obtain contracts that are awarded by the RFP process as well as by public bidding. The DOE accounted for 53.3%, 53.8% and 51.1% of our total revenues from operations in fiscal years 2008, 2007 and 2006, respectively. No other customer contributed greater than 3.9% of our revenues from operations during these periods.

Most of the DOE contracts were originally awarded to us in 1979 and have been renewed and extended since then. The latest extension occurred in June 2005 and extended the contracts through June 30, 2010. Although the DOE has the option to reduce our routes, the DOE, since the inception of the first contract, has often increased the number of routes but has never substantially reduced them. Our ability to generate cash flow is heavily dependent on our contracts with the DOE, and we expect it to continue in the future.

Paratransit and Transit Operations (10.9% of revenues from operations for the year ended June 30, 2008)

For fiscal year 2008, we had one contract to provide paratransit service in New York City for physically and mentally challenged persons who are unable to use standard public transportation. The remainder of our paratransit and transit operations revenue comes from fixed route transit, express commuter lines and charter and tour bus services. This division is primarily dependant on the New York City Transit Authority (“TA”) contract which will expire in December 2008. We received a preliminary approval for a ten year contract with the TA commencing January 2009. While we anticipate the contract being awarded to us prior to the expiration of our current contract, there is no assurance this contract will be awarded. As of June 30, 2008, we had a fleet of approximately 400 vehicles to service our paratransit and transit operations.

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

 Contract. The term of our paratransit contract was for five years and has been extended for an additional two years to December 2008. Under our paratransit operations vehicles, liability insurance and fuel are provided by the transit agency. We are entitled to a specified charge per hour of vehicle service together with other fixed charges. Paratransit users pay a fixed amount per trip determined by the local transit system governmental entity (which may be equal to or based upon prevailing public transportation fees in the jurisdiction in question), which is credited against the monthly contract price due from the local transit system.

Seasonality

The school bus transportation operation, which averaged approximately 89.0% of our revenues from operations for the last three fiscal years, is seasonal in nature and generally follows the pattern of the school year, with sustained levels of business during the months of September through June. As a result, we have experienced, and expect to continue to experience, a substantial decline in revenues from late June through early September. Our quarterly operating results have also fluctuated due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of our other operations. In particular, historically we have generated operating losses during the first quarter of each fiscal year. Consequently, interim results are not necessarily indicative of the full fiscal year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Fleet Management and Maintenance

As of June 30, 2008, we operated a fleet of approximately 5,500 vehicles. The average age of our fleet, exclusive of 265 vehicles provided by various transportation authorities as of that date, was 8.7 years.

As of June 30, 2008, the fleet was maintained by our trained mechanics at our approximately 50 facilities. We have a comprehensive preventive maintenance program for our equipment to minimize equipment down time and prolong equipment life. Programs implemented by us include standard maintenance, regular safety checks, lubrication, wheel alignments and oil and filter changes, all of which are performed on a regularly scheduled basis by our mechanics.

The following is a breakdown of our fleet of owned vehicles as of June 30, 2008 by age:

	School Buses	Minivans And Cars	Lift/Ramp Equipped Vehicles	Coaches	Service and Support Vehicles	Total

Less than 2 years old	105	1	5	2	3	116
2-5 years old	344	111	52	4	38	549
6-10 years old	1,634	64	207	7	48	1,960
11-15 years old	1,063	1	88	9	51	1,212
Greater than 15 years	325	—	40	—	13	378
Total	3,471	177	392	22	153	4,215

The following is a breakdown of our fleet of leased vehicles as of June 30, 2008 by age:

	School Buses	Minivans And Cars	Lift/Ramp Equipped Vehicles	Coaches	Service and Support Vehicles	Total

Less than 2 years old	258	—	35	14	1	308
2-5 years old	384	29	93	12	1	519
6-10 years old	127	—	—	18	—	145
11-15 years old	25	—	—	—	—	25
Total	794	29	128	44	2	997

In addition to the vehicles in the tables above, as of June 30, 2008, we operated 265 vehicles provided by various transportation authorities pursuant to their respective contracts.

Employees

As of June 30, 2008, we had approximately 7,600 employees to provide transportation services, consisting of approximately 5,400 drivers, 1,300 escorts, 500 maintenance workers and 400 employees in executive, operations, clerical and sales functions. Our drivers and escorts are required to undergo background checks, drug and alcohol testing and fingerprinting as a condition for employment. All drivers are licensed to drive school buses and/or motor coaches in accordance with federal and state licensing requirements.

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

As of June 30, 2008, approximately 81% of our employees were members of various labor unions. At that date we were party to 31 collective bargaining agreements, of which four agreements, covering approximately 400 employees, have already expired. 20 agreements, covering approximately 4,300 employees will expire over the next two years (including three labor agreements with Local 1181 that will expire on June 30, 2009 that will effect approximately 2,700 employees), with the remainder to expire over the next three to five years. We believe that our relations with employees are satisfactory. As of June 30, 2008, approximately 53% of the Company’s union employees were represented by Local 1181-1061 Amalgamated Transit Union AFL-CIO (“Local 1181”), which primarily represents personnel rendering services on behalf of the DOE. Labor agreements with Local 1181 require contributions to the Local 1181 welfare fund and pension plan on behalf of drivers, mechanics and escorts. All contracts awarded by the DOE during the past 25 years contain employee protection provisions and require continued contributions to the Local 1181 pension plan and welfare fund for rehired employees opting to remain in such plan and such fund. Pursuant to a plan amendment approved by the Pension Benefit Guaranty Corporation, withdrawal liability for contributing employers to the plan, such as our company, is essentially eliminated, provided that withdrawal is based upon the loss of DOE contracts and that the successor contractor becomes a contributing employer to the plan.

Competition

The school bus transportation industry and paratransit services industry are highly competitive. We compete on the basis of our reputation for passenger safety, quality of service and price. We believe we are competitive in each of these areas. Contracts are generally awarded pursuant to public bidding, where price is the primary criteria for a contract award. We have many competitors in the school bus and paratransit transportation business, including transportation companies with resources and facilities substantially greater than those of ours. We compete with First Transit and First Student, divisions of First Group America, Inc., the largest private transportation contractor in North America, and National Express Corporation the second largest private transportation contractor in North America, in addition to other regional and local companies.

Risk Management and Insurance

We maintain various forms of liability insurance against claims made by third parties for bodily injury or property damage resulting from operations. Such insurance consists of (1) general liability insurance of $1.0 million per occurrence with a $50,000 deductible against claims arising from other (e.g., non-vehicle) liability exposure and (2) our present primary $1 million vehicle liability policy, which covers approximately 50% of all our vehicles. It does not cover those vehicles providing service to the TA, the DOE, and our Massachusetts operations.

Under our primary vehicle liability insurance policy, we pay fronting charges to our insurance carrier and we are required to contribute to a loss fund. The carrier pays the first $500,000 per occurrence from this loss fund, up to a maximum amount determined for each policy period. We are entitled to obtain a refund from the carrier based upon a calculation of ratable losses valued as of a date 42 to 54 months after the effective date of the policy. The carrier is required to pay for all losses in excess of $500,000, up to $1 million, per occurrence and any excess of the aggregate maximum ratable losses agreed to for that policy period. The TA provides $3 million insurance per occurrence for our TA vehicles at no cost to us. The DOE provides $1 million insurance per occurrence for our DOE vehicles, for which they deduct an agreed upon amount from our monthly invoices. Our Massachusetts vehicles are covered under various "First Dollar" policies with no deductibles. In addition, we cover all of our vehicles with an additional umbrella policy with a minimum of $10 million per occurrence. Beyond the occurrence limits mentioned herein, the vehicle liability coverage provides indemnity for an unlimited number of occurrences. Our insurance policies provide coverage for a one-year term and therefore, are subject to annual renewal.

Under our primary workers' compensation insurance policy, we pay fronting charges to our carrier and we are required to contribute to a loss fund. The carrier pays the first $500,000 per occurrence from this loss fund, up to a maximum amount determined for each policy period. We are entitled to obtain a refund from the carrier based upon a calculation of ratable losses valued as of a date 42 to 54 months after the effective date of the policy. The carrier is required to pay for all losses in excess of $500,000, up to $1 million, per occurrence and any excess of the aggregate maximum ratable losses agreed to for that policy period. Atlantic Escorts, Inc. is covered under a “First Dollar” policy with no deductibles.

In addition, we maintain catastrophic coverage of $25.0 million per occurrence, for an unlimited number of occurrences, subject to a $100,000 deductible per occurrence. This insurance provides replacement cost coverage for losses on our fleet and insurance against business interruptions resulting from the occurrence of natural catastrophes, excluding flooding. We also maintain property insurance for the replacement cost of all of our real and personal property.

Environmental Matters

Our operations are subject to extensive and constantly evolving federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing air emissions, wastewater discharges, the storage and handling of chemicals and hazardous substances, and the remediation of contaminated soil and groundwater ("Environmental Laws"). We take into account the requirements of such Environmental Laws in the improvement, modernization, expansion and start-up of our facilities. As with most transportation companies, we could incur significant costs related to environmental compliance or remediation; however, any such cost would most likely be incurred over a period of years. Compliance with Environmental Laws or more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of such laws and future regulatory action regarding the presence of hazardous substances in soil or groundwater, may require material expenditures by us.

Under various Environmental Laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of such substances. The presence of (or failure to properly remediate) such substances may adversely affect the ability to sell or rent such real estate or to borrow using such real estate as collateral. Similarly, persons who generate or arrange for the disposal or treatment of hazardous substances may be liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility regardless of whether such facility is owned or operated by such persons. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

As outlined above, we may be potentially liable for costs related to environmental compliance and remediation. We cannot predict with any certainty the costs of remediation or compliance, including potential penalties, which costs could have a material adverse effect on us.

Government Regulation

We are subject to a wide variety of federal, state and municipal laws and regulations concerning (1) vehicle standards and equipment maintenance, (2) qualification, training and testing of employees and (3) qualification and maintenance of operating facilities. Our vehicles are subject to federal motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA"). Specific standards are promulgated by NHTSA with regard to school buses pursuant to the School Bus Safety Act of 1974. Our vehicles are also subject to the laws and regulations of each state in which we operate, which are often more stringent than applicable federal requirements. For example, in New York State, in addition to federal standards, regulations promulgated by the New York State Department of Motor Vehicles and the New York State Department of Transportation ("NYSDOT") require that school buses be equipped with safety belts (for vehicles manufactured after 1988), high back seats, left-handed emergency door exits, 16-gauge side panels and illuminated school bus signs. All school buses and paratransit vehicles are required to be inspected twice annually by NYSDOT inspectors in accordance with a rigorous set of standards covering each mechanical component of the vehicles.

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

In December 2003, we emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2008, we have recorded liabilities of approximately $0.1 million for priority tax claims, certain cure costs and claims to be negotiated for leases and contracts, collectively recorded as payable to creditors under our plan of reorganization. Our past inability to meet our obligations that resulted in our filing for bankruptcy protection, or the perception that we may not be able to meet our obligations in the future, could adversely affect our ability to obtain adequate financing and our relationships with our customers, as well as our ability to retain or attract high-quality employees.

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

Additionally, we typically negotiate transportation contracts on a different time frame than our contracts for insurance and our transportation contracts are typically fixed price contracts. As a result, we were unable to absorb increases in insurance and other operating expenses in recent years. Our inability to pass on changes in underlying costs was a significant reason for our seeking protection from creditors in our Chapter 11 bankruptcy case. We cannot assure you that such increases in insurance and other expenses will not happen again in the future. See "Business—Risk Management and Insurance."

Fluctuations in the cost of fuel could adversely affect our business.

We operated a fleet of approximately 5,500 vehicles as of June 30, 2008 and consume substantial quantities of fuel for our operations. Our fuel costs for the year ended June 30, 2008 were approximately $30.3 million as compared to $21.8 million for the year ended June 30, 2007. Historically, we have been unable to pass through most increases in the price of fuel to the school districts we service. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel and we may seek to do the same in the future. Based on our current operations, an increase in fuel costs of 10 cents per gallon will increase our cost of fuel purchased by approximately $0.9 million on an annual basis. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs.

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

Some of our school bus transportation contracts may be terminated due to factors beyond our control, such as decreases in funding for our customers. Paratransit contracts may be cancelled on short notice at the option of our customers. In addition, the number of school buses to be provided under our contracts may decrease, and hence the revenues generated under such contracts may decrease based on the requirements of our customers. Although we believe we have established strong relationships with our customers, there can be no assurance that our contracts will not be affected by circumstances beyond our control.

Our fixed contract rates may not be sufficient to absorb future cost increases.

The school bus transportation industry is characterized by fixed price contracts between transportation companies and municipalities, or school districts whereby changes in underlying costs to transportation companies are not automatically passed along to the customer. Our inability to pass on our insurance costs was a significant reason for our seeking protection from our creditors in our Chapter 11 bankruptcy case. Our contracts for school bus transportation and paratransit services have average terms of one to five years. We set contract rates when we enter into such contracts, often before other expenses have been firmly established, for the duration of the transportation contract, and before we have complete knowledge of the costs of insurance, labor and other expenses. After we have established contract rates, we may be unable to adjust them for cost increases in insurance, labor and other expenses. We have been able to leverage our relationships with our customers to achieve high contract renewal rates with price increases and obtain concessions in some existing contracts to absorb cost increases to maintain profitability levels. We cannot assure you that the price increases in our contracts will be sufficient to absorb any cost increases in the future or that we will be able to obtain concessions in existing contracts to absorb cost increases in the future.

We may incur additional labor costs due to labor unions and collective bargaining agreements.

As of June 30, 2008, approximately 81% of our employees were members of various labor unions. At that date we were party to 31 collective bargaining agreements, of which four agreements, covering approximately 400 employees, have already expired. 20 agreements, covering approximately 4,300 employees will expire over the next two years (including three labor agreements with Local 1181 that will expire on June 30, 2009 that will effect approximately 2,700 employees), with the remainder to expire over the next three to five years. Although no assurance can be given, we do not believe that the expiration of such collective bargaining agreements will have a material adverse effect on our labor costs. No assurance can be given as to the outcome of negotiations with the representatives of the unionized employees.

Our labor contracts are not necessarily for the same terms as our revenue contracts. Although we believe that historically we have had satisfactory labor relations with our employees and their unions, our inability to negotiate acceptable union contracts in the future or a deterioration of labor relations could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members, which would have a material adverse effect on us. In addition, labor shortages in selected markets could materially adversely affect our ability to enter or expand in such markets. There can be no assurance that we will not have a strike or work stoppage in the future. See "Business—Employees."

Several officers of Local 1181 have been convicted of engaging in criminal activity including the extortion of student transportation companies. We have been informed by the US Attorney’s office that we are not a target or subject of its investigation. No assurance can be given that the change in the union leadership will not have a material averse effect on the Company’s labor relations.

We may be adversely affected by a shortage of qualified drivers and possible resulting increase in labor costs.

As of June 30, 2008, we had approximately 7,600 employees to provide transportation services, including approximately 5,400 drivers. We require our drivers to complete a thorough and comprehensive training process and to satisfy federal and state requirements. There may be a shortage of qualified drivers due to factors that are beyond our control, such as competition from other available employment opportunities, including opportunities outside the industry in which we operate. As a result, we may be required to increase driver compensation to attract and retain a sufficient number of qualified drivers to service existing routes or possible future expansion routes, and such increases may be material. Even if we are able to offer significant increases in an amount acceptable to us, there is no assurance that we will be able to meet all of our needs for qualified drivers. An inability to do so could affect our ability to provide services as required on existing business and prevent us from obtaining future business.

We may be adversely affected by environmental requirements.

Our operations are subject to extensive and constantly evolving federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing air emissions, wastewater discharges, the storage and handling of chemicals and hazardous substances and the remediation of contaminated soil and groundwater. Additional expenditures, beyond those currently included in capital and operating budgets, may be incurred in order to comply with either new environmental legislation and regulations, new interpretations of existing laws and regulations or more rigorous enforcement of such laws and regulations. It is not possible to predict whether these new expenditures will be material. We may also be subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that we own or operate and at other properties where we or our predecessors have operated or arranged for the disposal of hazardous substances. We are not presently aware of any such liabilities or environmental compliance obligations that we believe will have a material adverse effect on our business or operations. However, we cannot make assurances that such liabilities or compliance obligations will not increase in the future or will not become material. See "Business — Environmental Matters."

We may be adversely affected by current and new governmental laws and regulations.

We are required to comply with laws and regulations relating to safety, driver qualifications, insurance and other matters promulgated by various federal and state regulatory agencies including, among others, state motor vehicle agencies, state departments of education, the Federal Highway and Safety Administration, the National Highway Traffic Safety Administration and the Occupational Safety and Health Administration. We are also required to comply with certain statutes, such as the Americans with Disabilities Act. We have incurred, and expect to incur, costs for our operations to comply with these legal requirements, and these costs could increase in the future. Many of these legal requirements provide for substantial fines, orders, including orders to cease operations, and criminal sanctions for violations. Although we believe we are in material compliance with applicable safety laws and regulations, it is difficult to predict the future development of such laws and regulations or their impact on our business or results of operations. We anticipate that standards under these types of laws and regulations will continue to tighten and that compliance will require increased capital and other expenditures. Furthermore, we cannot predict whether new laws or regulations will be adopted and, if adopted, no assurance can be given that the implementation of such laws or regulations and any additional compliance costs associated therewith will not have a material adverse effect on us. Also, a significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine or any other liability in excess of, or not covered by, our insurance could adversely affect our business, financial condition and results of operations. See "Business—Government Regulation."

We have significant capital expenditure requirements.

In order to maintain our school bus fleet, we will be required to make significant capital expenditures. We normally make non-vehicle capital expenditures of approximately $5 million annually, plus capital expenditures for vehicles, which amount varies from year to year depending on our company's needs and business conditions. For the years ended June 30, 2007 and June 30, 2008 the majority of our new vehicle requirements were financed though operating leases. For the fiscal years ended June 30, 2006, 2007 and 2008, we made total capital expenditures of $6.5 million ($1.4 million of vehicle capital expenditure), $18.2 million ($13.7 million of vehicle capital expenditure including $12.1 million buy out of existing operating leases in May 2007) and $10.8 million ($5.9 million of vehicle capital expenditure), respectively. There can be no assurance that cash flow from operations will enable us to acquire a sufficient number of new vehicles or make capital expenditures necessary to implement any expansion of service. If we are required to obtain additional financing, there can be no assurance that we can obtain financing on terms acceptable to us. Our inability to procure the financing necessary to acquire additional school buses or make needed capital improvements could delay or prevent us from implementing our business strategy and would have a material adverse effect on us. See "Business—Fleet Management and Maintenance."

We depend on management and key personnel.

Domenic Gatto, who is our Chief Executive Officer and President, is key to our management and direction. The loss of the services of Mr. Gatto could have a material adverse effect on us, and there can be no assurance that we would be able to find a replacement for Mr. Gatto with the equivalent business experience and skills. Mr. Gatto's current employment contract with us expires in December 2009, which is subject to renewal at our option.

The interests of our significant shareholders may be different than your interests.

As of June 30, 2008, GSC beneficially owned 83.9% of AETG's outstanding common shares. AETG owns 91.6% of our issued and outstanding common shares on a fully diluted basis. Pursuant to a stockholders agreement for AETG's common shares, GSC is entitled to designate a majority of the directors to AETG's board of directors so long as it beneficially owns at least 35% of AETG's outstanding common shares. As a result, the directors appointed by GSC are in a position to control all matters affecting AETG and our company. Such concentration of ownership may have the effect of preventing a change in control. Further, as a result, GSC will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our shareholders. The interests of our significant shareholder may not be fully aligned with and could conflict with, the interests of the holders of our Senior Secured Notes due 2012 (the “notes”).

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

In particular, the school bus transportation industry is undergoing significant consolidation that has intensified the competition for contracts and acquisitions. From time to time, we make inquiries with respect to possible acquisitions and from time to time have received inquiries with respect to a possible acquisition of our company. Whether such inquiries will result in further communications, or ultimately, an acquisition, has depended and will depend upon the facts and circumstances in each case. Any failure to compete effectively could have a material adverse effect on us. See "Business—Competition" and "Business—Business Operations—School Bus Operations."

Our business is subject to seasonality and fluctuations in quarterly operating results.

The school bus transportation operation, which accounted for at approximately 89.0% of our revenues from operations for each of the last three fiscal years, is seasonal in nature and generally follows the pattern of the school year, with sustained levels of business during the months of September through June. As a result, we have experienced, and expect to continue to experience, a substantial decline in revenues from late June through early September. Our quarterly operating results have also fluctuated due to a variety of factors, including variation in the number of school days in each quarter (which is affected by the timing of the first and last days of the school year, holidays, the month in which spring break occurs and adverse weather conditions, which can close schools) and the profitability of our other operations. In particular, historically we have generated operating losses during the first quarter of each fiscal year. Consequently, interim results are not necessarily indicative of the full fiscal year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Factors Relating to the Notes

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

As of June 30, 2008, we had total indebtedness of $193.0 million (net of unamortized original issue discount of $2.1 million). Our substantial indebtedness could have important consequences to you and our company and significant effects on our business, including the following:

•
make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness and contractual and commercial commitments and, if we fail to comply with these requirements, an event of default could result;

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

Based on our current level of operations and anticipated operating improvements, we believe that our cash flow from operations, available cash and available borrowings under our Amended and Restated Credit Facility should be adequate to meet our liquidity needs for the next year. However, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended and Restated Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.

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

We sustained net losses of $29.6 million, $17.1 million and $34.4 million for the fiscal years ended 2006, 2007, and 2008, respectively. Future losses could adversely affect our ability to fund planned capital expenditures and to make payments on the notes. As a result, you could lose all or part of your investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The proceeds from the sale of the first lien collateral may not be sufficient to pay all amounts owed on the notes. The first lien collateral may be less liquid than the second lien collateral. Additionally, the amount to be received upon the sale of such collateral will depend on many factors, as more fully described in the risk factor ‘‘—The collateral securing the notes may be reduced or diluted under certain circumstances.’’ We cannot assure you that the liquidation value of the first lien collateral would be adequate to repay the principal amount of, or premium, if any, and any accrued and unpaid interest on all of the outstanding notes.

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

We have not performed any recent appraisals on the value of the collateral. The book value of the collateral should not be relied on as a measure of realizable value for such assets. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our existing operating businesses. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or of significant value. Also, an entity that forecloses on the real property comprising a portion of the collateral is potentially liable for environmental claims. See the risk factor ‘‘—Because the collateral includes real property, the holders of the notes may be liable under limited circumstances for environmental claims related to real property.’’ In addition, the collateral is located in a number of locations, and the multi-jurisdictional nature of any foreclosure on the collateral may limit the realizable value of the collateral.

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

The indenture governing the notes requires us to issue, and, in certain circumstances, permits us to issue thereunder and without limitation on the maximum principal amount, additional notes on substantially identical terms as the notes. Any additional notes subsequently issued will be secured equally and ratably with the outstanding notes. The issuance of additional notes will have the effect of diluting the value of the security interest in the first lien collateral and second lien collateral for then outstanding notes. Such dilution will reduce your pro rata share of any proceeds from the sale of any first lien collateral and second lien collateral.

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

A portion of the collateral securing the notes and the guarantees is comprised of real property. The real property portion of the collateral may be subject to known and unforeseen environmental risks. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, a lender may be held liable for the costs of remediating or preventing releases, or threatened releases, of hazardous substances at mortgaged property if the lender takes title to the property by foreclosure, or even if the lender does not foreclose, but exercises actual control over operations or decision-making. However, the 1996 amendments to CERCLA established certain protections from such liability for lenders who do not act as owners or operators of the property. A lender who holds indicia of ownership, such as title or rights of access and inspection, primarily to protect its security interest, or who forecloses and then re-sells or re-leases a property in which it holds a security interest within a commercially reasonable time, is not liable as an owner or operator under CERCLA unless that lender participates in the management of the property. Participation in management is generally interpreted to mean exercising actual control or decision-making authority over general operations or over environmental compliance at the facility. There may also be other bases for lender liability, such that a lender’s involvement in operational decisions or environmental compliance matters may create liability under the common law or other environmental statutes, both state and federal. A lender’s CERCLA liability is not limited by the value of the secured interest and could extend to the entire cost of the remediation. As a result, a holder of the notes who is determined to be an owner or operator of real property securing the notes may have joint and several liability in a cost recovery or contribution action under CERCLA. This liability would not be limited by the principal amount of the notes held by the holder of the notes or the value of the real property. See ‘‘Business—Environmental Matters.’’

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

Additionally, applicable federal bankruptcy laws generally permit a debtor to continue to retain and to use collateral, even if the debtor is in default under the applicable debt instruments, provided that the secured creditor is given ‘‘adequate protection.’’ The interpretation of the term ‘‘adequate protection’’ may vary according to circumstances, but it is intended, in general, to protect the value of the secured creditor’s interest in collateral. Because the term ‘‘adequate protection’’ is subject to varying interpretation and because of the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) whether payments under any of the notes would be made following commencement of and during a bankruptcy case, (2) whether or when the lenders under the Amended and Restated Credit Facility could foreclose upon or sell any collateral or (3) whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral under the doctrine of ‘‘adequate protection.’’ Furthermore, in the event a bankruptcy court were to determine that the value of the collateral was not sufficient to repay all amounts due on the notes, the holders of such notes would become holders of ‘‘under-secured claims.’’ Applicable federal bankruptcy laws generally do not permit the payment or accrual of interest, costs and attorneys’ fees for ‘‘under-secured claims.’’

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

Upon the occurrence of a specified change of control, each holder of notes will have the right to require us to repurchase all or a portion of such holder’s notes at a price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. However, our ability to repurchase the notes upon a change of control may be limited by the terms of our then existing contractual obligations and the obligations of our subsidiaries. In addition, the occurrence of a change of control is expected to require the repayment of borrowings under our Amended and Restated Credit Facility. There can be no assurance that we will have the financial resources to repay amounts due under our Amended and Restated Credit Facility, or to repurchase or redeem the notes. If we fail to repurchase all of the notes tendered for purchase upon the occurrence of a change of control, this failure will constitute an event of default under the indenture. See the risk factor ‘‘—Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes’’ above.

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

The change of control provision may not necessarily afford the holders protection in the event of a highly leveraged transaction, including a reorganization, restructuring, merger or other similar transaction involving us that may adversely affect the holders, because these transactions may not involve a shift in voting power or beneficial ownership or, even if they do, may not involve a shift of the magnitude required under the definition of ‘‘change of control’’ under the indenture to trigger these provisions. Except as upon a “change of control” under the indenture, the indenture does not contain provisions that permit the holders of the notes to require us to repurchase or redeem the notes in the event of a takeover, recapitalization or similar transaction.

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

There is no or only a limited public trading market for the notes, and holder’s ability to sell the notes is limited.

There is no existing public market for the notes. No assurances can be made that any liquid market will develop for the notes or that holders of the notes will be able to sell their notes, and no assurances can be made concerning the price at which the holders will be able to sell their notes. Future trading prices of the notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities. Accordingly, no market for the notes may develop, and any market that develops may not persist. We did not apply for listing of the notes on any securities exchange or other market, other than on PORTAL. The liquidity of the trading market and the trading price of the notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally. As a result, holders may be required to bear the financial risk of their investment in the notes indefinitely.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

Our subsidiaries provide services from approximately 50 facilities for buses (of which five are owned) in seven states. The facilities are utilized for repair and maintenance and/or administrative purposes. We believe that our facilities are adequate to service our present business and the currently anticipated expansion of existing operations.

The following table details the facilities that we own and our material leased facilities, used for our school bus operations and paratransit and transit operations.

Location	Ownership	Sq. Ft.

Medford, NY	Owned	280,000
Oceanside, NY	Owned	220,000
South Hampton, NJ	Owned	210,000
Ridgewood, NY	Owned	203,158
Setauket, NY	Owned	68,000
Maspeth, NY	Leased	120,000
Los Angeles, CA	Leased	159,587
Staten Island, NY	Leased	144,292
St. Louis, MO	Leased	244,000
Jamaica, NY	Leased	225,000
Bronx, NY	Leased	223,000
Brooklyn, NY	Leased	186,840
Bronx, NY	Leased	147,000
Bronx, NY	Leased	208,000

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 30, 2008 our authorized capital stock consisted of 1,303,200 common shares, par value $.01 per share, based upon an amendment to our certificate of incorporation, effective April 21, 2004, whereby we split our authorized capital stock. AETG owns 945,263 shares of our common stock. In May 2008, we issued 87,030 common shares, representing 8.4% of our then outstanding common shares, pursuant to the timely exercise of warrants which had been issued in connection with our previously outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008 (collectively, the “Old Notes”). In July 2008, we issued 20,362 common shares pursuant to the exercise of warrants which had been issued in connection with out previously outstanding third priority senior secured notes. As of June 30, 2008, GSC and its affiliates owned 83.9% of outstanding common shares of AETG. There is no established public trading market for the Company’s common shares.

Holders of outstanding common shares are entitled, for each share held, to one vote upon each matter submitted to a vote at a meeting of our shareholders.

Holders of our common shares are entitled to receive a pro rata share of dividends when, as and if declared by us out of funds legally available for the payment of dividends and to participate pro rata in liquidating distributions. Our ability to pay dividends is limited by agreements governing our indebtedness, including the notes and our Amended and Restated Credit Facility.

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

AETG

AETG is authorized to issue 1,650,000 common shares, par value $0.001 per share. As of June 30, 2008, 128,240 common shares of AETG have been issued and are outstanding.

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

AETG is authorized to issue 500,000 preferred shares, par value $0.001 per share, of which 100,000 shares have been designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). As of June 30, 2008, 75,543.58 shares of Series E Preferred Stock were outstanding.

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

Item 6. Selected Financial Data.

You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

We derived the Statement of Operations Data and the Other Financial Data for the years ended June 30, 2006, 2007 and 2008 and the Balance Sheet Data as of June 30, 2007 and 2008 from our audited financial statements included elsewhere in this 10-K. We derived the Statement of Operations Data for the years ended June 30, 2004 and June 30, 2005 and the Balance Sheet Data as of June 30, 2004, 2005 and June 30, 2006 from our audited financial statements that are not included in this Form 10-K.

	Fiscal Year Ended June 30,
	2004	2005	2006	2007	2008
		(Dollars in thousands)

Statement of Operations Data:
Revenues:
School bus operations	$321,466	$319,605	$368,065	$381,968	$386,297
Paratransit and transit operations	42,055	44,071	45,993	46,849	47,231
Total revenues	363,521	363,676	414,058	428,817	433,528
Cost of operations:
Cost of operations—school bus operations	285,650	299,854	330,738	338,914	355,682
Cost of operations—paratransit and transit operations	34,988	38,603	39,504	41,619	41,923
General and administrative	17,927	17,858	19,055	17,861	17,804
Depreciation and amortization	26,287	25,029	28,199	19,093	19,024
Contract rights impairment	5,463	959	—	—	268
Income (loss) from operations	(6,794)	(18,627)	(3,440)	11,330	(1,173)
Other income (expense):
Interest expense(1)	(25,196)	(23,514)	(25,941)	(34,759)	(33,349)
Reorganization costs(2)	(11,177)	(566)	(569)	(80)	(82)
Forgiveness of indebtedness income(3)	101,493	—	—	—	—
Other	49	363	401	492	210
Income (loss) before income taxes and discontinued operations	58,375	(42,344)	(29,549)	(23,017)	(34,394)
Benefit from (provision for) income taxes	(477)	214	—	300	35
Income (loss) before discontinued operations	57,898	(42,130)	(29,549)	(22,717)	(34,359)
Income (loss) from discontinued operations	(1,080)	(296)	(2)	5,613	—

Net income (loss)	$56,818	$(42,426)	$(29,551)	$(17,104)	$(34,359)

	As of June 30,
	2004	2005	2006	2007	2008
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$3,742	$6,835	$501	$6,882	$2,683
Accounts receivable, net	46,971	44,832	46,085	50,787	48,422
Property, plant and equipment, net	149,078	124,522	93,478	91,982	83,042
Total assets	256,330	247,005	213,426	206,726	180,054
Total debt	139,041	166,460	163,048	191,663	192,958
Shareholders’ equity (deficit)	66,480	24,977	(33)	(17,088)	(51,596)

(1)	Contractual interest was $32.6 million for the fiscal year ended June 30, 2004.

(2)
For the fiscal year ended June 30, 2004 reorganization costs consisted primarily of fees for both our restructuring advisors and our creditors' restructuring advisors and legal counsel. For the fiscal years ending June 30, 2005, 2006 and 2007 reorganization costs were primarily legal counsel and United States trustee fees.

(3)
As a result of our plan of reorganization becoming effective, liabilities that were subject to compromise were settled, which resulted in the recognition of forgiveness of indebtedness income based upon the estimated settlement amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the "Selected Financial Data" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

General

We are the third largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with 104 school districts in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. For fiscal year 2008, we had a contract to provide paratransit services in New York City to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of June 30, 2008, we operated a fleet of approximately 5,500 vehicles operating from approximately 50 facilities.

School bus transportation services accounted for 88.9%, 89.1% and 89.1% of our revenues from operations in our fiscal years ended June 30, 2006, 2007 and 2008, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

The daily price charged per vehicle varies, depending upon a wide range of factors including (1) vehicle type (standard school buses, minivans, or vehicles with wheelchair lifts), (2) the nature of service to be provided (transportation of regular enrollment students or transportation of physically or mentally challenged students), (3) special requirements of a particular school district concerning age of vehicles and/or upgrades on equipment and (4) the cost of labor. Wages and related labor costs are the most significant factors in our cost structure. In urban areas, particularly those with a strong union presence, the cost of providing school bus transportation is substantially greater than in suburban and rural areas, where wages are generally lower. As a result, prices paid by school districts vary accordingly.

School bus transportation revenues have historically been seasonal, based on the school year and holiday schedules. During the months of September through June, our fleet of school buses has been generally fully utilized. Historically, during the summer months, only a portion of our school buses have been required to fulfill our summer contracts for school and camp activities and special trips.

The paratransit and transit services operations accounted for 11.1%, 10.9%, and 10.9% of our revenues from operations in our fiscal years ended June 30, 2006, 2007 and 2008, respectively. The terms of our paratransit contracts initially range from one to five years. The contracts are awarded by public transit systems through a public bidding or RFP process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges. The method of contract compensation also varies.

The principal elements of our cost of operations are wages and related labor costs, fuel, parts, vehicle insurance, workers' compensation insurance and rent. Historically, the vast majority of our cost of operations have varied directly in proportion to revenues As of June 30, 2008, approximately 81% of our employees were members of various labor unions. At that date we were party to 31 collective bargaining agreements, of which four agreements, covering approximately 400 employees, have already expired. 20 agreements, covering approximately 4,300 employees will expire over the next two years (including three labor agreements with Local 1181 that will expire on June 30, 2009 that will effect approximately 2,700 employees), with the remainder to expire over the next three to five years. We believe that our relations with employees are satisfactory.

General and administrative expenses include costs primarily associated with our headquarters in Staten Island, New York, as well as terminal office and managerial salaries. We believe that we currently have sufficient staff to support anticipated revenue levels. Cost increases are anticipated to be offset somewhat as our business grows and we realize economies of scale by spreading the cost of the administrative staff and facilities over a larger revenue base.

Results of Operations

	Year Ended June 30,
	2006		2007		2008
	(Dollars in millions)

Revenues	$414.1	100.0%	$428.8	100.0%	$433.5	100.0%
Cost of operations	370.2	89.4%	380.5	88.7%	397.6	91.7%
General and administrative	19.1	4.6%	17.9	4.2%	17.8	4.1%
Depreciation and amortization	28.2	6.8%	19.1	4.5%	19.0	4.4%
Contract rights impairment	—	—	—	—	0.3	0.1%
Income (loss) from operations	(3.4)	(0.8)%	11.3	2.6%	(1.2)	(0.3)%
Interest expense	25.9	6.3%	34.8	8.1%	33.3	7.7%
Loss before discontinued operations	$(29.5)	(7.1)%	$(22.7)	(5.3)%	$(34.4)	(7.9)%

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Revenues. Revenues from school bus operations were $386.3 million for the year ended June 30, 2008 compared to $382.0 million for the year ended June 30, 2007, an increase of $4.3 million, or 1.1%. This increase was due to $7.0 million of price increases, $4.1 million in new contracts and $1.5 million increase in DOE escort cost reimbursement revenue partially offset by a reduction of service requirements of $4.6 million, due primarily to one less DOE revenue day and a reduction in DOE routes, a reduction of $0.4 million in summer revenues and $3.3 million in lost contracts.

Revenues from paratransit and transit operations were $47.2 million for the year ended June 30, 2008 compared to $46.8 million for the year ended June 30, 2007, an increase of $0.4 million or 0.8%. This increase was primarily due to price increases and an increase in charter revenue offset partially by a reduction of service requirements due to a ten day labor strike that affected our paratransit operations in December 2007.

Cost of Operations. Cost of operations of school bus operations was $355.7 million for the year ended June 30, 2008 compared to $338.9 million for the year ended June 30, 2007, an increase of $16.8 million or 4.9%. This increase was primarily due to a $7.6 million increase in fuel expense, a $7.2 million increase in salaries and wages and $2.4 million in health and welfare costs primarily under our New York City labor contract, partially offset by a $1.0 million decrease in vehicle insurance expense. Salaries and wages were $192.7 million for the year ended June 30, 2008 compared to $185.5 million for the year ended June 30, 2007, an increase of $7.2 million or 3.9% due to contractual wage increases partially offset by fewer routes. As a percentage of revenues, salaries and wages increased to 49.9% for the year ended June 30, 2008, from 48.6% for the year ended June 30, 2007. As a percentage of revenues, cost of operations increased to 92.1% for the year ended June 30, 2008, from 88.7% for the year ended June 30, 2007.

Cost of operations of paratransit and transit operations were $41.9 million for the year ended June 30, 2008 compared to $41.6 million for the year ended June 30, 2007, an increase of $0.3 million or 0.7%. This increase was primarily due to a $0.9 million increase in fuel expense partially offset by a $0.6 million decrease in driver wages, due primarily to a decrease in driver overtime and a ten day labor strike that affected our paratransit operations in December 2007, partially offset by an increase in charter revenue. As a percentage of revenues, salaries and wages decreased to 49.5% for the year ended June 30, 2008, from 50.6% for the year ended June 30, 2007. As a percentage of revenues, cost of operations were 88.8% for the years ended June 30, 2007 and 2008.

General and administrative expenses. General and administrative expenses from school bus operations were $15.1 million for the year ended June 30, 2008 compared to $15.0 million for the year ended June 30, 2007, an increase of $0.1 million or 0.2%. This increase was primarily due to increases in bad debt expense and professional fees partially offset by a decrease in administrative payroll. As a percentage of revenues, general and administrative expenses were 3.9% for the years ended June 30, 2007 and 2008.

General and administrative expenses from paratransit and transit operations were $2.7 million for the year ended June 30, 2008 compared to $2.8 million for the year ended June 30, 2007, a decrease of $0.1 million or 3.1%. This decrease was primarily due to a decrease in administrative payroll and fringe benefits. As a percentage of revenues, general and administrative expenses decreased to 5.8% from 6.0% for the year ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization expense from school bus operations was $17.6 million for the year ended June 30, 2008 compared to $17.7 million for the year ended June 30, 2007, a decrease of $0.1 million or 0.5%. This decrease was primarily due to the Company having lower depreciation expense for the year ended June 30, 2008 as some of the assets are now fully depreciated.

Depreciation and amortization expense from paratransit and transit operations was $1.4 million for the years ended June 30, 2007 and 2008.

Income (loss) from operations. Loss from school bus operations was $2.3 million for the year ended June 30, 2008 compared to $10.4 million of income from operations for the year ended June 30, 2007, an increase in loss from operations of $12.7 million, due to the net effect of the items discussed above.

Income from paratransit and transit operations was $1.1 million for the year ended June 30, 2008 compared to $1.0 million for the year ended June 30, 2007, an increase of $0.2 million, due to the net effect of the items discussed above.

Interest expense. Interest expense was $33.3 million for the year ended June 30, 2008 compared to $34.8 million for the year ended June 30, 2007, a decrease of $1.4 million, or 4.1%. This decrease was primarily due to a $6.2 million reduction of amortization of deferred financing charges and original issue discount and a $3.5 million reduction for a prepayment penalty on the redemption of the Old Notes in fiscal year 2007, partially offset by a $6.7 million change in the fair market value of interest rate swap expense and $1.6 million of other increases in interest expense, primarily due to increases in long-term debt.

Reorganization costs. Reorganization costs were $0.1 million for the years ended June 30, 2007 and 2008.

Loss before benefit from income taxes and discontinued operations. Due to the net effect of the items discussed above we experienced a loss before a benefit from income taxes and discontinued operations of $34.4 million for the year ended June 30, 2008, compared to a loss of $23.0 million for the year ended June 30, 2007, an increase in loss of $11.4 million.

Gain from discontinued operations. We experienced a gain from discontinued operations of $5.6 million from the sale of T-NT Bus Service Inc. for the year ended June 30, 2007. There was no gain or loss from discontinued operations for the year ended June 30, 2008.

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

General and administrative expenses. General and administrative expenses from school bus operations were $15.0 million for the year ended June 30, 2007 compared to $16.7 million for the year ended June 30, 2006, a decrease of $1.7 million or 10.0%. This decrease was primarily due to decreases in administrative payroll including a $0.5 million contract renewal bonus paid to certain executives in connection with the extension agreement with the DOE and $0.2 million in executive severance pay and $0.5 million in costs for establishing vehicle lease financing facilities for the year ended June 30, 2006. As a percentage of revenues, general and administrative expenses decreased to 3.9% from 4.5% for the year ended and June 30, 2006.

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

Liquidity and Capital Resources

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

The Company operated a fleet of approximately 5,500 vehicles as of June 30, 2008 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $0.9 million on an annual basis.

Capital expenditures for the fiscal years ended June 30, 2007 and June 30, 2008 totaled $18.2 million and $10.8 million, respectively. Vehicle capital expenditures accounted for $13.7 million (including $12.1 million for the buyout of operating leases) and $5.9 million for the fiscal years ended June 30, 2007 and 2008, respectively. The Company has met substantially all of its vehicle capital expenditures requirements by the use of operating leases. The Company’s vehicle lease expense was $15.1 million for the fiscal year ended June 30, 2008 compared to $14.4 million for the fiscal year ended June 30, 2007, an increase of $0.7 million. The Company anticipates capital expenditures of approximately $7 million (including approximately $5 million of non-vehicle capital expenditures) for fiscal 2009 and an increase in vehicle lease expense of approximately $3.3 million.

On May 15, 2007 the Company issued $185.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “notes”). The notes were issued with an original issue discount of $2.8 million, which is being amortized over the term of the notes. The net proceeds of the notes were used to repay $116.3 million of our previously outstanding Old Notes, $15.5 million of the third-priority senior secured notes, $4.9 million of the senior unsecured notes, repayment of a $3.5 million letter of credit advance, $1.6 million of PIK interest converted into debt, $12.1 million for the buyout of vehicle operating leases and $4.8 million for outstanding administrative priority claims. The balance was used for other corporate purposes.

Effective as of May 15, 2007, we entered into an interest swap agreement (the “Swap”) to reduce our exposure to interest rate fluctuations on the notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% is required to be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for "Cash Flow Hedge Accounting" treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The reduction in the fair market value of this interest swap agreement of approximately $6.2 million is reflected as an addition to interest expense for the year ended June 30, 2008.

Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility and in connection therewith total reserves of approximately $6.8 million, $6.7 million, $7.4 million and $7.8 million for June 2008, July 2008, August 2008 and September 2008, respectively, were established against our borrowing base. In February 2008, our senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant (see Note 7 (b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-K) to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective from January 1, 2008 until February 15, 2009. Until August 28, 2008, excess availability was required to be at least $5.0 million at all times during the period from July 1 to August 31 of any year, and $8.0 million for the balance of the fiscal year. As of August 28, 2008, the senior credit facility was amended to extend the period where excess availability required is $5.0 million from August 31 of any year to September 15 of any year. As of September 25, 2008, the senior credit facility was further amended such that the excess availability requirement is as follows: (i) $5,000,000 at all times during the period from July 1, 2008 to September 15, 2008, (ii) $8,000,000 at all times during the period from September 16, 2008 to September 30, 2008, (iii) $4,500,000 at all times during the period from October 1, 2008 to July 31, 2009, (iv) $4,000,000 at all times during the period from August 1, 2009 to September 15, 2009, (v) $4,500,000 at all times during the period from September 16, 2009 to November 1, 2009, (vi) $8,000,000 at all times during the period from November 2, 2009 to June 30, 2010, (vii) $5,000,000 at all times during the period from July 1 to September 15 of any year (commencing in 2010), and (viii) $8,000,000 at all times during the period from September 16 of any year (commencing in 2010) through June 30 of the immediately following year. Based upon these amendments, the Company did not need to test the EBITDA covenant through September 26, 2008.

Concurrently with the issuance of the notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia Bank, National Association (“Wachovia”) as agent, to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letters of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains customary events of default and contains a minimum last 12 month (“LTM”) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The LTM EBITDA was $18.3 million as of June 30, 2008, but was not tested because the Company met the availability requirements.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Our senior lender has established borrowing base reserves of approximately $6.8 million, $6.7 million, $7.4 million and $7.8 million for June 2008, July 2008, August 2008 and September 2008, respectively, in connection with our Swap (see Note 2 to Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). Loans under the facility bear interest at the prime rate (the prime rate at June 30, 2008 was 5%). Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 and is required to pay a servicing fee of $10,000 per month, plus pay a monthly fee of 0.5% on any unused portion of its Amended and Restated Credit Facility.

In December 2007, one of the Company’s insurance carriers issued us approximately $9.0 million in credits, representing retrospective adjustments for various years, by offsetting approximately $2.2 million of current premiums due in January 2008, returning funds of $6.0 million and adding $0.8 million to our cash collateral account. In addition, the insurance company did not renew a $0.7 million letter of credit held as collateral. This letter of credit was collateralized by restricted cash which became available for working capital. The transaction had no effect on the Company’s consolidated statements of operations for the year ended June 30, 2008 and has no impact on future insurance expense.

Under the terms of our contract with the DOE (our largest customer) the Company will receive a CPI increase of 4% for the fiscal year ending June 30, 2009. However, a reduction in the number of routes or a change in the configuration of routes for that year may effectively reduce this increase to less.

The Company operated a fleet of approximately 5,500 vehicles as of June 30, 2008 and uses substantial quantities of fuel in its operations. The Company’s fuel expense for the year ended June 30, 2008 was $30.3 million compared to $21.8 million for the year ended June 30, 2007, an increase of $8.5 million, or 39.2%. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $0.9 million on an annual basis. If the cost of fuel continues to increase it will have an adverse effect on the Company’s liquidity.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. Our senior lender has established borrowing base reserves of approximately $6.8 million, $6.7, $7.4 million and $7.8 million for June 2008, July 2008, August 2008 and September 2008, respectively, in connection with our Swap (see Note 2 to Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). If these reserves increase they may have a significant adverse effect on the Company’s liquidity.

The Company believes that borrowings under the Amended and Restated Credit Facility, anticipated retrospective insurance credits to be received from its insurance company together with its existing cash and cash flow from operations should be sufficient to fund the Company’s anticipated liquidity requirements for the next year. However, significant increases in the cost of fuel or other unforeseen increases in expenses could require the Company to pursue additional funding alternatives, including the sale of certain assets or operations, in order to improve its liquidity position.

LTM EBITDA was $18.3 million as of June 30, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months. If our excess availability for the purpose of testing the EBITDA covenant (see Notes 2 and 7(b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-K) falls below certain levels, this will generate a default under our Amended and Restated Credit Facility and under certain circumstances cause a cross default under the notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the Amended and Restated Credit Facility would be reclassified to a current liability.

As of June 30, 2008, total current assets were $82.6 million and total current liabilities were $30.9 million. At June 30, 2008, the Company’s debt under its $35.0 million Amended and Restated Credit Facility was $6.0 million, and it had $13.2 million of borrowing availability after $6.8 million of reserves, based on the Company’s borrowing base calculations. Approximately $9.3 million of the Company’s $10.0 million letter of credit facility was used as of the same date. On September 15, 2008, under our Amended and Restated Credit Facility the Company had a credit balance of $3.9 million, and it had $8.3 million in borrowing availability after $7.8 million of reserves, based upon the Company’s borrowing base calculations.

Net cash provided by (used in) operating activities.    Net cash provided by operating activities was $4.2 million for the year ended June 30, 2008, resulting primarily from proceeds of cash due to changes in the components of working capital of $9.9 million (primarily decrease in prepaid expenses of $6.4 million due to refunds of auto and workers’ compensation insurance loss funds) and $27.7 million of non-cash items ($21.1 million of depreciation and amortization, $6.3 million interest swap expense and $0.3 million contract right impairment), partially offset by $33.4 million used in operating activities.

Net cash used in operating activities was $12.8 million for the year ended June 30, 2007, resulting primarily from a use of cash due to changes in the components of working capital of $15.6 million and $25.8 million used in operating activities, partially offset by $28.6 million of non-cash items of depreciation, amortization and interest.

Net cash provided by (used in) investing activities. Net cash used in investing activities for the year ended June 30, 2008 was $8.7 million resulting primarily from $10.8 million of capital expenditures (including, $0.2 million directly financed with purchase money debt and $0.7 million of the acquisition cost of vehicles exchanged), less $0.6 million proceeds from sales of assets and $0.7 million decrease in restricted cash and cash equivalents.

Net cash provided by investing activities for the year ended June 30, 2007 was $2.4 million resulting primarily from $12.5 million of proceeds from the sale of assets, $3.1 million decrease in restricted cash and $5.1 million of proceeds from sales or redemptions of marketable securities, partially offset by the $18.2 million of capital expenditures. Of these, $0.6 million of capital expenditures were directly financed with purchase money debt, $12.1 million financed from the proceeds from the issuance of the notes and the balance were financed from operating cash flows.

Net cash provided by financing activities.    Net cash provided by financing activities totalled $0.3 million for the year ended June 30, 2008 primarily due to $2.9 million increase in net borrowings under our Amended and Restated Credit Facility, partially offset by $2.4 million in payments on borrowings under capital leases and purchase money mortgages.

Net cash provided by financing activities totalled $16.8 million for the year ended June 30, 2007 due primarily to $182.2 million in proceeds from the issuance of the notes partially offset by repayment of $116.3 million for our Old Notes, repayment of $15.5 million for the our previously outstanding third priority notes, repayment of $4.9 million for senior unsecured note, repayment of $3.5 million for the letter of credit advance, $14.7 million decrease in net borrowings under our Amended and Restated Credit Facility, $7.8 million in new deferred financing costs and $2.7 million in payments on borrowings under capital leases and purchase money mortgages.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table.

The following table shows our contractual obligations and commitments as of June 30, 2008, and the payments due by period.

	Payment due by period
	Total	2009	2010	2011	2012	2013	Thereafter

Actual payments:
Floating rate senior secured notes	$185,000,000	$—	$—	$—	$185,000,000	$—	$—
Amended and Restated Credit Facility	5,952,274	—	—	—	5,952,274	$—	—
Long-term debt	2,419,856	766,232	732,446	273,095	490,665	62,570	94,848
Capital lease obligations	1,898,614	1,600,811	195,825	101,978	—	—	—
Interest expense	95,962,221	24,064,500	23,995,637	23,925,199	23,583,931	211,325	181,629
Operating lease obligations—real property	40,843,086	6,242,760	5,285,608	4,758,629	3,969,808	3,731,925	16,854,356
Operating lease obligations—transportation equipment	44,558,482	13,772,616	11,458,342	6,963,012	5,285,325	3,985,839	3,093,348
Management fees—related parties	2,500,000	500,000	500,000	500,000	500,000	500,000		(1)
Priority tax claims (2)	137,389	137,389	—	—	—	—	—
Total contractual cash obligations	$379,271,922	$47,084,308	$42,167,858	$36,521,913	$224,782,003	$8,491,659	$20,224,181

(1)   The management fee to related parties has no expiration date and terminates only upon the related party ceasing to own of record any shares of the common stock issued to them.

(2)   Priority tax claims are claims of state and local governments for unpaid taxes relating to the year 2002. In accordance with federal bankruptcy law, these claims survived the Company’s chapter 11 proceedings.

AETG and our Company have entered into employment agreements with Domenic Gatto, our Chief Executive Officer and President, whose agreement provides for his continued employment with us through December 31, 2009, and Nathan Schlenker, our Chief Financial Officer, whose agreement provides for his continued employment with us through December 31, 2008. Our total base salary contractual obligations under these employment agreements include required base salary payments of $803,565, for the fiscal year ending June 30, 2009. See "—Executive Compensation” included elsewhere in this Form 10-K for more information about the terms of these employment agreements.

We have no off-balance sheet debt or similar obligations.

Quarterly Financial Information

The table below sets forth unaudited summary quarterly financial information for the Company for the last eight quarters. This information has been prepared by the Company on a basis consistent with its audited Consolidated Financial Statements and includes all adjustments that management considers necessary for a fair presentation of the results for such quarters.

	Fiscal year 2007				Fiscal year 2008
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Dollars in millions)
Revenue	$69.8	$119.0	$122.4	$117.6	$67.0	$119.4	$122.0	$125.1
Income (loss) from operations	(8.0)	7.0	6.0	6.3	(11.2)	5.0	1.3	3.7
Net income (loss)	(8.5)	(0.0)	(0.7)	(7.9)	(20.9)	(4.7)	(10.0)	1.2

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates.

We operated a fleet of approximately 5,500 vehicles as of June 30, 2008 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of 10 cents per gallon would increase our cost of fuel purchased by approximately $0.9 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel, and we may seek to do the same in the future. We currently do not have any fuel hedging agreements in place, but we continually evaluate entering into such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of June 30, 2008, our only variable rate borrowings are the notes (LIBOR plus 7.25% interest) and the Amended and Restated Credit Facility (prime rate). On May 15, 2007 we reduced our exposure to interest rate fluctuations on our notes by entering into the Swap. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. As of June 30, 2008 the fair market value of the Swap was a $5.8 million liability. Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility. As of June 30, 2008, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would have no material effect on cash flows until periods commencing April 16, 2010.

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

Transportation Contract Rights. Transportation contract rights primarily represent the value we assigned to the cost of investments in school bus companies in excess of the book value of the companies acquired. In addition, we have purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Transportation contract rights are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy of the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of the intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flow. Transportation contract rights are amortized on a straight-line basis over 12 years, which represents the Company's estimate of the average length of the contracts and expected renewal periods. We recorded an impairment charge of $0.3 million for the year ended June 30, 2008, which is included in the school bus operations segment to adjust the transportation contract rights to fair value. The requirements for this impairment charge was determined by management's evaluation that the future undiscounted cash flows attributable to the underlying assets were unlikely to exceed the carrying value of the transportation contract rights assets for a subsidiary school bus company located in New Jersey. The impairment charge was the difference between book value of the transportation contract rights and estimated fair value, determined by the estimated future cash flows. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

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

As discussed in Note 11 of Notes to Consolidated Financial Statements, we have net deferred tax assets resulting primarily from net operating losses ("NOL") that would reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is "more likely than not" that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward period. Management believes that the realization of a portion of the deferred tax assets is not considered to be more likely than not and, accordingly, has provided a valuation allowance.

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

Insurance Coverage and Reserves. Approximately 50% of the Company’s primary automobile coverage ($1 million per occurrence) and all of the Company’s workers’ compensation insurance coverage (except for one subsidiary which has “First Dollar” coverage) is administered through a third-party insurance company. The Company funds, through monthly installments, loss funds specified by the insurance company, plus fronting charges. These loss funds are used to pay up to the first $500,000 of each loss. Operating costs are charged and prepaid assets are reduced by estimated claim losses and fronting charges. The charges are based upon estimated ultimate liability related to these claims and differ from period to period due to claim payments, and settlement practices as well as changes in development factors due to the assumed future cost increases and discount rates. On a quarterly basis, the Company receives from the insurance company estimates of selected ultimate losses that are based on actuarial analysis. Charges to operations are then adjusted to reflect these calculations.

For the years ended June 30, 2006 2007 and 2008, the Company recorded adjustments related to expenses (income) changes in prior years claims estimates to its insurance expense as follows:

Year Ended	Workers Compensation	Automobile Liability

June 30, 2006	$(1,263,490)	$1,017,515
June 30, 2007	278,909	(522,204)
June 30, 2008	442,152	(447,810)

Prior to the year ended June 30, 2002, the Company self insured its deductibles and recorded reserves for these deductibles based upon estimated ultimate claim losses, including those incurred but not reported. Reserve requirements at June 30, 2008 in relation to these deductibles were $0.8 million.

Interest Rate Swap

Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on our notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the Swap does not qualify for "Cash Flow Hedge Accounting" treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of the Swap of $(461,786) is reflected as a reduction of interest expense and $6,247,854 is reflected as an increase of interest expense at June 30, 2007 and 2008, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for the fiscal year ended June 30, 2008 year for positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. The Company has assessed the impact of FIN 48 and it did not have a material effect on its consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

Item 8. Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements, which appears on page F-1 herein

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of the Company’s Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30 2008. The Company continues to review its internal control over financial reporting in order to improve its effectiveness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

The Company has engaged a consultant in connection with the process of becoming compliant under Sarbanes-Oxley section 404 (“SOX”), however there were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the members of our board of directors and our executive officers as of June 30, 2008.

Name	Age	Position

Domenic Gatto	59	Director, Chief Executive Officer and President
Nathan Schlenker	69	Chief Financial Officer
Jerome Dente	62	Chief Operating Officer, Secretary and Treasurer
Noel Cabrera	48	Executive Vice President
Peter Frank	60	Chairman of the Board
Matthew Kaufman	37	Director
Adam Draizin	38	Director

Domenic Gatto, Director, Chief Executive Officer and President. Mr. Gatto has served as Director, Chief Executive Officer and President since our formation, and has held such positions at AETG since its formation. Mr. Gatto, a Vietnam veteran, began his career in the school bus business as a bus driver and has been responsible for the development of all facets of our business.

Nathan Schlenker, Chief Financial Officer. Mr. Schlenker has been with the Company and its predecessor since 1990. During that period he has served as Executive Vice President, Secretary, Treasurer, Director of Finance and Chief Financial Officer. He was the Chief Financial Officer of the Company since its formation until 2004, at which point he assumed the duties of Director of Finance. He also served as Executive Vice President, Secretary and Treasurer of the Company and AETG from 1998 to 2004. In April 2006 he reassumed the duties of Chief Financial Officer.

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

Matthew Kaufman, Director. Mr. Kaufman has served as a Director since December 2003. Mr. Kaufman joined GSCP (NJ), Inc. in 1997, where he is currently a Managing Director. He was previously Director of Corporate Finance with NextWave Telecom, Inc. Prior to that, he was with The Blackstone Group, in the Merchant Banking and Mergers & Acquisitions departments. He is Chairman of the Board of Pacific Aerospace & Electronics, Inc. and a director of Burke Industries, Inc., Day International Group, Inc., e-talk Corporation, Safety-Kleen Corp., Waddington North America, Inc. and Worldtex, Inc. (all of which are majority owned by GSC, except Safety-Kleen Corp.). Mr. Kaufman received a B.B.A. and MACC from the University of Michigan.

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

Our board of directors consists of the same directors who sit on AETG's board of directors. Pursuant to a stockholders agreement for AETG, as more fully described under "Certain Relationships and Related Transactions-Stockholders Agreement," GSC is entitled to designate a majority of AETG's directors and the Chief Executive Officer of AETG is to be appointed as a director of AETG. Our directors serve for indefinite terms until their successors are qualified and elected.

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

The audit committee which consists of two of our current directors (Messrs. Gatto and Frank), reviews and reports to the board of directors the scope and results of audits by our outside auditor and our internal auditing staff and reviews with the outside auditors the adequacy of our system of internal controls. It reviews transactions between our directors and officers and our Company. The audit committee also recommends to the board of directors a firm of registered public accountants to serve as our outside auditors for each fiscal year, review the audit and other professional services rendered by the outside auditor and periodically review the independence of the outside auditor. While we do not currently have a director who would meet the qualification of an "audit committee financial expert" as defined in Item 401(k) to Regulation S-K, we believe that each of our current directors are financially literate. Because we do not have any securities listed on a national securities exchange, we are eligible for exemptions from provisions of the Exchange Act requiring an audit committee financial expert. We have elected to take advantage of these exemptions. We believe that our two current directors, who make up our audit committee, collectively possess the knowledge and experience needed to carry out the duties of the audit committee.

Code of Ethics

We have not adopted a code of ethics for our principal executive officer and senior financial officer. Because we do not have any securities listed on a national securities exchange, we are not required to have a code of ethics.  Furthermore, we believe that a written code of ethics is not necessary at this time because we believe our executives adhere to and follow ethical standards without the necessity of a written policy and because 89.8% of our outstanding shares are owned by AETG, members of our board are kept abreast of the activities of our executive officers.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Base Salary

Base salary is intended to reward the executive for his core competence and for services rendered by the executive. Base salaries are established based upon on the scope of the executive’s responsibilities and his relevant experience, taking into account, where available competitive market compensation paid by other companies in our industry for similar positions. However, the Company does not benchmark in establishing total compensation or material elements of total compensation such as base salary. Raises for executives, with the exception of Messrs. Gatto and Schlenker, are determined by the CEO taking into consideration the overall performance of duties by the executives including efforts and time expended in performance of these duties plus cost of living increases based upon the Consumer Price Index (the “CPI”) for the region in which the executive operates. Raises for Messrs. Gatto and Schlenker are contractually related to the CPI as more fully described under “—Employment Agreements.”

In addition all executives and any other employees who do not qualify to participate in the Company’s 401(k) plan ( generally highly compensated employees), receive, as additional base salary, 7 ½% of their annual salary (as reflected on their prior year W-2 form).

Annual Incentive Awards

With the exception of Messrs. Gatto and Schlenker, annual incentive awards are determined by the CEO and are discretionary in nature and absent of any pre-determined performance objectives.

As more fully described under “—Employment Agreements.” the annual cash incentive bonus for Messrs. Gatto and Schlenker is determined by the Company exceeding adjusted EBITDA projections established by management and accepted by the Board of Directors. Under the employment agreements, EBITDA is determined from the Company’s consolidated statement of operations. Adjusted EBITDA is determined by subtracting from EBITDA excess capital expenditures determined from the Company’s consolidated statement of cash flow in excess of projected capital expenditures determined by management and accepted by the Board of Directors. Prior to the commencement of the fiscal years June 30, 2008 and 2009, Messrs. Gatto and Schlenker have waived this incentive bonus for the fiscal year ended June 30, 2008 and for the fiscal year ending June 30, 2009.

Change in Control and Termination Benefits

For payments due to our executive officers upon a change of control or upon termination, please see “Payments Upon Change of Control or Upon Termination” below. The payments upon a change of control are intended to align the financial interests of our executive officers with those of our shareholders. In addition, the change of control benefits and the termination benefits also are intended to reward our executive officers for the years of dedicated service of such executive officers.

Benefits and Perquisites

We provide executive officers with benefits and perquisites that we believe are reasonable and consistent with those offered by other companies in our industry with whom we compete for experienced management personnel. For more information regarding benefits and perquisites for our executive officers, see “Summary Compensation Table” and the footnotes thereto.

Employment Agreements

Domenic Gatto

AETG and the Company have entered into an amended and restated employment agreement, dated as of April 18, 2007, with Domenic Gatto that provides for his continued employment with the Company through December 31, 2009. The term of Mr. Gatto’s employment may be extended each year for a period of one year at the option of the Company. Mr. Gatto was appointed Chief Executive Officer, President and Vice Chairman of the Board under the employment agreement. Under the terms of the employment agreement, Mr. Gatto receives annual compensation in the amount of $609,927 base salary, which will be increased on November 1, 2008 and each anniversary date thereafter, by the greater of 3% or the last 12 months’ increase in the consumer price index. Mr. Gatto is entitled to receive an annual bonus equal to 15% of his base salary for each fiscal year in which the Company’s actual adjusted EBITDA exceeds by 10% the projected EBITDA. The annual bonus is increased to 25% of his base salary for each year in which the actual adjusted EBITDA exceeds the projected EBITDA by 15%.  Prior to the commencement of the fiscal years 2008 and 2009, Mr. Gatto waived this incentive bonus for the fiscal year ended June 30, 2008 and for the fiscal year ending June 30, 2009. In the event of a specified change of control of AETG or the Company, Mr. Gatto will receive a cash exit bonus equal to 1.5% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. If the fair market value of all of the outstanding common stock is equal to or in excess of $50.0 million or $70.0 million, he is entitled to receive a bonus equal to 2.5% or 3.0% of the fair market value of the Company’s common stock, respectively.

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

Nathan Schlenker

AETG and the Company have entered into an amended and restated employment agreement, dated as of April 18, 2007, with Nathan Schlenker, which provides for his continued employment with the Company through December 31, 2008. The term of Mr. Schlenker’s employment may be extended each year for a period of one year at the option of the Company. The agreement covers Mr. Schlenker’s employment as our Chief Financial Officer. Mr. Schlenker receives an annual compensation of $359,285, which will be increased on November 1, 2008 and each anniversary date thereafter by the greater of 3% or the last 12 months’ increase in the consumer price index. Mr. Schlenker is entitled to receive an annual bonus equal to 15% of his base salary for each fiscal year in which the Company’s actual adjusted EBITDA exceeds by 10% the projected EBITDA. The annual bonus is increased to 25% of his base salary for each year in which the actual adjusted EBITDA exceeds the projected EBITDA by 15%. Prior to the commencement of the fiscal years 2008 and 2009, Mr. Schlenker waived this incentive bonus for the fiscal year ended June 30, 2008 and for the fiscal year ending June 30, 2009. In the event of a specified change of control of the Company or AETG, Mr. Schlenker will receive a cash exit bonus equal to 0.5% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. If the fair market value of all of the outstanding common stock is equal to or in excess of $50.0 million or $70.0 million, he is entitled to receive a bonus equal to 1.0 or 1.5% of the fair market value of the Company’s common stock, respectively.

Upon termination of Mr. Schlenker’s employment for any reason, he will receive health insurance coverage for a period of 18 months and his cash exit bonus upon a change of control. In addition, if Mr. Schlenker’s employment is terminated for any reason other than for cause, as defined in his employment agreement, due to death or permanent disability or by Mr. Schlenker without good reason, as defined in his employment agreement, he will receive severance equal to six months of his base salary. The receipt of severance upon termination of Mr. Schlenker’s employment is contingent upon his delivery of a release in favor of AETG and the Company. In addition, upon termination of Mr. Schlenker’s employment for any reason other than for cause for good reason, the Company will retain Mr. Schlenker as a consultant for a period of six months and will pay him his base salary for such six month period.

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

Payments Upon Change of Control or Upon Termination

As more fully described under “—Employment Agreements.” Messrs. Gatto and Schlenker are entitled to payments upon a change of control and upon termination of their employment, however based on the fair market value of the Company’s common shares on a fully diluted basis as of June 30, 2008 there would be no compensation that would be due to Messrs. Gatto and Schlenker in the event there was a change in control as of June 30, 2008.

The following table sets forth compensation information for our Chief Executive Officer and the three most highly compensated named executive officers under "—Directors and Executive Officers."

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		All Other Compensation ($)		Total Compensation ($)

Domenic Gatto Chief Executive Officer and President	2008 2007 2006	664,402 677,897 673,694	— — 500,000	60,800 60,800 60,800	(1) (1) (1)	77,791 — 50,000	(3) (2)	802,993 738,697 1,234,494
Nathan Schlenker Chief Financial Officer(5)	2008 2007 2006	402,002 387,788 363,825	18,000 18,000 57,500	3,000 3,000 3,000	(4) (4) (4)	— — —		423,002 408,788 424,325
Jerome Dente Chief Operating Officer, Secretary and Treasurer	2008 2007 2006	166,840 175,602 186,106	71,887 48,119 16,060	9,900 9,900 9,900	(4) (4) (4)	— — —		248,627 233,621 212,066
Noel Cabrera Executive Vice President	2008 2007 2006	161,824 164,146 156,818	34,167 40,833 27,000	9,900 9,900 9,900	(4) (4) (4)	— — —		205,890 214,879 193,718

(1)	Includes $25,800 for automobile allowance and $35,000 for life insurance allowance.

(2)	This represents a payment of $50,000 in connection with Mr. Gatto providing a personal guarantee, as required by Wachovia, to support our Amended Receivable Agreement in fiscal year 2005.

(3)
This represents a payment of $77,791 in connection with Mr. Gatto providing a personal guarantee, as required by a surety company, to support required surety bonds for a school district in fiscal year 2008.

(4)	Represents automobile allowance

(5)
Mr. Schlenker served as our Chief Financial Officer for most of the time from 1990 through May 2004. He then served as Director of Finance and in April 2006 resumed the duties of Chief Financial Officer.

FISCAL 2008 DIRECTOR COMPENSATION

The following table shows compensation paid to all directors who are not also employees during the fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Total
Adam Draizin (1)	15,000	15,000
Peter Frank	—	—
Mathew Kaufman	—	—

(1)	Mr. Draizin receives $5,000 as compensation for every Board of Directors meeting he attends.

Compensation Committee Report

We have not established a compensation committee or other board committee performing the equivalent function. As a result, our Board of Directors reviewed and discussed the “Compensation Discussion and Analysis” section with management, and has approved the inclusion of the “Compensation Discussion and Analysis” in this Annual Report on Form 10-K.

Members of the Board of Directors

Peter Frank
Domenic Gatto
Matthew Kaufman
Adam Draizin

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the common shares of the Company as of September 26, 2008, held by:

•	each person whom we know to beneficially own more than five percent of our outstanding common shares;

•	each of our directors;

•	our Chief Executive Officer and the other executive officers listed in the Summary Compensation Table under ‘‘Executive Compensation—Summary Compensation Table’’; and

•	all our directors and executive officers as a group.

The persons or entities listed below have sole voting and investment power with respect to the shares beneficially owned by them. Except as noted, the address for all persons listed below is: c/o Atlantic Express Transportation Group, Inc., 7 North Street, Staten Island, NY 10302-1205.

Common Shares of AETC Beneficially Owned
Name and Address	Beneficial Amount of Ownership	Percentage of Outstanding Class(1)
Domenic Gatto	—	—
Nathan Schlenker	—	—
Jerome Dente	—	—
Noel Cabrera	—	—
Peter Frank	—	—
Matthew Kaufman	—	—
c/o GSC Group 12 East 49th Street, Suite 3200 New York, NY 10017
Adam Draizin	—	—
Atlantic Express Transportation Group Inc.	945,263	89.8%
Goldman Sachs	83,257	7.9%
40 Hudson Street, 6th Floor Jersey City, NJ 07302
All our directors and executive officers as a group (6 persons)	—	—

(1) As of September 26, 2008, we had 1,052,655 common shares outstanding.

The following table sets forth information with respect to the beneficial ownership of the common shares of AETG as of September 26, 2008, held by:

•	each person whom we know to beneficially own more than five percent of the outstanding common shares of AETG;

•	each director of AETG;

•	AETG’s Chief Executive Officer and the other executive officers listed in the Summary Compensation Table under ‘‘Executive Compensation—Summary Compensation Table’’; and

•	all directors and executive officers of AETG as a group.

Our board of directors consists of the same members as AETG’s board of directors. The persons or entities listed below have sole voting and investment power with respect to the shares beneficially owned by them. Except as noted, the address for all persons listed below is: c/o Atlantic Express Transportation Group, Inc., 7 North Street, Staten Island, NY 10302-1205.

Common Shares of AETG Beneficially Owned
Name and Address	Beneficial Amount of Ownership	Percentage of Outstanding Class(1)
Domenic Gatto	—	—
Nathan Schlenker	—	—
Jerome Dente	—	—
Noel Cabrera	—	—
Peter Frank	—	—
Matthew Kaufman	—	—
c/o GSC Group 12 East 49th Street, Suite 3200 New York, NY 10017
Adam Draizin	—	—
GSC Group(2)	107,593	83.9%
c/o GSC Group 12 East 49th Street, Suite 3200 New York, NY 10017
Hare & Co(3).	16,397	12.8%
c/o The Bank of New York PO Box 11203 New York, NY 10286
All directors and executive officers of AETG as a group (6 persons)	—	—

(1)	As of September 26, 2008, AETG had 128,240 common shares outstanding.

(2)	GSCP II Holdings (AE), L.L.C. owns 83,776 common shares of AETG, GSC Recovery II, L.P. owns 18,133 shares and GSC Partners CDO Fund, Limited owns 5,684 shares.

(3)	In addition, Hare & Co is the holder of 16,000 common shares of the Company.

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

Transfer Restrictions

The stockholders agreement prohibits transfers of common shares except (1) to investors who join the stockholders agreement, (2) in a registered public offering, (3) pursuant to "Tag-Along Rights," which would require shareholders to include shares of holders of 10% or greater of common shares (as of the effective date of our plan of reorganization), at their option, in the event of a sale to a third party, (4) pursuant to "Drag-Along Rights," which would require shareholders to sell all or part of their common shares in the event of a sale by GSC of a majority or more of the issued and outstanding common shares, and (5) to a financial institution to secure borrowings in a bona fide pledge.

The stockholders agreement contains "Preemptive Rights," which allow shareholders the right to purchase common shares if AETG makes certain sales of common shares at less than fair market value (as determined by AETG's board of directors), allowing investors to maintain their respective ownership percentage in AETG.

Corporate Governance

The stockholders agreement provides that each shareholder thereto will vote its common shares towards the election of (i) directors nominated by GSC constituting a majority of the board so long as GSC is the record holder of at least 35% of AETG's common shares, or at least one director nominated by GSC so long as GSC is the record holder of at least 10% of AETG's common shares, and (ii) the Chief Executive Officer of AETG as a director.

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

Registration Rights

The stockholders agreement also contains registration rights for the common shares. Shareholders have "Piggyback Registration Rights," which require AETG, if it proposes to register any of its common shares under the Securities Act of 1933, as amended in connection with the offering of such shares, to register all of the shares of shareholders who request registration. GSC has three "Demand Registrations" as long as GSC is the record holder of at least 20% of AETG's common shares. A Demand Registration requires AETG to prepare and file with the SEC a registration statement on the appropriate form and maintain the effectiveness for 180 days or until all shares subject to the Demand Registration have been sold.

Amendment

The stockholders agreement may be amended only with the approval of AETG, holders of at least 90% of the common shares and GSC (so long as it holds at least 35% of AETG's common shares).

Management Agreements

Upon the effectiveness of our plan of reorganization, AETG and the Company entered into an advisory services agreement, dated December 24, 2003, with GSCP, Inc., an affiliate of GSC. Under the agreement, GSCP, Inc. agreed to advise and consult with our boards of directors and management on certain business, operational and financial matters and provides other advisory services. The agreement provides that AETG and the Company will pay GSCP, Inc. an annual fee of $500,000. The Company expensed $400,000, $400,000 and $500,000 annually for the years ended June 30, 2006, 2007, and 2008, respectively. The balance of the fee was charged to AETG in fiscal years ended June 30, 2006 and 2007. The advisory services agreement terminates when GSC ceases to own any common shares issued upon the effectiveness of the plan of reorganization.

On February 10, 2004, we entered into a management agreement with Atlantic Transit II Corp. ("ATC") and Atlantic School Bus Corp. ("ASBC"), subsidiaries of AETG. Under the agreement, we provide certain administrative services on behalf of ATC and ASBC and their affiliates. The agreement provides that ASBC will pay us a monthly fee of $30 per route vehicle for which we provide administrative services. The agreement continues until either ATC or the Company elects to terminate it. Under this agreement, the Company earned $56,250, $4,710 and $0 for the years ended June 30, 2006, 2007 and 2008, respectively. The assets of ASBC were sold in July 2006, and this agreement has been terminated.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by BDO Seidman for professional services rendered to the Company for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2007 and 2008, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered on behalf of the Company during those fiscal years. All of such fees were pre-approved by the Company’s Board of Directors.

	Fiscal year 2007	Fiscal year 2008
Audit Fees	$555,925	$408,800
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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
4.1
Indenture, dated May 15, 2008, relating to the Senior Secured Floating Notes due 2012, among the Company, the guarantors party thereto and The Bank of New York, as trustee and collateral agent, including the form of the note (incorporated herein by reference to Exhibit 4.1 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-144249).

4.2
Registration Rights Agreement, dated May 15, 2008, between the Company and Jefferies & Company, Inc., as initial purchaser (incorporated herein by reference to Exhibit 4.2 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-144249).

4.3
Security Agreement, dated May 15, 2008, among the Company, the guarantors party thereto and The Bank of New York, as collateral agent (incorporated herein by reference to Exhibit 4.3 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-144249).

4.4
Intercreditor Agreement, dated May 15, 2008, among the Company, the guarantors party thereto, The Bank of New York, as collateral agent, and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.4 of the Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-144249).

10.1
Third Amended and Restated Loan and Security Agreement, dated May 15, 2008 (incorporated herein by reference to Exhibit 10.1 to Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333- 144249).

10.2
Fifth Amended and Restated Employment Agreement, dated April 18, 2008, among, Atlantic Express Transportation Group Inc., the Company and Domenic Gatto (incorporated herein by reference to Exhibit 10.1 to Atlantic Express Transportation Corp.'s Current Report of Form 8-K, filed with the SEC on April 24, 2008, File No. 000-24247).

10.3
Fifth Amended and Restated Employment Agreement, dated April 18, 2008, among, Atlantic Express Transportation Group Inc., the Company and Nathan Schlenker (incorporated herein by reference to Exhibit 10.2 to Atlantic Express Transportation Corp.'s Current Report of Form 8-K, filed with the SEC on April 24, 2008, File No. 000-24247).

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

10.9
Extension and Thirteenth Amendment of Contract for Special Education Pupil Transportation Services by and among The Board of Education of the City of New York, Amboy Bus Co., Inc. and Staten Island Bus, Inc. (incorporated by reference to Exhibit 10.9 of the Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-144249).

10.10
The Board of Education of the City of New York, serial no. 9888 by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K, filed with the SEC on October 15, 1997, File No. 333-25507).

10.11
Extension and Eleventh Amendment of Contract for Regular Education Pupil Transportation Services, by and between The Board of Education of the City of New York and Amboy Bus Co., Inc. and Atlantic Queens Bus Corp. (incorporated by reference to Exhibit 10.11 of the Atlantic Express Transportation Corp.'s Registration Statement on Form S-4, File No. 333-144249).

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

10.14
Amendment No.1 to Third Amended and Restated Loan and Security Agreement, dated as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Atlantic Express Transportation Corp.’s Quarterly Report, filed with the SEC on May 14, 2008, File No. 000-24247).

10.15
Amendment No. 2 to Third Amended and Restated Loan and Security Agreement, dated as of August 28, 2008.
(incorporated by reference to Exhibit 10.1 of Atlantic Express Transportation Corp.’s Current Report of Form 8-K, filed with the SEC on September 3, 2008, File No. 000-24247).

10.16*	Amendment No. 3 to Third Amended and Restated Loan and Security Agreement, dated as of September 25, 2008.
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Office pursuant to Rule 13a-14/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14/15d-14(a).
32.1*	Certification of Chief Executive Office pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
* Filed herewith

ATLANTIC EXPRESS TRANSPORTATION CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Express Transportation Corp.
Staten Island, New York

We have audited the accompanying consolidated balance sheets of Atlantic Express Transportation Corp. and Subsidiaries as of June 30, 2007 and 2008 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Express Transportation Corp. and Subsidiaries at June 30, 2007 and 2008, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, New York
September 25, 2008

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$6,881,838	$2,682,752
Accounts receivable, net of allowance for doubtful accounts of $1,277,227 and $1,409,877, respectively	50,786,814	48,422,466
Inventories	2,808,661	3,508,576
Prepaid insurance	30,697,527	23,716,875
Prepaid expenses and other current assets	4,191,206	4,286,973
Total current assets	95,366,046	82,617,642
Property, plant and equipment, at cost, less accumulated depreciation	91,982,062	83,042,309
Other assets:
Restricted cash and cash equivalents	675,642	—
Transportation contract rights, net	2,648,294	1,866,496
Deferred financing costs, net	7,408,570	5,936,307
Deposits and other non-current assets	8,645,236	6,590,993
Total other assets	19,377,742	14,393,796
	$206,725,850	$180,053,747
Liabilities and Shareholders’ (Deficit)
Current:
Current portion of long-term debt	$754,503	$766,232
Current portion of capital lease obligations	1,615,448	1,463,690
Insurance financing payable	4,071,955	3,247,089
Controlled disbursements account—checks issued not funded	1,901,363	3,303,864
Accounts payable, accrued expenses and other current liabilities	13,974,241	11,953,216
Accrued compensation	2,962,784	4,553,718
Current portion of insurance reserves	833,862	314,000
Accrued interest	3,023,105	5,123,377
Payable to creditors under the plan of reorganization- current portion	1,299,200	137,389
Total current liabilities	30,436,461	30,862,575
Long-term debt, net of current portion	187,567,072	190,465,857
Capital lease obligations, net of current portion	1,725,526	261,846
Insurance reserves, net of current portion	189,339	486,394
Interest rate swap	—	5,786,069
Deferred income, net of current portion and other long-term liabilities	3,495,591	3,566,722
Deferred state and local income taxes	322,000	220,000
Payable to creditors under the plan of reorganization, net of current portion	77,395	—
Total liabilities	223,813,384	231,649,463
Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 945,263 and 1,032,293, respectively	9,453	10,323
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(132,036,051)	(166,545,103)
Total shareholders’ deficit	(17,087,534)	(51,595,716)
	$206,725,850	$180,053,747

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2006	2007	2008
Revenues:
School bus operations	$368,065,542	$381,968,329	$386,297,298
Paratransit and transit operations	45,992,526	46,848,884	47,230,325
Total revenues	414,058,068	428,817,213	433,527,623
Costs and expenses:
Cost of operations − School bus operations	330,738,418	338,913,983	355,682,088
Cost of operations − Paratransit and transit operations	39,504,296	41,618,775	41,922,704
General and administrative	19,055,416	17,861,314	17,803,692
Depreciation and amortization	28,199,328	19,093,483	19,024,587
Contract rights impairment	—	—	267,958
Total operating costs and expenses	417,497,458	417,487,555	434,701,029
Income (loss) from operations	(3,439,390)	11,329,658	(1,173,406)
Other income (expense):
Interest expense:
Interest	(22,244,106)	(28,652,601)	(25,532,736)
Deferred financing costs	(3,697,104)	(6,567,985)	(1,568,485)
Change in fair market value of interest rate swap	—	461,786	(6,247,854)
Reorganization costs	(568,905)	(80,037)	(81,769)
Other	400,834	492,358	210,148
Loss before benefit from income taxes and discontinued operations	(29,548,671)	(23,016,821)	(34,394,102)
Benefit from income taxes	—	300,000	35,050
Loss before discontinued operations	(29,548,671)	(22,716,821)	(34,359,052)
Income (loss) from discontinued operations	(2,400)	5,612,567	—
Net loss	$(29,551,071)	$(17,104,254)	$(34,359,052)

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)

	Common shares, par value $0.01	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive income (loss)	Total
Balance, June 30, 2005	$6,516	$110,042,001	$(85,155,726)	$83,711		$24,976,502
Net loss	—	—	(29,551,071)	—	$(29,551,071)	(29,551,071)
Distribution to parent company	—	—	(110,000)	—	—	(110,000)
Issuance of common stock	2,937	4,897,063	—	—	—	4,900,000
Unrealized loss on marketable securities	—	—	—	(248,604)	(248,604)	(248,604)
Comprehensive loss					$(29,799,675)
Balance, June 30, 2006	9,453	114,939,064	(114,816,797)	(164,893)		(33,173)
Net loss	—	—	(17,104,254)	—	$(17,104,254)	(17,104,254)
Distribution to parent company	—	—	(115,000)	—	—	(115,000)
Unrealized gain on marketable securities	—	—	—	164,893	164,893	164,893
Comprehensive loss					$(16,939,361)
Balance, June 30, 2007	9,453	114,939,064	(132,036,051)	—		(17,087,534)
Net loss	—	—	(34,359,052)	—	$(34,359,052)	(34,359,052)
Distribution to parent company	—	—	(150,000)	—	—	(150,000)
Issuance of common stock	870	—	—	—	—	870
Comprehensive loss					$(34,359,052)
Balance, June 30, 2008	$10,323	$114,939,064	$(166,545,103)	$—		$(51,595,716)

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(29,551,071)	$(17,104,254)	$(34,359,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sales of marketable securities and investments, net	30,645	67,841	—
Depreciation	21,492,851	18,579,643	18,510,746
Fixed asset impairment	5,738,676	—	—
Amortization	4,665,976	7,082,307	2,082,325
Contract rights impairment	—	—	267,958
Interest swap expense (income)	—	(461,786)	6,247,855
PIK interest expense	—	1,577,037	—
Amortization of original issue discount	974,149	1,793,422	564,408
Reserve for doubtful accounts receivable	120,000	120,000	420,000
Gain on sale of discontinued operations	—	(5,776,646)	—
Loss (gain) on sales of fixed assets, net	1,099,267	434,701	(34,352)
Deferred state and local income taxes	—	(300,000)	(102,000)
Decrease (increase) in:
Accounts receivable	(1,373,212)	(4,822,015)	1,944,348
Inventories	(140,698)	(44,760)	(699,915)
Prepaid expenses and other current assets	(4,036,943)	4,434,150	6,423,099
Deposits and other non-current assets	(3,749,277)	(410,923)	2,054,243
Increase (decrease) in:
Accounts payable, accrued expenses, other current liabilities and accrued compensation	(589,305)	(14,858,987)	1,670,181
Controlled disbursement account	(2,523,058)	(301,301)	1,402,501
Insurance financing payable	102,809	(14,969)	(824,866)
Payable to creditors under the plan of reorganization	(1,620,983)	(2,059,777)	(1,239,206)
Insurance reserve and other long-term liabilities	(1,079,113)	(725,872)	(151,675)
Net cash provided by (used in) operating activities	(10,439,287)	(12,792,189)	4,176,598
Cash flows from investing activities:
Additions to property, plant and equipment	(6,056,643)	(17,646,116)	(9,907,008)
Purchase of transportation contract rights	(1,764,272)	—	—
Proceeds from sales of business	—	11,760,113	—
Proceeds from sales of fixed assets	11,028,370	718,162	576,988
Decrease in restricted cash and cash equivalents	1,535,587	3,052,503	675,642
Purchases of marketable securities	(3,913,256)	(547,507)	—
Proceeds from sales or redemptions of marketable securities	3,760,484	5,072,704	—
Net cash provided by (used in) investing activities	4,590,270	2,409,859	(8,654,378)

Continues

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2006	2007	2008
Cash flows from financing activities:
Payment of the Old Notes	$—	$(116,265,000)	$—
Proceeds from issuance of the Notes	—	182,225,000	—
Proceeds from sale of common stock	4,900,000	—	870
Proceeds from (payments to) Amended and Restated Credit Facility	(1,653,051)	(14,727,909)	2,924,483
Payment of senior unsecured notes	—	(4,900,000)	—
Payment of third priority senior secured notes	—	(15,480,506)	—
Distribution to parent company	(110,000)	(115,000)	(150,000)
Payment of letter of credit advance	—	(3,500,000)	—
Principal payments on borrowings and capital lease obligations	(3,314,360)	(2,697,658)	(2,400,437)
Deferred financing costs	(307,262)	(7,776,030)	(96,222)
Net cash provided by (used in) financing activities	(484,673)	16,762,897	278,694
Net increase (decrease) in cash and cash equivalents	(6,333,690)	6,380,567	(4,199,086)
Cash and cash equivalents, beginning of year	6,834,961	501,271	6,881,838
Cash and cash equivalents, end of period	$501,271	$6,881,838	$2,682,752
Supplemental disclosures on cash flow information:
Cash paid during the period for:
Interest	$20,468,888	$27,572,904	$22,853,230
Income taxes	$236,467	$145,621	$91,501
Supplemental disclosure of non-cash financing activities:
Trade-in value of vehicles exchanged	$—	$—	$980,000
Acquisition cost of vehicles exchanged	$—	$—	$675,006
Loans incurred for purchases of vehicles	$461,510	$590,528	$206,623
Conversion of PIK interest into debt	$—	$1,577,037	$—

See accompanying Notes.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Business

Atlantic Express Transportation Corp. ("AETC" or the "Company"), a subsidiary of Atlantic Express Transportation Group Inc. ("AETG"), is one of the largest providers of school bus transportation in the United States, providing services currently to various municipalities in New York, Missouri, Massachusetts, California, Pennsylvania, New Jersey and Illinois. In addition to its school bus transportation operations, AETC also provides services to a public transit system for physically or mentally challenged passengers, fixed route transit, express commuter line charter and tour services. Since 1998, GSC NJ through its affiliate Greenwich Street Capital ("GSC") has been the majority holder of AETG.

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

The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Amounts reported based upon these assumptions, include but are not limited to property, plant and equipment, transportation contract rights, insurance reserves, allowance for doubtful accounts, income taxes, revenues and other long-lived assets.

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

Transportation Contract Rights

Transportation contract rights primarily represent the value the Company assigned to the cost of investments in certain of our school bus subsidiaries in excess of the book value of the companies acquired. In addition, AETC has purchased from unrelated third parties certain transportation contract rights with respect to revenue contracts and travel routes. Using earnings before interest, income taxes, depreciation and amortization (“EBITDA”) as a measurement tool, the Company reviews the financial performance of its subsidiary bus companies that have transportation contract rights, at least annually. If this review indicates that the transportation contract rights are likely to be impaired in value, the Company projects the future undiscounted cash flows attributable to such subsidiary bus company and compares it to the carrying value of the transportation contract rights assets. The major impacts to the future undiscounted cash flows are either a reduction of service requirements (e.g., routes) that decrease revenue, an increase in costs and expenses at a rate greater than the corresponding contractual revenue increase, or a combination of both factors. If this comparison indicates that the future undiscounted cash flows attributable to the underlying assets are unlikely to exceed the carrying value of the transportation contract rights, an impairment charge is taken based on the difference between the estimated future cash flows, determined to be the estimated fair value, and the carrying value of the transportation contract rights. Using this methodology, it was determined that an impairment charge of $267,958 for the fiscal year ended June 30, 2008, was necessary to adjust the transportation contract rights to fair value. The impairment charge in the fiscal year ended June 30, 2008 was in a subsidiary bus company in New Jersey. There was no impairment charges for the fiscal years ended June 30, 2006 and June 30, 2007.

Transportation contract rights are amortized on a straight-line basis over a 12 year period, which represents the Company's estimate of the average length of the contracts and expected renewal periods.

Transportation contract rights are comprised of the following:

	June 30,
	2007	2008
Gross carrying amount	$17,679,044	$17,679,044
Less accumulated amortization	15,030,750	15,812,548
Transportation contract rights, net	$2,648,294	$1,866,496

Amortization expense recorded for the years ended June 30, 2006, 2007 and 2008 was $961,119, $513,840 and $513,840, respectively.

Estimated amortization expense for the years ending June 30,
2009	$321,466
2010	321,466
2011	250,837
2012	160,079
2013	160,079

Deferred Financing Costs

Deferred financing costs of $7.7 million which were incurred in connection with the issuance of the $185,000,000 Senior Secured Floating Rate Notes due 2012 (the “Notes”) and the Amended and Restated Credit Facility are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the financing to which the costs relate, which range from 55.5 to 59 months. Unamortized deferred financing costs of $2.9 million associated with the $105,000,000 million 12% Senior Secured Notes due 2008 and $10,000,000 million Senior Secured Floating Rate Notes due 2008 (collectively the “Old Notes”) and the previous senior credit facility were expensed in May 2007. These charges are included in interest expense on the Consolidated Statements of Operations.

Insurance Coverage and Reserves

The majority of the Company’s primary automobile coverage ($1 million per occurrence) and all of the Company’s workers compensation insurance coverage (except for one subsidiary which has “First Dollar” coverage) is administered through a third party insurance company. The Company funds, through monthly installments, loss funds specified by the insurance company, plus fronting charges. These loss funds are used to pay up to the first $500,000 of each loss; operating costs are charged and prepaid assets are reduced by estimated claim losses and fronting charges. The charges are based upon estimated ultimate liability related to these claims and differ from period to period due to claim payments, and settlement practices as well as changes in development factors due to the assumed future cost increases and discount rates. On a quarterly basis, the Company receives from the insurance company estimates of selected ultimate losses that are based on actuarial analysis. Charges to operations are then adjusted to reflect these calculations.

For the years ended June 30, 2006, 2007 and 2008 the Company recorded adjustments related to expenses (income) changes in prior years claims estimates to its insurance expense as follows:

Year Ended	Workers Compensation	Automobile Liability

June 30, 2006	$(1,263,490)	$1,017,515
June 30, 2007	278,909	(522,204)
June 30, 2008	442,152	(447,810)

Prior to the year ended June 30, 2002, the Company self insured its deductibles and recorded reserves for these deductibles based upon estimated ultimate claim losses, including those incurred but not reported. Reserve requirements at June 30, 2008 in relation to these deductibles were $0.8 million.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable including retainage, accounts payable, and short term debt approximated their fair value as of June 30, 2007 and 2008, due to either their short maturity or terms similar to those available to similar companies in the open market. At June 30, 2008, the fair value of the Company's Notes was approximately $82.8 million (based upon trade closest to year end received from the underwriter) compared to the carrying value of $185.0 million (before original issue discount). At June 30, 2007, the fair value of the Company's Notes was approximately $187.8 million (based upon trade closest to year end received from the underwriter) compared to the carrying value of $185.0 million (before original issue discount).

Interest Rate Swap

Effective as of May 15, 2007, we entered into an interest swap agreement (the “Swap”) to reduce our exposure to interest rate fluctuations on our notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities the Swap does not qualify for "Cash Flow Hedge Accounting" treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of the Swap of $(461,786) is reflected as a reduction of interest expense and $6,247,854 is reflected as an increase of interest expense at June 30, 2007 and 2008, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for the fiscal year ended June 30, 2008 year for positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. The Company has assessed the impact of FIN 48 and it did not have a material effect on its consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

3.	Retainage

Pursuant to a certain municipal school bus contract and paratransit contract, certain contractual amounts (retainage) are withheld by customers from billings as a guarantee of performance by AETC. At June 30, 2007 and at June 30, 2008 retainage was $2,458,848 and $1,916,667, respectively. These amounts are classified as current accounts receivable, as they are normally paid within one year.

4.            Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents of $675,642 at June 30, 2007 was pledged as collateral security for letters of credit outstanding in the amount of $643,851 as of June 30, 2007.

5.            Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,
	2007	2008
Land	$4,408,096	$4,408,096
Building and improvements	16,452,982	17,187,059
Transportation equipment	201,347,582	199,747,382
Transportation equipment acquired under capital leases	10,360,898	10,360,898
Machinery and equipment	38,949,049	39,302,913
Furniture and fixtures	5,101,648	5,756,705
	276,620,255	276,763,053
Less accumulated depreciation	(184,638,193)	(193,720,744)
	$91,982,062	$83,042,309

Based upon proceeds from auction sales of vehicles and offers to purchase or sale of assets of certain of the Company’s operations the Company has taken impairment losses of $5.7 million in 2006, to write down these assets to their estimated fair value. This loss has been included in depreciation and amortization on the Consolidated Statement of Operations.

Accumulated depreciation of assets under capital leases was $2,659,832 and $3,450,138 as of June 30, 2007, and June 30, 2008, respectively.

6.            Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30,
	2007	2008
Accounts payable	$3,645,765	$4,168,655
Payroll taxes withheld and accrued	1,550,393	1,733,732
Other accrued expenses and taxes	3,383,822	3,365,639
Accrued employee benefits	5,394,261	2,685,190
Total	$13,974,241	$11,953,216

7.           Debt

The following represents the debt outstanding at June 30, 2007 and June 30, 2008:

	June 30,	June 30,
	2007	2008
Senior Secured Floating Rate Notes, due 2012 with cash interest payable October 15th and April 15th(a)	$185,000,000	$185,000,000
Less: original issue discount associated with the issuance of the Notes, net (a)	(2,704,449)	(2,140,041)
Amended and Restated Credit Facility (b)	3,027,793	5,952,274
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% - 10.3%	2,998,231	2,419,856
	188,321,575	191,232,089
Less current portion	754,503	766,232
Long-term debt, net of current portion	$187,567,072	$190,465,857

A summary of interest expense is as follows:

	June 30,
	2006	2007	2008
Continuing operations:
Interest expense	$21,269,955	$23,409,179	$24,968,328
Amortization of deferred financing expense	3,697,104	6,567,985	1,568,485
Pre-payment penalties	—	3,450,000	—
Change in fair market value of interest rate swap	—	(461,786)	6,247,854
Amortization of original issue discount	974,151	1,793,422	564,408
Subtotal	25,941,210	34,758,800	33,349,075
Discontinued operations:
Interest expense	44	—	—
Amortization of deferred financing expense	—	—	—
Amortization of original issue discount	—	—	—
Subtotal	44	—	—
Total	$25,941,254	$34,758,800	$33,349,075

(a)
On May 15, 2007 the Company issued the Notes with an original issue discount of $2,775,000, which is being amortized over the term of the Notes. The net proceeds of the Notes were used to repay existing indebtedness and for certain other corporate purposes.

Annual interest on the Notes is equal to the applicable LIBOR rate plus a margin of 7.25%. The applicable LIBOR rate on June 30, 2008 was 2.68%. Interest payments that are required semiannually through their maturity date on April 15, 2012 commenced on October 15, 2007. Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on the Notes. (see Note 2)

In connection with the issuance of the Notes, the Company incurred $6.8 million of transaction costs that are being amortized on a straight-line basis over the term of the financing.

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

The Notes and the guarantees are secured by a first priority lien on all but one of the Company’s and the Company’s guarantor subsidiaries’ owned real properties and hereafter acquired real properties and on substantially all of the Company’s and the Company’s guarantor subsidiaries’ owned motor vehicles, other than those constituting excluded assets, and by a second priority lien on those of the Company’s assets and the assets of the Company’s guarantor subsidiaries which secure the Company’s and their obligations under the Company’s amended revolving credit facility (the “Amended and Restated Credit Facility”) on a first priority basis.

On July 13, 2007 an exchange offer was completed and the Notes were registered with the SEC.

(b)
Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letter of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis, and by a second priority lien on the real property securing the Notes on a first priority basis. In addition, the term of the credit facility was extended to December 31, 2011. The Amended and Restated Credit Facility contains certain financial covenants, including a minimum last twelve month (“LTM”) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The Company’s LTM EBITDA was $18.3 million as of June 30, 2008, however the Company has maintained an availability over the required threshold and therefore was not subject to the test for the periods ended June 30, 2008 or through September 26, 2008. The Amended and Restated Credit Facility also contains customary events of default.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Loans under the facility bear interest at the prime rate which was 5% at June 30, 2008. Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 which is being amortized over the term of the financing and is required to pay a servicing fee of $10,000 per month, plus a monthly fee of 0.5% on any unused portion of its Amended and Restated Credit Facility.

At June 30, 2008, the Company’s debt under its $35.0 million Amended and Restated Credit Facility was approximately $6.0 million, and it had $13.2 million of borrowing availability after $6.8 million of reserves, based on the Company’s borrowing base calculations.

Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility and in connection there with total reserves of approximately $6.8 million, $6.7 million, $7.4 million and $7.8 million for June 2008, July 2008, August 2008 and September 2008, respectively, were established against our borrowing base. In February 2008, our senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant, to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective until February 15, 2009. Until August 28, 2008, excess availability was required to be at least $5.0 million at all times during the period from July 1 to August 31 of any year, and $8.0 million for the balance of the fiscal year. As of August 28, 2008 the senior credit facility was amended to extend the period where excess availability required is $5.0 million from August 31 of any year to September 15 of any year. As of September 25, 2008, the senior credit facility was further amended such that the excess availability requirement is as follows: (i) $5,000,000 at all times during the period from July 1, 2008 to September 15, 2008, (ii) $8,000,000 at all times during the period from September 16, 2008 to September 30, 2008, (iii) $4,500,000 at all times during the period from October 1, 2008 to July 31, 2009, (iv) $4,000,000 at all times during the period from August 1, 2009 to September 15, 2009, (v) $4,500,000 at all times during the period from September 16, 2009 to November 1, 2009, (vi) $8,000,000 at all times during the period from November 2, 2009 to June 30, 2010, (vii) $5,000,000 at all times during the period from July 1 to September 15 of any year (commencing in 2010), and (viii) $8,000,000 at all times during the period from September 16 of any year (commencing in 2010) through June 30 of the immediately following year. Based upon these amendments, the Company did not need to test the EBITDA covenant through September 26, 2008. If this reserve increases it may have an adverse effect on the Company’s liquidity, whereby the Company might have to pursue additional funding alternatives including the sale of certain assets or operations to satisfy our liquidity requirements.

LTM EBITDA was $18.3 million as of June 30, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months. If our excess availability for the purpose of testing the EBITDA covenant (see Note 2) falls below certain levels, this will generate a default under our Amended and Restated Credit Facility and under certain circumstances cause a cross default under the Notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the Amended and Restated Credit Facility would be reclassified to a short-term liability.

Aggregate yearly maturities of long-term debt based upon payment terms as of June 30, 2008, are as follows:

2009	$766,232
2010	732,446
2011	273,095
2012	191,442,939
2013	62,570
Thereafter	94,848
Subtotal	193,372,130
Less: unamortized original issue discount	2,140,041
$191,232,089

8.           Obligations Under Capital Leases

Assets under these leases aggregated $10,360,898. Payment terms range from 60 to 72 months, with skip payments in July, August and September each year, with interest added to the debt in the same months.

Future annual lease payments under capital lease obligations as of June 30, 2008 are as follows:

2009	$1,600,811
2010	195,825
2011	101,978
Total	1,898,614
Amount representing interest	173,078
Present value of future minimum lease payments	1,725,536
Current portion of capital lease obligations	1,463,690
Capital lease obligations, net of current portion	$261,846

Aggregate maturities under capital lease obligations based upon payment terms as of June 30, 2008 are as follows:

2009	$1,463,690
2010	166,809
2011	95,037
Total	$1,725,536

9.           Income Taxes

The benefit from (provision for) income taxes consists of the following:

	Year Ended June 30,
	2006	2007	2008
Current:
Federal	$—	$—	$—
State and local	—	—	(66,950)
Deferred:	—	—	—
State and local	—	300,000	102,000
	$—	$300,000	$35,050

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	Year Ended June 30,
	2006	2007	2008
Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes (net of federal benefit)	—%	1.1%	0.1%
Decrease (increase) of valuation allowance	(48.4)%	(33.4)%	(33.5)%
Reorganization costs	(0.4)%	(0.1)%	—%
Discount on related party debt acquisition	—%	—%	—%
Effect of change in rate utilized to compute deferred tax balances and deferred adjustments	13.5%	—%	—%
Other	1.3%	0.1%	(0.7)%
Effective tax rate	0.0%	1.7%	(0.1)%

Deferred tax assets (liabilities) are comprised of the following:

	Year Ended June 30,
	2006	2007	2008
Deferred tax assets:
Allowance for doubtful receivables	$764,000	$554,000	$612,000
Loss and tax credit carry forwards	71,545,000	72,346,000	79,994,000
Accrued expenses and other	4,379,000	4,294,000	7,069,000
	76,688,000	77,194,000	87,675,000
Deferred tax liabilities:
Depreciation	(15,061,000)	(11,868,000)	(8,102,000)
Intangible assets	(823,000)	(271,000)	(140,000)
Forgiveness of indebtedness income	(14,410,000)	(14,410,000)	(14,410,000)
Other	—	(200,000)	—
	(30,294,000)	(26,749,000)	(22,652,000)
Net deferred tax asset	46,394,000	50,445,000	65,023,000
Valuation allowance	(47,016,000)	(50,767,000)	(65,243,000)
Deferred tax liabilities (net)	$(622,000)	$(322,000)	$(220,000)

The Company had available, at June 30, 2008, net operating loss ("NOL") carry forwards for regular federal tax purposes of approximately $184 million (after the reduction described below) which expire during the years 2012 through 2027. As described in Note 3, on December 24, 2003, the Company's plan of reorganization became effective and the Company emerged from bankruptcy protection. As a result of the reorganization, for federal and state income tax purposes, approximately $92.8 million of indebtedness was considered cancelled. The cancellation and related transactions resulted in a reduction of its available net operating loss carry forwards of approximately $39.3 million, capital loss carry forwards of approximately $1.8 million and tax basis of its depreciable assets of $15.1 million and non-depreciable assets of $22.4 million. Further, should a change in ownership, as defined in Section 382 of the Internal Revenue Code occur, the Company's ability to utilize its remaining NOL in future years could be significantly limited.

10.         Related Party Transactions

Upon the effectiveness of the Company’s plan of reorganization on December 24, 2003, AETG and AETC entered into a management services agreement, with GSCP, Inc., an affiliate of GSC, a principal stockholder of the AETG. Under the agreement, GSCP, Inc. agrees to advise and consult with our Board of Directors and management on certain business, operational and financial matters and provides other advisory services. The agreement provides that AETG and AETC will pay to GSCP, Inc. an annual fee of $500,000 for such services. The management services agreement terminates when GSC ceases to own any shares of common stock. The Company incurred advisory costs of $400,000 for the years ended June 30, 2006 and 2007 and $500,000 for the year ended June 30, 2008.

On February 10, 2004, the Company entered into a management agreement with Atlantic Transit II Corp. ("ATC") and Atlantic School Bus Corp. ("ASBC"), subsidiaries of AETG. Under the agreement, the Company provided certain administrative services on behalf of ATC and ASBC. The agreement provided that ASBC will pay the Company a monthly fee of $30 per route vehicle. For the years ended June 30, 2006, 2007 and 2008 the company earned $56,520, $4,710 and $0, respectively. The assets of ASBC were sold in July of 2006 and this agreement has been terminated.

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

11.         Equity

In May 2008, we issued 87,030 common shares, representing 8.4% of our then outstanding common shares, pursuant to the timely exercise of warrants which had been issued in connection with our previously outstanding 12% Senior Secured Notes due 2008 and Senior Secured Floating Rate Notes due 2008, and received aggregate proceeds of $870.30 as exercise price of such warrants. In July 2008, we issued 20,362 common shares pursuant to the exercise of warrants which had been issued in connection with our previously outstanding third priority senior secured notes, and received aggregate proceeds of $203.62 as exercise price of such warrants.

12.         Commitments and Contingencies Leases

Minimum rental commitments as of June 30, 2008 for non-cancelable equipment and real property operating leases are as follows:

	Year Ended June 30, 2008
	Real Property	Transportation and Other Equipment	Total
2009	$6,242,760	$13,772,616	$20,015,376
2010	5,285,608	11,458,342	16,743,950
2011	4,758,629	6,963,012	11,721,641
2012	3,969,808	5,285,325	9,255,133
2013	3,731,925	3,985,839	7,717,764
Thereafter	16,854,356	3,093,348	19,947,704
	$40,843,086	$44,558,482	$85,401,568

Total rental charges amounted to $16,009,791, $22,884,222, and $23,379,357 for the years ended June 30, 2006, 2007 and 2008, respectively.

In May 2007, the Company bought out $12.1 million of vehicle operating leases.

Litigation

The Company is a defendant with respect to various claims involving accidents and other issues arising in the normal conduct of its business. Management and counsel believe the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of AETC. There are various claims, which are insured under an automobile insurance policy issued by Reliance National Indemnity Company ("Reliance") for the period February 28, 1997 through December 31, 1998. Reliance is insolvent and as such the New York Public Motor Vehicle Liability Fund is required to provide coverage on claims arising in New York in lieu of Reliance. In May 2002, the New York State Insurance Department Liquidation Bureau notified the Company that this fund is financially strained and will be unable to provide defense or indemnification for claims, which arose during the Reliance policy period. The Company has commenced an action against the Superintendent of Insurance of New York to compel him to provide coverage, however, any related claims will be settled under the liabilities subject to compromise as a result of the reorganization.

Environmental

 The Company is aware that certain properties and facilities it owns or operates may be subject to environmental remediation in the future due to the potential impact of asbestos contaminating material and offsite issues such as leaking underground storage tanks or previous or current industrial operations. In addition, the Company has received notices of violations and potential violations related to certain environmental matters. The Company hired an environmental consultant, who completed Phase I Environmental Site Assessments on approximately seven of the Company's properties. Based upon the reports of the environmental consultant, the Company believes that any penalty or remediation cost would not be material. In addition, the Company has recently settled two environmental claims for immaterial amounts. As a result, management and counsel do not believe that the penalties, if any, will be material.

Outstanding Letters of Credit

Letters of credit totaling approximately $9.3 million related to the collateralization of self insurance deductibles, worker's compensation insurance and automobile liability insurance loss funds and vehicle leases were outstanding as of June 30, 2007 and 2008, respectively.

Performance Security

AETC's transportation contracts generally provide for performance security in one or more of the following forms: performance bonds, letters of credit or cash retainages.

In most instances, AETC has opted to satisfy its security performance requirements by posting performance bonds. At June 30, 2007 and 2008 AETC has provided performance bonds aggregating approximately $33.9 million and $32.1 million, respectively.

Employment Agreements

At June 30, 2008, AETC has employment agreements with certain executives that require base salary payments of $803,565 and $317,253 in fiscal years 2009 and 2010, respectively.

Under an employment agreement dated April 18, 2007 with an executive, that executive receives in the event of a specified change of control of AETG or the Company, a cash exit bonus equal to 1.5% to 3.0% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. The exit bonus remains due and payable in the event a change in control occurs after the executive leaves the Company. There was no exit bonus accrued as of June 30, 2008.

The same executive received a performance bonus of $500,000 for 2006, in connection with the new New York City Department of Education (the “DOE”) extension agreement.

Under an employment agreement dated April 18, 2007 with another executive, that executive receives in the event of a specified change of control of AETG or the Company, a cash exit bonus equal to 1.5% to 3.0% of the fair market value of the Company’s common shares on a fully diluted basis as of the date of such change of control. The exit bonus remains due and payable in the event a change in control occurs after the executive leaves the Company. There was no exit bonus accrued as of June 30, 2008.

The same executive received a performance bonus of $40,000 for 2006, in connection with the new DOE extension agreement.

The Chairman of the Company has entered into an agreement with the major shareholder of AETG whereby that executive will receive a bonus that will be paid by that shareholder based upon the value that shareholder receives as a result of the sale of the Company.

13.          Retirement Plans

AETC sponsors a tax qualified 401(k) plan whereby eligible employees can invest up to 15% of base earnings subject to a specified maximum among several investment alternatives. An employer matching contribution up to a maximum of 2.5% of the employee's compensation is also invested. AETC's contributions were approximately $384,000, $385,000 and $404,000 for the years ended June 30, 2006, 2007 and 2008, respectively.

AETC has a qualified Profit Sharing Plan for eligible employees (primarily drivers, mechanics and escorts not covered by union deferred compensation plans). AETC's contributions are based upon hours worked. Participants are not allowed to make deferred contributions. AETC's contributions were approximately $84,000, $82,000 and $79,000 for the years ended June 30, 2006, 2007 and 2008, respectively.

The Company contributed to the pension plans of various unions covering drivers, mechanics and other workers as part of related union agreements. Such contributions were approximately $6,924,000, $7,371,000 and $7,753,000 for the years ended June 30, 2006, 2007 and 2008, respectively.

14.          Major Customer and Concentration of Credit Risk

For the years ended June 30, 2006, 2007 and 2008, revenues derived from the DOE were the following:

	Year Ended June 30,
	2006	2007	2008
Total revenues from operations	$414,058,068	$428,817,213	$433,527,623
DOE revenues—$	211,565,437	230,907,630	231,086,145
DOE revenues—%	51.10%	53.85%	53.30%

As of June 30, 2007 and June 30, 2008, AETC had accounts receivable from the DOE of $22,439,826 and $19,362,393, respectively.

At June 30, 2007 and 2008, substantially all cash and cash equivalents were on deposit with one major financial institution. Deposits held with banks may exceed the amounts of insurance provided on such deposits.

Approximately 81% of the Company's employees are subject to 31 collective bargaining agreements that either will have or will expire over the next five years.

15.         Sales and Leaseback Transactions

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

On January 11, 2006, Midway Leasing, Inc. (“Midway”), a subsidiary of the Company, completed the sale and leaseback of its owned real property located in Staten Island, New York. Pursuant to the Contract of Sale, Midway sold to the purchaser its owned real property in Staten Island, New York for a gross purchase price of $4,200,000.  In connection with the sale of the real property, the Company agreed to leaseback the premises from the purchaser for a term of 10 years.  The lease calls for monthly payments of $29,750 with annual increases of 2.0%. The Company will be responsible for all real property taxes, certain insurance costs and utilities.  The Company incurred a loss on the sale of approximately $0.9 million.

16.         Sale of Business

On July 27, 2006, T-NT Bus Service, Inc., a subsidiary of the Company (“T-NT”), completed the sale of substantially all of its assets for a gross purchase price of $12.6 million. In addition, Domenic Gatto, the Company’s Chief Executive Officer and President received $100,000 as consideration for entering into a five year non-competition agreement. The Company recognized a gain on the sale of these assets of approximately $5.6 million, net for the year ended June 30, 2007, which is included in gain from discontinued operations. Revenues from T-NT were 2.3% of total revenue and income (loss) before taxes represented 1.0% for the year ended June 30, 2006. Due to immateriality, these operations were not presented as discontinued operations for the year.

17.         Insurance Collateral Requirements

In December 2006, one of the Company’s insurance carriers released approximately $10.0 million in excess collateral based upon retrospective adjustments for various years. Approximately $5.2 million was a credit issued to the Company and $4.8 million was a reduction in a letter of credit held by the insurance company. This letter of credit was collateralized by restricted cash which became available for working capital. The transaction had no effect on the Company’s consolidated statements of operations and has no impact on future insurance expense.

In December 2007, one of the Company’s insurance carriers issued us approximately $9.0 million in credits, representing retrospective adjustments for various years, by offsetting approximately $2.2 million of current premiums due in January 2008, returning funds of $6.0 million and adding $0.8 million to our cash collateral account. In addition, the insurance company did not renew a $0.7 million letter of credit held as collateral. This letter of credit was collateralized by restricted cash which became available for working capital. The transaction had no effect on the Company’s consolidated statements of operations and has no impact on future insurance expense.

18.         Segment Information

The operating segments reported below are segments of the Company for which separate financial information is available and for which operating results as measured by income from operations are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

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

The summarized segment information (excluding discontinued operations), as of and for the years ended June 30, 2006, 2007 and 2008 are as follows:

	Year Ended June 30, 2006
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$368,065,542	$45,992,526	$414,058,068
Cost of operations	330,738,418	39,504,296	370,242,714
Income (loss) from operations	(5,944,684)	2,505,294	(3,439,390)
Total assets	202,371,791	11,154,414	213,426,205
Capital expenditures	5,883,920	649,186	6,533,106
Depreciation and amortization	26,563,349	1,635,979	28,199,328

	Year Ended June 30, 2007
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$381,968,329	$46,848,884	$428,817,213
Cost of operations	338,913,983	41,618,775	380,532,758
Income from operations	10,363,519	966,139	11,329,658
Total assets	190,187,233	16,538,617	206,725,850
Capital expenditures	16,790,050	1,446,594	18,236,644
Depreciation and amortization	17,655,526	1,437,957	19,093,483

	Year Ended June 30, 2008
	School Bus Operations	Paratransit and Transit Operations	Total
Revenues	$386,297,298	$47,230,325	$433,527,623
Cost of operations	355,682,088	41,922,704	397,604,792
Income (loss) from operations	(2,292,717)	1,119,311	(1,173,406)
Total assets	163,799,650	16,254,097	180,053,747
Capital expenditures	8,330,327	2,458,310	10,788,637
Depreciation and amortization	17,575,926	1,448,661	19,024,587

	Years Ended June 30
Reconciliation to net income (loss)	2006	2007	2008
	(In thousands)
Income (loss) from operations	$(3,439)	$11,330	$(1,173)
Interest expense	(25,941)	(34,759)	(33,349)
Reorganization costs	(569)	(80)	(82)
Other	400	492	210
Loss before benefit from income taxes and discontinued operations	$(29,549)	$(23,017)	$(34,394)

19.     Supplemental Financial Information

        AETC has no independent assets or operations, the guarantees of the Notes are full and unconditional and joint and several, and any subsidiaries of AETC other than the subsidiary guarantors are minor, in accordance with Rule 3-10 of Regulation S-X.

20.        Valuation Allowances

	Balance at Beginning of Period	Additions- Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended June 30, 2006:
Allowance for doubtful accounts (1)	1,704,849	120,000	64,539	1,760,310
Valuation allowance for deferred taxes (2)	32,717,000	14,299,000	—	47,016,000
Year Ended June 30, 2007:
Allowance for doubtful accounts (1)	1,760,310	120,000	603,083	1,277,227
Valuation allowance for deferred taxes (2)	47,016,000	3,751,000	—	50,767,000
Year Ended June 30, 2008:
Allowance for doubtful accounts (1)	1,277,227	420,000	287,350	1,409,877
Valuation allowance for deferred taxes (2)	50,767,000	14,476,000	—	65,243,000

(1) Deductions from allowances represent losses or expenses for which the respective allowances were created. In the case of the allowances for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Adjustments associated with the Company's assessment of the deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2008.

Atlantic Express Transportation Corp.

By:	/s/ Nathan Schlenker
Nathan Schlenker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each of the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2008.

SIGNATURE	TITLE
/s/ Peter Frank	Chairman of the Board of Directors
Peter Frank
/s/ Domenic Gatto	Director, Chief Executive Officer and President
Domenic Gatto	(Principal Executive Officer)
/s/ Mathew Kaufman	Director
Matthew Kaufman
/s/ Adam Draizin	Director
Adam Draizin
/s/ Nathan Schlenker	Chief Financial Officer
Nathan Schlenker	(Principal Financial and Accounting Officer)