Form 10-Q
period 2008-09-30
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2008-11-13
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 13, 2008 was 1,052,665

PART I.

FINANCIAL INFORMATION

Item I. Financial Statements

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,721,021	$2,682,752
Accounts receivable, net of allowance for doubtful accounts of $1,439,877 and $1,409,877, respectively	48,581,395	48,422,466
Inventories	3,176,820	3,508,576
Prepaid insurance	21,318,869	23,716,875
Prepaid expenses and other current assets	6,971,403	4,286,973
Total current assets	85,769,508	82,617,642
Property, plant and equipment, at cost, less accumulated depreciation	81,093,169	83,042,309
Other assets:
Transportation contract rights, net	1,786,129	1,866,496
Deferred financing costs, net	5,542,386	5,936,307
Deposits and other non-current assets	7,170,396	6,590,993

Total other assets	14,498,911	14,393,796
	$181,361,588	$180,053,747
Liabilities and Shareholders’ Deficit
Current:
Current portion of long-term debt	$1,092,428	$766,232
Current portion of capital lease obligations	1,514,983	1,463,690
Insurance financing payable	1,417,062	3,247,089
Controlled disbursements account—checks issued not funded	1,733,182	3,303,864
Accounts payable, accrued expenses and other current liabilities	14,551,320	11,953,216
Accrued compensation	6,955,161	4,553,718
Current portion of insurance reserves	410,000	314,000
Accrued interest	10,610,821	5,123,377
Payable to creditors under the plan of reorganization	115,993	137,389
Total current liabilities	38,400,950	30,862,575
Long-term debt, net of current portion	201,915,081	190,465,857
Capital lease obligations, net of current portion	258,883	261,846
Insurance reserves, net of current portion	252,559	486,394
Interest rate swap	4,715,794	5,786,069
Deferred income, net of current portion and other long-term liabilities	3,582,121	3,566,722
Deferred state and local income taxes	—	220,000
Total liabilities	249,125,388	231,649,463
Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 1,052,665 and 1,032,293, respectively	10,527	10,323

Additional paid-in capital	114,939,064	114,939,064

Accumulated deficit	(182,713,391)	(166,545,103)

Total shareholders’ deficit	(67,763,800)	(51,595,716)
	$181,361,588	$180,053,747

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
School bus operations	$59,481,129	$54,870,933
Paratransit and transit operations	12,779,163	12,127,469

Total revenues	72,260,292	66,998,402

Costs and expenses:
Cost of operations—School bus operations	62,921,039	58,873,716
Cost of operations—Paratransit and transit operations	11,982,549	10,601,210
General and administrative	4,138,274	4,028,985
Depreciation and amortization	4,357,752	4,657,671

Total operating costs and expenses	83,399,614	78,161,582

Loss from operations	(11,139,322)	(11,163,180)
Other income (expense):
Interest expense:
Interest	(5,961,877)	(6,313,347)
Deferred financing costs	(393,920)	(389,414)
Change in fair market value of interest rate swap	1,070,274	(3,148,998)
Reorganization costs	(12,505)	(45,891)
Other income	49,062	93,992
Loss before benefit from income taxes	(16,388,288)	(20,966,838)
Benefit from income taxes	220,000	75,000
Net loss	$(16,168,288)	$(20,891,838)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(16,168,288)	$(20,891,838)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	4,277,385	4,529,211
Amortization	474,287	517,874
Original issue discount interest	141,102	141,102
Change in fair market value of interest rate swap	(1,070,274)	3,148,998
Reserve for doubtful accounts receivable	30,000	30,000
Deferred state and local income taxes	(220,000)	(102,000)
Loss (gain) on sales of fixed assets, net	92,199	(39,886)
Decrease (increase) in:
Accounts receivable	(188,929)	1,643,284
Inventories	331,756	(77,090)
Prepaid expenses and other current assets	(286,423)	(2,777,322)
Deposits and other non-current assets	(579,403)	1,643,172
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	4,999,548	2,616,610
Controlled disbursement account	(1,570,682)	293,548
Accrued interest	5,487,444	5,765,711
Insurance financing payable	(1,830,027)	(2,086,023)
Payable to creditors under plan of reorganization	(21,396)	—
Insurance reserves and other long-term liabilities	(122,437)	(115,440)

Net cash used in operating activities	(6,224,138)	(5,760,089)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,401,966)	(5,957,934)
Proceeds from sales of fixed assets	19,800	59,450
Decrease in restricted cash and cash equivalents	—	(7,898)

Net cash used in investing activities	(1,382,166)	(5,906,382)

Continued

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from financing activities:
Proceeds from senior credit facility, net	$10,700,494	$9,084,395
Principal payments on borrowings and capital lease obligations	(56,125)	(23,871)
Proceeds from issuance of common stock	204	—
Deferred financing costs	—	(71,573)

Net cash provided by financing activities	10,644,573	8,988,951

Net increase (decrease) in cash and cash equivalents	3,038,269	(2,677,520)
Cash and cash equivalents, beginning of year	2,682,752	6,881,838

Cash and cash equivalents, end of period	$5,721,021	$4,204,318

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$285,001	$383,338
Income taxes	$—	$50,608

Supplemental disclosures of non-cash investing and financing activity:
Trade-in value of vehicles exchanged	$980,000	$—
Acquisition cost of vehicles exchanged	$609,073	$—
Loans incurred for purchases of property, plant and equipment	$1,038,279	$206,623

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Accounting

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Atlantic Express Transportation Corp.’s (the “Company’s”) financial statements as of and for the year ended June 30, 2008 as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments and accruals, (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Operating results for the periods presented are not necessarily indicative of the results for the full fiscal year.

2.	Interest Rate Swap

Effective as of May 15, 2007, we entered into an interest swap agreement (the “Swap”) to reduce our exposure to interest rate fluctuations on our Senior Secured Notes due 2012 (the “Notes”), which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% instead of LIBOR thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for "Cash Flow Hedge Accounting" treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of this interest swap agreement for the three months ended September 30, 2008 as valued by Wachovia Bank, National Association (“Wachovia”) of $1,070,274 is reflected as a reduction to interest expense for the three month period. Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility.

3.	Debt

The following represents the debt outstanding at September 30, 2008 and June 30, 2008:

	September 30,	June 30,
	2008	2008
	(unaudited)
Senior Secured Floating Rate Notes due 2012 with cash interest payable October 15th and April 15th(a)	$185,000,000	$185,000,000
Less: original issue discount associated with the issuance of the Notes, net (a)	(1,998,939)	(2,140,041)
Amended and Restated Credit Facility (b)	16,652,768	5,952,274
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% - 10.3%	3,353,680	2,419,856
	203,007,509	191,232,089

Less current portion	1,092,428	766,232
Long-term debt, net of current portion	$201,915,081	$190,465,857

(a)
On May 15, 2007 the Company issued the Notes with an original issue discount of $2,775,000, which is being amortized over the term of the Notes. The net proceeds of the Notes were used to repay existing indebtedness and for certain other corporate purposes.

Annual interest on the Notes is equal to the applicable LIBOR rate plus a margin of 7.25%. The applicable LIBOR rate is determined by using the second London banking day prior to the first day of such interest accrual period. The applicable LIBOR rates for the October 15, 2008 and the April 15, 2009 payments were 2.71% and 4.38%, respectively. Interest payments are required semiannually through their maturity date on April 15, 2012 and commenced on October 15, 2007. Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on the Notes (see Note 2).

In connection with the issuance of the Notes, the Company incurred $6.8 million of transaction costs that are being amortized on a straight-line basis over the term of the financing.

The indenture governing the Notes provides for optional redemption and contains covenants typical of such arrangements including limitations on incurrence of additional indebtedness.

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

On July 13, 2007 an SEC registered exchange offer was completed with respect to the Notes.

(b)
Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letter of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis, and by a second priority lien on the real property securing the Notes on a first priority basis. In addition, the term of the credit facility was extended to December 31, 2011. The Amended and Restated Credit Facility contains certain financial covenants, including a minimum last 12 month (“LTM”) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The Company’s LTM EBITDA was $18.0 million as of September 30, 2008, however the Company has maintained an availability over the required threshold and therefore was not subject to the test for any periods through November 13, 2008. The Amended and Restated Credit Facility also contains customary events of default.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Loans under the facility bear interest at the prime rate which was 5.0% at September 30, 2008. Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 which is being amortized over the term of the financing and is required to pay a servicing fee of $10,000 per month, plus a monthly fee of 0.5% on any unused portion of its Amended and Restated Credit Facility.

At September 30, 2008, the Company’s debt under its $35.0 million Amended and Restated Credit Facility was approximately $16.7 million, and it had $3.1 million of borrowing availability after $7.8 million of reserves, based on the Company’s borrowing base calculations.

The Company’s obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility and in connection therewith total reserves of approximately $4.5 million and $5.3 million for October and November 2008, respectively, were established against the Company’s borrowing base. In February 2008, the Company’s senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant, to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective until February 15, 2009. Until August 28, 2008, excess availability was required to be at least $5.0 million at all times during the period from July 1 to August 31 of any year, and $8.0 million for the balance of the fiscal year. As of August 28, 2008 the senior credit facility was amended to extend the period where excess availability required is $5.0 million from August 31 of any year to September 15 of any year. As of September 25, 2008, the senior credit facility was further amended such that the excess availability requirement is as follows: (i) $5,000,000 at all times during the period from July 1, 2008 to September 15, 2008, (ii) $8,000,000 at all times during the period from September 16, 2008 to September 30, 2008, (iii) $4,500,000 at all times during the period from October 1, 2008 to July 31, 2009, (iv) $4,000,000 at all times during the period from August 1, 2009 to September 15, 2009, (v) $4,500,000 at all times during the period from September 16, 2009 to November 1, 2009, (vi) $8,000,000 at all times during the period from November 2, 2009 to June 30, 2010, (vii) $5,000,000 at all times during the period from July 1 to September 15 of any year (commencing in 2010), and (viii) $8,000,000 at all times during the period from September 16 of any year (commencing in 2010) through June 30 of the immediately following year. Based upon these amendments, the Company did not need to test the EBITDA covenant through November 13, 2008. If the reserve in connection with the Swap increases it may have an adverse effect on the Company’s liquidity, whereby the Company might have to pursue additional funding alternatives including the sale of certain assets or operations to satisfy our liquidity requirements.

LTM EBITDA was $18.0 million as of September 30, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months. If our excess availability for the purpose of testing the EBITDA covenant falls below certain levels, this will generate a default under our Amended and Restated Credit Facility and under certain circumstances cause a cross default under the Notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the Amended and Restated Credit Facility would be reclassified to a short-term liability.

4	Equity

In July 2008, we issued 20,362 common shares pursuant to the exercise of warrants which had been issued in connection with our previously outstanding third priority senior secured notes, and received aggregate proceeds of $204.

5	Environmental Issues

By letter dated August 31, 2007, Fiore Bus Service, Inc., a subsidiary of the Company, was notified by the US Environmental Protection Agency, or EPA, of a potential liability in connection with the remediation of the Sutton Brook Disposal Area Superfund site in Tewksbury, Massachusetts. EPA has estimated that the cost to remediate this site is approximately $30 million and is seeking an agreement from the identified potentially responsible parties, or PRPs, including Fiore, to undertake the remediation of the site and has also demanded reimbursement of EPA's expenses and oversight costs, which EPA has stated to be approximately $5.2 million for work performed to date. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, persons who are identified as PRPs such as Fiore may be subject to strict, joint and several liability for the entire cost of cleaning up environmental contamination at sites where hazardous substances have been released. The Company had acquired Fiore in 1998 and the allegations regarding Fiore relate to events which occurred during the 1980s. The Company has taken the position that any liability Fiore may have had regarding the remediation of the Sutton Brook site was discharged in its Chapter 11 bankruptcy reorganization. While Fiore intends to pursue this defense vigorously and believes that its ultimate allocation of costs for this site, if any, should not be material, we can offer no assurance that the bankruptcy defense will be upheld in court or that Fiore's share of any liability will not be material.

6.	New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company for the fiscal year beginning July 1, 2008 and had no material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on non-financial assets and non-financial liabilities, but does not expect the adoption to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157.  This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of this FSP did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. This statement was effective for the Company for the fiscal year beginning July 1, 2008 and did not have a material impact on its consolidated financial statements as the Company did not elect this fair value option on any financial assets or liabilities.

Effective July 1, 2008, the Company adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The adoption of EITF 07-1 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption for an existing instrument is not permitted.  The Company is currently evaluating the impact of EITF Issue No. 07-05, but does not expect the adoption of EITF Issue No. 07-05 to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (“we” or the “Company”) is the third largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 100 school districts in New York, Missouri, Massachusetts, California, Pennsylvania and New Jersey. For fiscal 2009, we have a contract to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of September 30, 2008, we had a fleet of approximately 5,600 vehicles operating from approximately 50  facilities.

School bus transportation services accounted for 82.3% and 81.9% of our revenues from operations for the three months ended September 30, 2008 and 2007, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 17.7% and 18.1% of our revenues from operations for the three months ended September 30, 2008 and 2007, respectively. The terms of our paratransit and transit contracts are initially for five years. These contracts are awarded by public transit systems through a public bidding or request for proposal ("RFP") process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.

Results of Operations

	Three Months Ended September 30,
	2008		2007
	(unaudited)
	(in millions, except percentages)
Revenues	$72.3	100.0%	$67.0	100.0%
Cost of operations	74.9	103.7%	69.5	103.7%
General and administrative	4.1	5.7%	4.0	6.0%
Depreciation and amortization	4.4	6.0%	4.7	7.0%
Loss from operations	(11.1)	(15.4)%	(11.2)	(16.7)%
Interest expense	5.3	7.3%	9.9	14.7%
Net loss	(16.2)	(22.4)%	(20.9)	(31.2)%

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. Revenues from school bus operations were $59.5 million for the three months ended September 30, 2008 compared to $54.9 million for the three months ended September 30, 2007, an increase of $4.6 million, or 8.4%. This increase was primarily due to an increase in service requirements of $4.4 million, due primarily to approximately three more New York City Department of Education (“DOE”) revenue days in September ($2.7 million) and an increase of summer revenues ($0.7 million), $1.0 million of price increases and $0.3 million increase in DOE escort cost reimbursement revenue partially offset by $1.2 million in lost contracts.

Revenues from paratransit and transit operations were $12.8 million for the three months ended September 30, 2008 compared to $12.1 million for the three months ended September 30, 2007, an increase of $0.7 million or 5.4%. This increase was due to price increases and increases in service requirements from existing contracts.

Cost of Operations. Cost of operations of school bus operations was $62.9 million for the three months ended September 30, 2008 compared to $58.9 million for the three months ended September 30, 2007, an increase of $4.0 million or 6.9%. This increase was primarily due to an increases of $1.5 million in fuel expense, $1.3 million of salaries and wages, $0.8 million of employee fringe benefit costs and $0.6 million of vehicle lease expense. As a percentage of revenues, salaries and wages decreased to 52.7% for the three months ended September 30, 2008, from 54.8% for the three months ended September 30, 2007. As a percentage of revenues, cost of operations decreased to 105.8% for the three months ended September 30, 2008, from 107.3% for the three months ended September 30, 2007.

Cost of operations of paratransit and transit operations were $12.0 million for the three months ended September 30, 2008 compared to $10.6 million for the three months ended September 30, 2007, an increase of $1.4 million or 13.0%. This increase was primarily due to an increases of $0.4 million in fuel expense, $0.6 million of salaries and wages, $0.2 million of employee fringe benefit costs and $0.2 million of vehicle lease expense. As a percentage of revenues, salaries and wages increased to 51.0% for the three months ended September 30, 2008, from 49.2% for the three months ended September 30, 2007. As a percentage of revenues, cost of operations increased to 93.8% for the three months ended September 30, 2008, from 87.4% for the three months ended September 30, 2007.

General and administrative expenses. General and administrative expenses from school bus operations were $3.5 million for the three months ended September 30, 2008 compared to $3.3 million for the three months ended September 30, 2007, an increase of $0.2 million or 6.6%. This increase was primarily due to an increases of $0.2 million in legal and professional fees. As a percentage of school bus operations revenues, general and administrative expenses decreased to 5.9% for the three months ended September 30, 2008, from 6.0% for the three months ended and September 30, 2007.

General and administrative expenses from paratransit and transit operations were $0.6 million for the three months ended September 30, 2008 compared to $0.7 million for the three months ended September 30, 2007, a decrease of $0.1 million or 15.4%. As a percentage of paratransit and transit operations revenues, general and administrative expenses decreased to 4.7% for the three months ended September 30, 2008, from 5.9% for the three months ended September 30, 2007.

Depreciation and amortization. Depreciation and amortization expense from school bus operations was $4.1 million for the three months ended September 30, 2008 compared to $4.3 million for the three months ended September 30, 2007, a decrease of $0.2 million, or 5.3% as some of the assets are now fully depreciated.

Depreciation and amortization expense from paratransit and transit operations was $0.3 million for the three months ended September 30, 2008 and 2007, respectively.

Operating income (loss) from operations. Operating loss from school bus operations was $11.1 million for the three months ended September 30, 2008 compared to $11.6 million loss for the three months ended September 30, 2007, a decrease in loss of $0.6 million, or 4.9%, due to the net effect of the items discussed above.

Operating loss from paratransit and transit operations was $0.1 million for the three months ended September 30, 2008 compared to income of $0.5 million for the three months ended September 30, 2007, an increase in loss of $0.5 million, or 118.5%, due to the net effect of the items discussed above.

Interest expense. Interest expense was $5.3 million for the three months ended September 30, 2008 compared to $9.9 million for the three months ended September 30, 2007, a decrease of $4.6 million, or 46.3%. The decrease was primarily due to a $4.2 million non-cash change in fair market value of interest rate swap.

Loss before benefit from income taxes. Due to the net effect of the items discussed above we experienced a loss before a benefit from income taxes of $16.4 million for the three months ended September 30, 2008 compared to a loss of $21.0 million for the three months ended September 30, 2007, a decrease in loss of $4.6 million.

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

The Company operated a fleet of approximately 5,600 vehicles as of September 30, 2008 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $0.9 million on an annual basis.

The Company anticipates capital expenditures for the fiscal year ending June 30, 2009 of approximately $7.0 million (including approximately $5 million of non-vehicle capital expenditures), of which $2.4 million ($1.0 million were financed by purchase money mortgages and $1.4 million were financed from operating cash flows) were made during the three months ended September 30, 2008. The Company has met the majority of its vehicle requirements for the fiscal year ended June 30, 2009 by the use of operating leases as it did for the fiscal year ended June 30, 2008. Vehicle lease expense increased $0.8 million for the three months ended September 30, 2008, from the three months ended September 30, 2007. The Company anticipates its vehicle lease expense will increase by approximately $3.3 million for the fiscal year ending June 30, 2009.

On May 15, 2007 the Company issued $185.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “notes”). The notes were issued with an original issue discount of $2.8 million, which is being amortized over the term of the notes. The net proceeds of the notes were used to repay $116.3 million of our previously outstanding notes, $15.5 million of the third-priority senior secured notes, $4.9 million of the senior unsecured notes, repayment of a $3.5 million letter of credit advance, $1.6 million of PIK interest converted into debt, $12.1 million for the buyout of vehicle operating leases and $4.8 million for outstanding administrative priority claims. The balance was used for other corporate purposes.

Effective as of May 15, 2007, we entered into an interest swap agreement (the “Swap”) to reduce our exposure to interest rate fluctuations on the notes, which bear interest at LIBOR plus a margin of 7.25%. The Swap has a notional amount of $185 million with a fixed rate of 5.21% instead of LIBOR thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire in April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% is required to be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for "Cash Flow Hedge Accounting" treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement. The change in the fair market value of this interest swap agreement for the three months ended September 30, 2008 as valued by Wachovia of $1,070,274 is reflected as a reduction to interest expense for the three month period. Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility.

Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility and in connection therewith total reserves of approximately $4.5 million and $5.3 million for October 2008 and November 2008, respectively, were established against our borrowing base. In February 2008, our senior credit facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant (see Note 3 (b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q) to exclude the first $5.0 million of reserves established in connection with our Swap. This change is effective from January 1, 2008 until February 15, 2009. Until August 28, 2008, excess availability was required to be at least $5.0 million at all times during the period from July 1 to August 31 of any year, and $8.0 million for the balance of the fiscal year. As of August 28, 2008, the senior credit facility was amended to extend the period where excess availability required is $5.0 million from August 31 of any year to September 15 of any year. As of September 25, 2008, the senior credit facility was further amended such that the excess availability requirement is as follows: (i) $5,000,000 at all times during the period from July 1, 2008 to September 15, 2008, (ii) $8,000,000 at all times during the period from September 16, 2008 to September 30, 2008, (iii) $4,500,000 at all times during the period from October 1, 2008 to July 31, 2009, (iv) $4,000,000 at all times during the period from August 1, 2009 to September 15, 2009, (v) $4,500,000 at all times during the period from September 16, 2009 to November 1, 2009, (vi) $8,000,000 at all times during the period from November 2, 2009 to June 30, 2010, (vii) $5,000,000 at all times during the period from July 1 to September 15 of any year (commencing in 2010), and (viii) $8,000,000 at all times during the period from September 16 of any year (commencing in 2010) through June 30 of the immediately following year. Based upon these amendments, the Company did not need to test the EBITDA covenant through November 13, 2008.

Concurrently with the issuance of the notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia as agent, to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letters of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains customary events of default and contains a minimum last 12 month (“LTM”) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The LTM EBITDA was $18.0 million as of September 30, 2008, but was not tested because the Company met the availability requirements.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves. Our senior lender has established borrowing base reserves of approximately $4.5 million and $5.3 million for October 2008 and November 2008, respectively, in connection with our Swap (see Notes 2 and 3(b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q). Loans under the facility bear interest at the prime rate (the prime rate at September 30, 2008 was 5.0%). Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility. The Company paid a closing fee of $400,000 and is required to pay a servicing fee of $10,000 per month, plus pay a monthly fee of 0.5% on any unused portion of its Amended and Restated Credit Facility.

Under the terms of our contract with the DOE (our largest customer) the Company has received a CPI increase of 4% for the fiscal year ending June 30, 2009. However, because of a reduction in the number of routes and a change in the configuration of routes for the year the increase was effectively reduced to 3.7% at September 30, 2008.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations. Our senior lender has established borrowing base reserves of approximately $4.5 million and $5.3 million for October 2008 and November 2008, respectively, in connection with our Swap (see Notes 2 and 3(b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q). If these reserves increase they may have a significant adverse effect on the Company’s liquidity.

For the fiscal year ending June 30, 2009 there will be two less DOE revenue days as well as one additional payroll day compared to the fiscal year ended June 30, 2008. This will have a negative impact on the Company’s margins. The Company believes that borrowings under the Amended and Restated Credit Facility and anticipated retrospective insurance credits to be received from its insurance company together with its existing cash and cash flow from operations may not be sufficient to fund the Company’s anticipated liquidity requirements for the next year and the Company may need to pursue additional funding alternatives, including the sale of certain assets or operations, in order to improve its liquidity position.

LTM EBITDA was $18.0 million as of September 30, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months. If our excess availability for the purpose of testing the EBITDA covenant (see Note 3(b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q) falls below certain levels, this will generate a default under our Amended and Restated Credit Facility and under certain circumstances cause a cross default under the notes. Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be. If the Company would not be able to receive a waiver, then the amount of the Amended and Restated Credit Facility would be reclassified to a current liability.

As of September 30, 2008, total current assets were $85.8 million and total current liabilities were $38.4 million. At September 30, 2008, the Company’s debt under its $35.0 million senior credit facility was $16.7 million, and it had $3.1 million of borrowing availability, based on the Company’s borrowing base calculations. Approximately $9.3 million of the Company’s $10.0 million letter of credit facility was used. On November 10, 2008, under our senior credit facility the Company had a loan balance of $6.7 million, and it had $7.4 million in borrowing availability, based upon the Company’s borrowing base calculations.

Net cash used in operating activities. Net cash used in operating activities was $6.2 million for the three months ended September 30, 2008, resulting primarily from $16.8 million used in operating activities and a $1.1 million non-cash reduction of interest swap expense partially offset by cash provided by changes in the components of working capital of $6.9 million, and by non-cash items of $4.8 million of depreciation and amortization.

 Net cash used in operating activities was $5.8 million for the three months ended September 30, 2007, resulting primarily from $19.5 million used in operating activities partially offset by cash provided by changes in the components of working capital of $5.4 million, and by non-cash items of $8.3 ($5.0 million of depreciation and amortization, $3.1 million of interest swap expense and $0.1 million of amortization of original issue discount).

Net cash used by investing activities. For the three months ended September 30, 2008, the net cash used by investing activities was $1.4 million resulting primarily from $2.4 million of capital expenditures of which $1.0 million were financed by purchase money mortgages and $1.4 million were financed from operating cash flows.

 For the three months ended September 30, 2007, the net cash used by investing activities was $5.9 million resulting primarily from $6.2 million of capital expenditures of which $0.2 million were financed by purchase money mortgages and $6.0 million were financed from operating cash flows.

Net cash provided by financing activities. Net cash provided by financing activities totaled $10.6 million for the three months ended September 30, 2008 due primarily to $10.7 million of net borrowings under the senior credit facility.

Net cash provided by financing activities totaled $9.0 million for the three months ended September 30, 2007 due primarily to $9.1 million of net borrowings under the senior credit facility.

Commitments and Contingencies

Reference is made to Note 12 “Commitments and Contingencies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a description of the Company’s material commitments.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no material changes to our critical accounting policies as of September 30 , 2008.

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

We operated a fleet of approximately 5,600 vehicles as of September 30, 2008 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $0.9 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel. We currently have hedged approximately 25% of our expected fuel requirements in New York City through June 30, 2009 and we continually evaluate entering into additional such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of September 30, 2008, our only variable rate borrowings are the notes (LIBOR plus 7.25% interest) and the Amended and Restated Credit Facility (prime rate). On May 15, 2007 we reduced our exposure to interest rate fluctuations on our notes by entering into the Swap. The Swap has a notional amount of $185 million with a fixed rate of 5.21% instead of LIBOR thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%. The Swap will expire on April 15, 2010. On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash. As of September 30, 2008 the fair market value of the Swap as valued by Wachovia was a $4.7 liability. Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility. As of September 30, 2008, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would have no material effect on interest expense or corresponding cash flows until periods commencing April 16, 2010.

Item 4. Controls and Procedures

Not applicable

Item 4T. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2008.

  There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

By letter dated August 31, 2008, Fiore Bus Service, Inc., a subsidiary of the Company, was notified by the US Environmental Protection Agency, or EPA, of a potential liability in connection with the remediation of the Sutton Brook Disposal Area Superfund site in Tewksbury, Massachusetts. EPA has estimated that the cost to remediate this site is approximately $30 million and is seeking an agreement from the identified potentially responsible parties, or PRPs, including Fiore, to undertake the remediation of the site and has also demanded reimbursement of EPA's expenses and oversight costs, which EPA has stated to be approximately $5.2 million for work performed to date. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, persons who are identified as PRPs such as Fiore may be subject to strict, joint and several liability for the entire cost of cleaning up environmental contamination at sites where hazardous substances have been released. The Company had acquired Fiore in 1998 and the allegations regarding Fiore relate to events which occurred during the 1980s. The Company has taken the position that any liability Fiore may have had regarding the remediation of the Sutton Brook site was discharged in its Chapter 11 bankruptcy reorganization. While Fiore intends to pursue this defense vigorously and believes that its ultimate allocation of costs for this site, if any, should not be material, we can offer no assurance that the bankruptcy defense will be upheld in court or that Fiore's share of any liability will not be material.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of the Notes. Please refer to the Company’s Annual Report on Form 10-K for fiscal year 2008 for additional information concerning these risk factors and other uncertainties that could negatively impact the Company. There have been no material changes to those risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, we issued 20,362 shares of our common stock, par value $0.01 per share, pursuant to the exercise of warrants which had been issued in connection with our previously outstanding third priority senior secured notes and received an aggregate proceeds of $204 as exercise price of warrants, which proceeds were used for general corporate purposes. The issuance of the shares upon exercise of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ATLANTIC EXPRESS TRANSPORTATION CORP.

Date: November 13, 2008	By:	/s/ Domenic Gatto
Domenic Gatto Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Nathan Schlenker
Nathan Schlenker Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
3.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
3.3	Section 1350 Certification of Principal Executive Officer
3.4	Section 1350 Certification of Principal Financial Officer