Form 10-Q
period 2008-12-31
ATLANTIC EXPRESS TRANSPORTATION CORP
filed 2009-02-23
CIK 1035423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

_______________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 23, 2009 was 1,052,665

PART I.

FINANCIAL INFORMATION

Item I.  Financial Statements
Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,274,646	$2,682,752
Accounts receivable, net of allowance for doubtful accounts of $1,469,877 and $1,409,877, respectively	47,946,659	48,422,466
Inventories	2,617,754	3,508,576
Prepaid insurance	17,842,768	23,716,875
Prepaid expenses and other current assets	5,785,078	4,286,973
Total current assets	78,466,905	82,617,642
Property, plant and equipment, at cost, less accumulated depreciation	77,662,713	83,042,309
Other assets:
Transportation contract rights, net	1,705,762	1,866,496
Deferred financing costs, net	5,148,467	5,936,307
Deposits and other non-current assets	6,935,610	6,590,993
Total other assets	13,789,839	14,393,796
	$169,919,457	$180,053,747
Liabilities and Shareholders’ Deficit
Current:
Current portion of long-term debt	$1,003,663	$766,232
Current portion of capital lease obligations	1,056,058	1,463,690
Insurance financing payable	631,866	3,247,089
Controlled disbursements account—checks issued not funded	4,589,051	3,303,864
Accounts payable, accrued expenses and other current liabilities	13,315,277	11,350,285
Accrued compensation	5,065,040	4,553,718
Current portion of deferred income	629,777	602,931
Current portion of insurance reserves	300,000	314,000
Accrued interest	4,867,058	5,123,377
Payable to creditors under the plan of reorganization	108,381	137,389
Total current liabilities	31,566,171	30,862,575
Long-term debt, net of current portion	201,165,874	190,465,857
Capital lease obligations, net of current portion	206,187	261,846
Insurance reserves, net of current portion	1,026,646	486,394
Interest rate swap	7,326,571	5,786,069
Deferred income, net of current portion and other long-term liabilities	3,607,999	3,566,722
Deferred state and local income taxes	—	220,000
Total liabilities	244,899,448	231,649,463
Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $.01 per share, authorized shares 1,303,200; issued and outstanding 1,052,665 and 1,032,293, respectively	10,527	10,323
Additional paid-in capital	114,939,064	114,939,064
Accumulated deficit	(189,929,582)	(166,545,103)
Total shareholders’ deficit	(74,979,991)	(51,595,716)
	$169,919,457	$180,053,747

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
School bus operations	$106,525,185	$108,782,196	$166,006,313	$163,653,130
Paratransit and transit operations	12,548,662	10,646,408	25,327,825	22,773,877

Total revenues	119,073,847	119,428,604	191,334,138	186,427,007

Costs and expenses:
Cost of operations—School bus operations	96,238,363	95,122,201	159,159,401	153,995,918
Cost of operations—Paratransit and transit operations	11,793,694	10,006,345	23,776,243	20,607,555
General and administrative	4,553,061	4,575,464	8,691,335	8,604,450
Depreciation and amortization	4,397,385	4,701,193	8,755,137	9,358,864

Total operating costs and expenses	116,982,503	114,405,203	200,382,116	192,566,787

Income (loss) from operations	2,091,344	5,023,401	(9,047,978)	(6,139,780)
Other income (expense):
Interest expense:
Interest	(6,304,131)	(6,449,297)	(12,266,009)	(12,762,646)
Deferred financing costs	(393,920)	(391,237)	(787,840)	(780,650)
Change in fair market value of interest rate swap	(2,610,778)	(2,806,568)	(1,540,504)	(5,955,566)
Reorganization costs	(904)	(22,991)	(13,409)	(68,882)
Other income	2,197	16,444	51,261	110,438

Loss before income taxes	(7,216,192)	(4,630,248)	(23,604,479)	(25,597,086)
Provision for (benefit from) income taxes	—	27,000	(220,000)	(48,000)

Net loss	$(7,216,192)	$(4,657,248)	$(23,384,479)	$(25,549,086)

See accompanying notes to consolidated financial statements.

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(23,384,479)	$(25,549,086)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	8,594,403	9,101,944
Amortization	948,573	1,037,570
Original issue discount interest	282,204	282,204
Change in fair market value of interest rate swap	1,540,504	5,955,566
Allowance for doubtful accounts receivable	60,000	60,000
Loss (gain) on sales of fixed assets, net	225,992	(141,626)
Deferred state and local income taxes	(220,000)	(102,000)

Decrease (increase) in:
Accounts receivable	415,807	(3,537,178)
Inventories	890,822	(203,580)

Prepaid expenses and other current assets	4,376,003	5,934,632
Deposits and other non-current assets	(344,617)	2,312,441
Increase (decrease) in:
Accounts payable, accrued expenses, accrued compensation and other current liabilities	2,246,841	1,826,026
Controlled disbursement account	1,285,187	1,585,246
Insurance financing payable	(2,615,223)	(3,388,053)
Payable to creditors under plan of reorganization	(29,008)	—
Insurance reserves and other long-term liabilities	567,529	(52,026)
Net cash used in operating activities	(5,159,462)	(4,877,920)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,609,871)	(7,442,378)
Increase in restricted cash and cash equivalents	—	(16,191)
Proceeds from sales of fixed assets	207,350	188,888

Net cash used in investing activities	(2,402,521)	(7,269,681)

Continued

Atlantic Express Transportation Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from financing activities:
Proceeds from Amended and Restated Credit Facility, net	$9,983,499	$7,495,778
Distribution to parent company	—	(150,000)
Proceeds from issuance of common stock	204	—
Principal payments on borrowings and capital lease obligations	(829,826)	(823,844)
Deferred financing costs	—	(83,210)

Net cash provided by financing activities	9,153,877	6,438,724
Net increase (decrease) in cash and cash equivalents	1,591,894	(5,708,877)
Cash and cash equivalents, beginning of year	2,682,752	6,881,838
Cash and cash equivalents, end of period	$4,274,646	$1,172,961

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$12,191,794	$10,541,923

Income taxes	$—	$76,821

Supplemental disclosures of non-cash investing and financing activity:
Trade-in-value of vehicles exchanged	$980,000	$—
Acquisition cost of vehicles exchanged	$609,073	$—
Loans incurred for purchases of property, plant and equipment	$1,038,279	$206,623

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

The Company believes that borrowings under the Amended and Restated Credit Facility together with its existing cash and cash flow from operations will not be sufficient to fund the Company’s anticipated liquidity requirements for the next year and the Company  needs to pursue additional funding alternatives, including the potential sale of certain assets or operations, in order to fund its liquidity requirements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.              Interest Rate Swap

Effective as of May 15, 2007, we entered into an interest swap agreement (the “Swap”) to reduce our exposure to interest rate fluctuations on our Senior Secured Notes due 2012 (the “Notes”), which bear interest at LIBOR plus a margin of 7.25%.  The Swap has a notional amount of $185 million with a fixed rate of 5.21% instead of LIBOR thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%.  The Swap will expire on April 15, 2010.  On the interest payment dates of the Notes, the difference between LIBOR and 5.21% will be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for "Cash Flow Hedge Accounting" treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement.  The change in the fair market value of this interest swap agreement for the six months ended December 31, 2008 as valued by Wachovia Bank, National Association (“Wachovia”) of $1,540,504 is reflected as an increase to interest expense for the six month period.  Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility.

3.              Debt

The following represents the debt outstanding at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
	(unaudited)
Senior Secured Floating Rate Notes due 2012 with cash interest payable October 15th and April 15th(a)	$185,000,000	$185,000,000
Less: original issue discount associated with the issuance of the Notes, net (a)	(1,857,837)	(2,140,041)
Amended and Restated Credit Facility (b)	15,935,773	5,952,274
Various notes payable, primarily secured by transportation equipment, with interest rates ranging from 8% - 10.3%	3,091,601	2,419,856
	202,169,537	191,232,089
Less current portion	1,003,663	766,232
Long-term debt, net of current portion	$201,165,874	$190,465,857

(a)
On May 15, 2007 the Company issued the Notes with an original issue discount of $2,775,000, which is being amortized over the term of the Notes.  The net proceeds of the Notes were used to repay existing indebtedness and for certain other corporate purposes.

Annual interest on the Notes is equal to the applicable LIBOR rate plus a margin of 7.25%.  The applicable LIBOR rate is determined by using the second London banking day prior to the first day of such interest accrual period.  The applicable LIBOR rate for the April 15, 2009 payment is 4.38%.  Interest payments are required semiannually through their maturity date on April 15, 2012 and commenced on October 15, 2007.  Effective as of May 15, 2007, we entered into the Swap to reduce our exposure to interest rate fluctuations on the Notes (see Note 2).

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

(b)
Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letter of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis, and by a second priority lien on the real property securing the Notes on a first priority basis. In addition, the term of the credit facility was extended to December 31, 2011. The Amended and Restated Credit Facility contains certain financial covenants, including a minimum last 12 month (“LTM”) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels.  The Company’s LTM EBITDA was $14.8 million as of December 31, 2008, however the Company has maintained an availability over the required threshold and therefore was not subject to the test for any periods through February 23, 2009.  The Amended and Restated Credit Facility also contains customary events of default.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves.  Loans under the facility bear interest at the prime rate which was 3.25% at December 31, 2008.  Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by lenders for letters of credit will bear the same rate as loans under our revolving facility.  The Company paid a closing fee of $400,000 which is being amortized over the term of the financing and is required to pay a servicing fee of $10,000 per month, plus a monthly fee of 0.5% on any unused portion of its Amended and Restated Credit Facility.

At December 31, 2008, the Company’s debt under its $35.0 million Amended and Restated Credit Facility was approximately $15.9 million, and it had $3.6 million of borrowing availability after $6.3 million of reserves, based on the Company’s borrowing base calculations.

The Company’s obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility and in connection therewith total reserves of approximately $7.7 million and $7.3 million for January and February 2009, respectively, were established against the Company’s borrowing base.  In February 2008, the Company’s Amended and Restated Credit Facility was amended to change the calculation of the borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant, to exclude the first $5.0 million of reserves established in connection with our Swap.  This change was effective until February 15, 2009. On February 17, 2009 the effective date was extended until April 1, 2009 (see Note 8).  Until August 28, 2008, excess availability was required to be at least $5.0 million at all times during the period from July 1 to August 31 of any year, and $8.0 million for the balance of the fiscal year.  As of August 28, 2008, the Amended and Restated Credit Facility was amended to extend the period where excess availability required is $5.0 million from August 31 of any year to September 15 of any year.  As of September 25, 2008, the Amended and Restated Credit Facility was further amended such that the excess availability requirement is as follows: (i) $5.0 million at all times during the period from July 1, 2008 to September 15, 2008, (ii) $8.0 million at all times during the period from September 16, 2008 to September 30, 2008, (iii) $4.5 million at all times during the period from October 1, 2008 to July 31, 2009, (iv) $4.0 million at all times during the period from August 1, 2009 to September 15, 2009, (v) $4.5 million at all times during the period from September 16, 2009 to November 1, 2009, (vi) $8.0 million at all times during the period from November 2, 2009 to June 30, 2010, (vii) $5.0 million at all times during the period from July 1 to September 15 of any year (commencing in 2010), and (viii) $8.0 million at all times during the period from September 16 of any year (commencing in 2010) through June 30 of the immediately following year.  Based upon these amendments, the Company did not need to test the EBITDA covenant through February 23, 2009.  If the reserve in connection with the Swap increases it may have an adverse effect on the Company’s liquidity, whereby the Company might have to pursue additional funding alternatives including the potential sale of certain assets or operations to fund our liquidity requirements.

LTM EBITDA was $14.8 million as of December 31, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months.  If our excess availability for the purpose of testing the EBITDA covenant falls below certain levels, this will generate a default under our Amended and Restated Credit Facility and under certain circumstances cause a cross default under the Notes.  Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be.  If the Company would not be able to receive a waiver, then the amount of the Amended and Restated Credit Facility would be reclassified to a short-term liability.

4.              New Paratransit Contract

In December 2008, a subsidiary of the Company was awarded a new paratransit contract by the New York City Transit Authority (the “TA”) effective June 1, 2009.  The TA estimates the total amount of this contract to be approximately $517.0 million. This contract is for a term of ten years with an option for an additional ten years.  The subsidiary has extended its existing contract, which was to expire on December 31, 2008 for an additional five months at the existing terms and conditions that existed on December 31, 2008.

5.              Amended Employment Contracts

On December 16, 2008, the employment contracts of Domenic Gatto, our Chief Executive Officer and President and Nathan Schlenker, our Chief Financial Officer were amended to conform the employment agreements to Section 409A of the Internal Revenue Code.  In addition, each of the agreements was amended to delete those provisions granting Messrs Gatto and Schlenker annual bonuses in the event the Company achieves results that exceeded projected EBITDA.

6.              Equity

In July 2008, we issued 20,362 common shares pursuant to the exercise of warrants which had been issued in connection with our previously outstanding third priority senior secured notes, and received aggregate proceeds of $204.

7.              Environmental Issues

By letter dated August 31, 2007, Fiore Bus Service, Inc., a subsidiary of the Company, was notified by the US Environmental Protection Agency, or EPA, of a potential liability in connection with the remediation of the Sutton Brook Disposal Area Superfund site in Tewksbury, Massachusetts. EPA estimated in Fall 2007 that the cost to remediate this site is approximately $30 million and is seeking an agreement from the identified potentially responsible parties, or PRPs, including Fiore, to undertake the remediation of the site and has also demanded reimbursement of EPA's expenses and oversight costs, which EPA stated in its August 2007 letter to be approximately $5.2 million for work performed to date. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, persons who are identified as PRPs such as Fiore may be subject to strict, joint and several liability for the entire cost of cleaning up environmental contamination at sites where hazardous substances have been released. The Company had acquired Fiore in 1998 and the allegations regarding Fiore relate to events which occurred during the 1980s. The Company has taken the position that any liability Fiore may have had regarding the remediation of the Sutton Brook site was discharged in its Chapter 11 bankruptcy reorganization.  While Fiore intends to pursue this defense vigorously and believes that its ultimate allocation of costs for this site, if any, should not be material, we can offer no assurance that the bankruptcy defense will be upheld in court or that Fiore's share of any liability will not be material.

8.              Subsequent Event

On February 17, 2009, the Amended and Restated Credit Facility was amended to provide that at all times prior to April 1, 2009, the calculation of the borrowing base for the purpose of calculating excess availability, solely in relation to testing the EBITDA covenant, shall exclude the first $5.0 million of reserves established in connection with the Swap.  Without the amendment, such reserves would have been included in the borrowing base calculation effective as of February 16, 2009.

9.              New Accounting Standards

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Atlantic Express Transportation Corp. (“we” or the “Company”) is the third largest provider of school bus transportation in the United States and the leading provider in New York City, the largest market in which we operate. We have contracts with approximately 104 school districts in New York, Missouri, Massachusetts, California, Pennsylvania and New Jersey. For fiscal 2009, we have a contract to provide paratransit services in New York to physically and mentally challenged passengers who are unable to use standard public transportation. We also provide other transportation services, including fixed route transit, express commuter line and charter and tour buses through our coach services. As of December 31, 2008, we had a fleet of approximately 5,600 vehicles operating from approximately 50  facilities.

School bus transportation services accounted for 86.8% and 87.8% of our revenues from operations for the six months ended December 31, 2008 and 2007, respectively. Our school bus transportation contracts have provided a relatively predictable and stable stream of revenues over their terms, which generally initially range from one to five years. Since 1979, we have achieved substantial contract renewals, which we believe is due to (1) our reputation for passenger safety and providing efficient, on-time service, (2) our long-standing relationships with the school districts we service, (3) the preference of school districts to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement and (4) the disadvantage of prospective competitors, who generally would have to make substantially greater investments than we would in new equipment and who may experience difficulty obtaining suitable parking and maintenance facilities in our primary markets, especially in the New York City greater metropolitan area.

Paratransit and transit services accounted for 13.2% and 12.2% of our revenues from operations for the six months ended December 31, 2008 and 2007, respectively. These contracts are awarded by public transit systems through a public bidding or request for proposal ("RFP") process. We are generally entitled to a specified charge per hour of vehicle service together with other fixed charges.  In December 2008, a subsidiary of the Company was awarded a new paratransit contract by the TA effective June 1, 2009.  The TA estimates the total amount of this contract to be approximately $517.0 million. This contract is for a term of ten years with an option for an additional ten years.  The subsidiary has extended its existing contract, which was to expire on December 31, 2008 for an additional five months at the existing terms and conditions that existed on December 31, 2008.

Results of Operations

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
	(unaudited)				(unaudited)
	(in millions, except percentages)
Revenues	$119.1	100.0%	$119.4	100.0%	$191.3	100.0%	$186.4	100.0%
Cost of operations	108.0	90.7%	105.1	88.0%	182.9	95.6%	174.6	93.7%
General and administrative	4.6	3.8%	4.6	3.8%	8.7	4.5%	8.6	4.6%
Depreciation and amortization	4.4	3.7%	4.7	3.9%	8.8	4.6%	9.4	5.0%
Income (loss) from operations	2.1	1.8%	5.0	4.2%	(9.0)	(4.7)%	(6.1)	(3.3)%
Interest expense	9.3	7.8%	9.6	8.1%	14.6	7.6%	19.5	10.5%
Net loss	(7.2)	(6.1)%	(4.7)	(3.9)%	(23.4)	(12.2)%	(25.5)	(13.7)%

Results of Operations - Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenues.  Revenues from school bus operations were $106.5 million for the three months ended December 31, 2008 compared to $108.8 million for the three months ended December 31, 2007, a decrease of $2.3 million, or 2.1%. This decrease was due primarily a reduction in service requirements of $2.8 million, due primarily to two less school days in New York City and $2.9 million in lost contracts partially offset by $3.3 million of price increases and $0.1 million in new contracts.

Revenues from paratransit and transit operations were $12.5 million for the three months ended December 31, 2008 compared to $10.6 million for the three months ended December 31, 2007, an increase of $1.9 million or 17.9%.  This increase was primarily due to an increase in service requirements (our paratransit operations were adversely effected by a ten-day labor strike in December 2007) and by price increases of  $0.3 million.

Cost of Operations.  Cost of operations of school bus operations was $96.2 million for the three months ended December 31, 2008 compared to $95.1 million for the three months ended December 31, 2007, an increase of $1.1 million or 1.2%.  This increase was  primarily due to increases in workers compensation insurance expense of $5.8 million (our insurance company changed loss development factors for our workers' compensation and primary automobile liability claims which resulted in significant changes in the related expenses for policy periods ranging from 2001 through 2007), $0.9 million increase in other fringe benefits and an increase in vehicle lease expense of $0.6 million.  These increases were partially offset by a $5.3 million decrease in automobile liability insurance expense and a $1.1 million reduction in fuel expense.  Salaries and wages were $53.8 million for the three months ended December 31, 2008 and 2007.  As a percentage of revenues, salaries and wages increased to 50.5% for the three months ended December 31, 2008, from 49.5% for the three months ended December 31, 2007.  As a percentage of revenues, cost of operations increased to 90.3% for the three months ended December 31, 2008, from 87.4% for the three months ended December 31, 2007.

Cost of operations of paratransit and transit operations were $11.8 million for the three months ended December 31, 2008 compared to $10.0 million for the three months ended December 31, 2007, an increase of $1.8 million or 17.9%.  This increase was primarily due to an increase in driver wages of $0.9 million due primarily to increased operations, and $0.9 million increase in workers' compensation expense.  As a percentage of revenues, salaries and wages decreased to 51.9% for the three months ended December 31, 2008, from 53.1% for the three months ended December 31, 2007.  As a percentage of revenues, cost of operations were 94.0% for the three months ended December 31, 2008 and 2007. We had a labor strike on December 10, 2007 affecting our paratransit operations which lasted for ten days.  On December 19, 2007 we entered into a new collective bargaining agreement with the relevant union.

General and administrative expenses.  General and administrative expenses from school bus operations were $3.9 million for the three months ended December 31, 2008 and 2007, respectively.  As a percentage of revenues, general and administrative expenses increased to 3.7% for the three months ended December 31, 2008, from 3.5% for the three months ended and December 31, 2007.

General and administrative expenses from paratransit and transit operations were $0.7 million for the three months ended December 31, 2008 and 2007, respectively.  As a percentage of revenues, general and administrative expenses decreased to 5.2% for the three months ended December 31, 2008, from 6.7% for the three months ended December 31, 2007.

Depreciation and amortization.  Depreciation and amortization expense from school bus operations was $4.1 million for the three months ended December 31, 2008 compared to $4.3 million for the three months ended December 31, 2007, a decrease of $0.2 million, or 5.3%.  This decrease was primarily due to the Company having lower depreciation expense for the three months ended December 31, 2008 as some of the assets are now fully depreciated.

Depreciation and amortization expense from paratransit and transit operations was $0.3 million for the three months ended December 31, 2008 compared to $0.4 million for the three months ended December 31, 2007, a decrease of $0.1 million, or 20.9%.  This decrease was primarily due to the Company having lower depreciation expense for the three months ended December 31, 2008 as some of the assets are now fully depreciated.

Income from operations. Operating income from school bus operations was $2.3 million for the three months ended December 31, 2008 compared to $5.5 million for the three months ended December 31, 2007, a decrease in income of $3.2 million, or 58.4%, due to the net effect of the items discussed above.

Operating loss from paratransit and transit operations was $0.2 million for the three months ended December 31, 2008 compared to $0.4 million loss for the three months ended December 31, 2007, a decrease in loss of $0.3 million, or 58.5% due to the net effect of the items discussed above.

Interest expense.  Interest expense was $9.3 million for the three months ended December 31, 2008 compared to $9.6 million for the three months ended December 31, 2007, a decrease of $0.3 million, or 3.5%. The decrease was primarily due to a $0.2 million non-cash change in fair market value of interest rate swap expense.

Loss before provision for income taxes.  Due to the net effect of the items discussed above we experienced a loss of $7.2 million for the three months ended December 31, 2008, compared to a loss of $4.6 million for the three months ended December 31, 2007, an increase in loss of $2.6 million.

Results of Operations - Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Revenues.  Revenues from school bus operations were $166.0 million for the six months ended December 31, 2008 compared to $163.7 million for the six months ended December 31, 2007, an increase of $2.4 million, or 1.4%.  This increase was due primarily to $4.3 million of price increases, $1.6 million increase in service requirements (due primarily to one more school day in New York City and an increase in summer revenues of $0.7 million) and $0.5 million increase in New York City Department of Education (“DOE’) escort reimbursement revenue, partially offset by $4.1 million in lost contracts.

Revenues from paratransit and transit operations were $25.3 million for the six months ended December 31, 2008 compared to $22.8 million for the six months ended December 31, 2007, an increase of $2.6 million or 11.2%. This increase was primarily due to an increase in service requirements (our paratransit operations were adversely effected by a ten-day labor strike in December 2007) and by price increases of $0.6 million.

Cost of Operations.  Cost of operations of school bus operations was $159.2 million for the six months ended December 31, 2008 compared to $154.0 million for the six months ended December 31, 2007, an increase of $5.2 million or 3.4%.  This increase was  primarily due to increases in workers compensation insurance expense of $6.2 million (our insurance company changed loss development factors for our workers' compensation and primary automobile liability claims which resulted in significant changes in the related expenses for policy periods ranging from 2001 through 2007), $1.3 million increase in other fringe benefits, increase in wages of $1.2 million and an increase in vehicle lease expense of $1.1 million.  These increases were partially offset by a $5.9 million decrease in automobile liability insurance expense.  As a percentage of revenues, salaries and wages were 51.3% for the six months ended December 31, 2008 and 2007.  As a percentage of revenues, cost of operations increased to 95.9% for the six months ended December 31, 2008, from 94.1% for the six months ended December 31, 2007.

Cost of operations of paratransit and transit operations were $23.8 million for the six months ended December 31, 2008 compared to $20.6 million for the six months ended December 31, 2007, an increase of $3.2 million or 15.4%.  This increase was primarily due to an increase in driver wages $1.5 million due primarily to increased operations, $0.8 million increase in workers’ compensation expense and $0.5 million increase in vehicle lease expense.  As a percentage of revenues, salaries and wages increased to 51.4% for the six months ended December 31, 2008, from 51.0% for the six months ended December 31, 2007.  As a percentage of revenues, cost of operations increased to 93.9% for the six months ended December 31, 2008, from 90.5% for the six months ended December 31, 2007.  We had a labor strike on December 10, 2007 affecting our paratransit operations which lasted for ten days.  On December 19, 2007 we entered into a new collective bargaining agreement with the relevant union.

General and administrative expenses.  General and administrative expenses from school bus operations were $7.4 million for the six months ended December 31, 2008 compared to $7.2 million for the six months ended December 31, 2007, an increase of $0.3 million or 3.6%.  This increase was primarily due to increases in professional fees and advertising expenses.  As a percentage of revenues, general and administrative expenses were 4.5% for the six months ended December 31, 2008 compared to 4.4% for the six months ended December 31, 2007.

General and administrative expenses from paratransit and transit operations was $1.3 million for the six months ended December 31, 2008 compared to $1.4 million for the six months ended December 31, 2007, a decrease of $0.2 million or 12.2%.  This decrease was primarily due to reduced adverting expense.  As a percentage of revenues, general and administrative expenses decreased to 5.0% for the six months ended December 31, 2008, from 6.3% for the six months ended December 31, 2007.

Depreciation and amortization.  Depreciation and amortization expense from school bus operations was $8.2 million for the six months ended December 31, 2008 compared to $8.7 million for the six months ended December 31, 2007, a decrease of $0.5 million, or 5.3%. This decrease was primarily due to the Company having lower depreciation expense for the six months ended December 31, 2008 as some of the assets are now fully depreciated.

Depreciation and amortization expense from paratransit and transit operations was $0.6 million for the six months ended December 31, 2008 compared to $0.7 million for the six months ended December 31, 2007, a decrease of $0.1 million, or 20.8%.  This decrease was primarily due to the Company having lower depreciation expense for the six months ended December 31, 2008 as some of the assets are now fully depreciated.

Loss from operations.  Operating loss from school bus operations was $8.8 million for the six months ended December 31, 2008 compared to $6.2 million loss for the six months ended December 31, 2007, an increase in loss of $2.6 million, or 42.4% due to the net effect of the items discussed above.

Operating loss from paratransit and transit operations was $0.3 million compared to minimal income for the six months ended December 31, 2007, a decrease of $0.3 million due to the net effect of the items discussed above.

Interest expense.  Interest expense was $14.6 million for the six months ended December 31, 2008 compared to $19.5 million for the six months ended December 31, 2007, a decrease of $4.9 million, or 25.1%. The decrease was primarily due to a $4.4 million non-cash change in fair market value of interest rate swap expense and $0.3 million decrease in interest expense on the Notes.

Loss before benefit from income taxes.  Due to the net effect of the items discussed above we experienced a loss of $23.6 million for the six months ended December 31, 2008 compared to a loss of $25.6 million for the six months ended December 31, 2007, a decrease in loss of $2.0 million.

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

The Company operated a fleet of approximately 5,600 vehicles as of December 31, 2008 and consumes substantial quantities of fuel for its operations. Based on the Company’s current operations, an increase in fuel costs of 10 cents per gallon will increase its cost of fuel purchased by approximately $0.9 million on an annual basis.

The Company anticipates capital expenditures for the fiscal year ending June 30, 2009 of approximately $7.0 million (including approximately $5.0 million of non-vehicle capital expenditures), of which $3.6 million were made during the six months ended December 31, 2008.  The Company has met the majority of its vehicle requirements for the fiscal year ended June 30, 2009 by the use of operating leases as it did for the fiscal year ended June 30, 2008.  Vehicle lease expense increased $1.6 million for the six months ended December 31, 2008, from the six months ended December 31, 2007.  The Company anticipates its vehicle lease expense will increase by approximately $3.3 million for the fiscal year ending June 30, 2009.

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

Effective as of May 15, 2007, we entered into an interest swap agreement (the “Swap”) to reduce our exposure to interest rate fluctuations on the Notes, which bear interest at LIBOR plus a margin of 7.25%.  The Swap has a notional amount of $185 million with a fixed rate of 5.21% instead of LIBOR thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%.  The Swap will expire in April 15, 2010.  On the interest payment dates of the Notes, the difference between LIBOR and 5.21% is required to be settled in cash. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Swap does not qualify for "Cash Flow Hedge Accounting" treatment since the documentation of the accounting treatment was not done contemporaneously with entering into the agreement.  The change in the fair market value of this interest swap agreement for the six months ended December 31, 2008 as valued by Wachovia of $1,540,504 is reflected as an increase in interest expense for the six month period.  Our obligation under the Swap is secured by the collateral securing our amended and restated credit facility (the “Amended and Restated Credit Facility”).

Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility and in connection therewith total reserves of approximately $7.7 million and $7.3 million for January 2009 and February 2009, respectively, were established against our borrowing base.  In February 2008, our Amended and Restated Credit Facility was amended to change the calculation of the  borrowing base for the purpose of the calculation of excess availability, solely in relation to testing the EBITDA covenant (see Note 3 (b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q) to exclude the first $5.0 million of reserves established in connection with our Swap.  This change was effective from January 1, 2008 until February 15, 2009.  On February 17, 2009 the effective date was extended until April 1, 2009 (see Note 8 to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q for further discussion).  Until August 28, 2008, excess availability was required to be at least $5.0 million at all times during the period from July 1 to August 31 of any year, and $8.0 million for the balance of the fiscal year.  As of August 28, 2008, the Amended and Restated Credit Facility was amended to extend the period where excess availability required is $5.0 million from August 31 of any year to September 15 of any year.  As of September 25, 2008, the Amended and Restated Credit Facility was further amended such that the excess availability requirement is as follows: (i) $5.0 million at all times during the period from July 1, 2008 to September 15, 2008, (ii) $8.0 million at all times during the period from September 16, 2008 to September 30, 2008, (iii) $4.5 million at all times during the period from October 1, 2008 to July 31, 2009, (iv) $4.0 million at all times during the period from August 1, 2009 to September 15, 2009, (v) $4.5 million at all times during the period from September 16, 2009 to November 1, 2009, (vi) $8.0 million at all times during the period from November 2, 2009 to June 30, 2010, (vii) $5.0 million at all times during the period from July 1 to September 15 of any year (commencing in 2010), and (viii) $8.0 million at all times during the period from September 16 of any year (commencing in 2010) through June 30 of the immediately following year.  Based upon these amendments, the Company did not need to test the EBITDA covenant through February 23, 2009.

Concurrently with the issuance of the Notes, the Company and substantially all of its subsidiaries also amended and restated its existing senior credit facility with Wachovia as agent, to provide up to $35.0 million of borrowing availability under a revolving credit facility, subject to customary borrowing conditions, plus a $10.0 million letters of credit facility. The Amended and Restated Credit Facility is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ assets, other than collateral securing the Notes on a first priority basis. In addition, the term of the credit facility was extended from February 29, 2008 to December 31, 2011. The Amended and Restated Credit Facility contains customary events of default and contains a minimum last 12 month (“LTM”) EBITDA covenant of $26.0 million, which will only be tested if excess availability falls below certain levels. The LTM EBITDA was $14.8 million as of December 31, 2008, but was not tested because the Company met the availability requirements.

The borrowing capacity under the Amended and Restated Credit Facility is based upon 85% of the net amount of eligible accounts receivable less reserves.  Our senior lender has established borrowing base reserves of approximately $7.7 million and $7.3 million for January 2009 and February 2009, respectively, in connection with our Swap (see Notes 2 and 3(b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q).  Loans under the facility bear interest at the prime rate (the prime rate at December 31, 2008 was 3.25%).  Letters of credit are subject to a fee of 1% per annum payable monthly in arrears and any amounts paid by  lenders for letters of credit will bear the same rate as loans under our revolving facility.  The Company paid a closing fee of $400,000 and is required to pay a servicing fee of $10,000 per month, plus pay a monthly fee of 0.5% on any unused portion of its Amended and Restated Credit Facility.

Under the terms of our contract with the DOE (our largest customer) the Company has received a CPI increase of 4% for the fiscal year ending June 30, 2009.  However, because of a reduction in the number of routes and a change in the configuration of routes for the year the increase was effectively reduced  to 3.1% at December 31, 2008.

The Company, in addition to normal working capital requirements, has significant interest obligations and capital expenditure requirements to finance its operations.  Our senior lender has established borrowing base  reserves of approximately $7.7 million and $7.3 million for January 2009 and February 2009, respectively, in connection with our Swap (see Notes 2 and 3(b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q). If these reserves increase they may have a significant adverse effect on the Company’s liquidity.

For the fiscal year ending June 30, 2009 there will be two less DOE revenue days as well as one additional payroll day compared to the fiscal year ended June 30, 2008. This will have a negative impact on the Company’s margins. In addition, the company has been informed by its insurance company that it will not receive any retrospective insurance credits (as previously expected) this year.  The Company believes that borrowings under the Amended and Restated Credit Facility together with its existing cash and cash flow from operations will not be sufficient to fund the Company’s anticipated liquidity requirements for the next year and the Company  needs to pursue additional funding alternatives, including the potential sale of certain assets or operations, in order to fund its liquidity requirements.

LTM EBITDA was $14.8 million as of December 31, 2008 and we expect LTM EBITDA to be below $26.0 million for the next twelve months.  If our excess availability for the purpose of testing the EBITDA covenant (see Note 3(b) to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q) falls below certain levels, this will generate a default under our Amended and Restated Credit Facility and under certain circumstances cause a cross default under the Notes.  Although the Company believes that it would be able to receive a waiver of this default from Wachovia, there can be no assurance that this is the case or what the cost to the Company might be.  If the Company would not be able to receive a waiver, then the amount of the Amended and Restated Credit Facility would be reclassified to a current liability.

As of December 31, 2008, total current assets were $78.5 million and total current liabilities were $31.6 million.  At December 31, 2008, the Company’s debt under its $35.0 million Amended and Restated Credit Facility was $15.9 million, and it had $3.6 million of borrowing availability, based on the Company’s borrowing base calculations. Approximately $8.9 million of the Company’s $10.0 million letter of credit facility was used.  On February 10, 2009, under our Amended and Restated Credit Facility the Company had a credit balance of $2.8 million, and it had $15.2 million in borrowing availability, based upon the Company’s borrowing base calculations.

Net cash used in operating activities. Net cash used in operating activities was $5.2 million for the six months ended December 31, 2008, resulting primarily from $23.1 million used in operating activities, partially offset by cash provided by changes in the components of working capital of $6.6 million and by non-cash items of $11.3 million ($9.5 million of depreciation and amortization, $1.5 million of interest swap expense and $0.3 million of amortization of original issue discount).

 Net cash used in operating activities was $4.9 million for the six months ended December 31, 2007, resulting primarily from $23.5 million used in operating activities partially offset by cash provided by changes in the components of working capital of $2.2 million, and by non-cash items of $16.4 million ($10.1 million of depreciation and amortization, $6.0 million of interest swap expense and $0.3 million of amortization of original issue discount).

Net cash used in investing activities. For the six months ended December 31, 2008, the net cash used in investing activities was $2.4 million resulting primarily from $3.6 million of capital expenditures of which $1.0 million were financed by purchase money mortgages and $2.6 million were financed from operating cash flows, partially offset by $0.2 million proceeds from sales of fixed assets.

For the six months ended December 31, 2007, the net cash used in investing activities was $7.3 million resulting primarily from $7.6 million of capital expenditures of which $0.2 million were financed by purchase money mortgages and $7.4 million were financed from operating cash flows, partially offset by $0.2 million proceeds from sales of fixed assets.

Net cash provided by financing activities. Net cash provided by financing activities totaled $9.2 million for the six months ended December 31, 2008 due primarily to $10.0 million of net borrowings under the Amended and Restated Credit Facility partially offset by $0.8 million of principal payments on borrowings and capital lease obligations.

Net cash provided by financing activities totaled $6.4 million for the six months ended December 31, 2007 due primarily to $7.5 million of net borrowings under the Amended and Restated Credit Facility, partially offset by $0.8 million in payments on borrowings under capital leases and purchase money mortgages.

Commitments and Contingencies

Reference is made to Note 12  “Commitments and Contingencies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a description of the Company’s material commitments and contingencies.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  There have been no material changes to our critical accounting policies as of December 31 , 2008.

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

We operated a fleet of approximately 5,600 vehicles as of December 31, 2008 and consume substantial quantities of fuel for our operations. Based on our current operations, an increase in fuel costs of ten cents per gallon will increase our cost of fuel purchased by approximately $0.9 million on an annual basis. From time to time in the past, we have entered into hedging contracts to protect ourselves from fluctuations in the cost of fuel. We currently have  hedged approximately 25% of our expected fuel requirements in New York City through June 30, 2009 and we continually evaluate entering into additional such agreements if we believe increases in fuel costs are likely. No assurance can be given that we will be able to adequately protect ourselves from fluctuating fuel costs even if we enter into hedging contracts.

As of December 31, 2008, our only variable rate borrowings are the notes (LIBOR plus 7.25% interest) and the Amended and Restated Credit Facility (prime rate).  On May 15, 2007 we reduced our exposure to interest rate fluctuations on our notes by entering into the Swap. The Swap has a notional amount of $185 million with a fixed rate of 5.21% instead of LIBOR thereby effectively converting the floating rate notes to a fixed rate obligation of 12.46%.  The Swap will expire on April 15, 2010.  On the interest payment dates of the notes, the difference between LIBOR and 5.21% will be settled in cash.  As of  December 31, 2008 the fair market value of the Swap as valued by Wachovia was a $7.3 million liability.  Our obligation under the Swap is secured by the collateral securing our Amended and Restated Credit Facility.  As of December 31, 2008, based upon our variable interest rate borrowings, a 100 basis point increase in interest rates, applied to our maximum variable rate borrowings, would have no material effect on interest expense or corresponding cash flows until periods commencing April 16, 2010.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008.

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

By letter dated August 31, 2007, Fiore Bus Service, Inc., a subsidiary of the Company, was notified by the US Environmental Protection Agency, or EPA, of a potential liability in connection with the remediation of the Sutton Brook Disposal Area Superfund site in Tewksbury, Massachusetts. EPA estimated in Fall 2007 that the cost to remediate this site is approximately $30 million and is seeking an agreement from the identified potentially responsible parties, or PRPs, including Fiore, to undertake the remediation of the site and has also demanded reimbursement of EPA's expenses and oversight costs, which EPA stated in its August 2007 letter to be approximately $5.2 million for work performed to date. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, persons who are identified as PRPs such as Fiore may be subject to strict, joint and several liability for the entire cost of cleaning up environmental contamination at sites where hazardous substances have been released. The Company had acquired Fiore in 1998 and the allegations regarding Fiore relate to events which occurred during the 1980s. The Company has taken the position that any liability Fiore may have had regarding the remediation of the Sutton Brook site was discharged in its Chapter 11 bankruptcy reorganization.  While Fiore intends to pursue this defense vigorously and believes that its ultimate allocation of costs for this site, if any, should not be material, we can offer no assurance that the bankruptcy defense will be upheld in court or that Fiore's share of any liability will not be material.

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

The Company believes that borrowings under the Amended and Restated Credit Facility together with its existing cash and cash flow from operations will not be sufficient to fund the Company’s anticipated liquidity requirements for the next year and the Company  needs to pursue additional funding alternatives, including the potential sale of certain assets or operations, in order to fund its liquidity requirements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits
The following documents are filed as Exhibits to this report:

Exhibit No.	Description
10.1	New York City Transit Contract #07H9751C, by and between New York City Transit Authority and Atlantic Paratrans of NYC, Inc.
10.2	New York City Transit Authority Contract Modification / Change Order dated December 19, 2008
10.3	Amendment No. 4 to Third Amended and Restated Loan and Security Agreement, dated February 17, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Atlantic Express Transportation Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC EXPRESS TRANSPORTATION CORP.

Date: February 23, 2009	By:	/s/ Domenic Gatto
Domenic Gatto
Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2009	By:	/s/ Nathan Schlenker
Nathan Schlenker
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	New York City Transit Contract #07H9751C, by and between New York City Transit Authority and Atlantic Paratrans of NYC, Inc.
10.2	New York City Transit Authority Contract Modification / Change Order dated December 19, 2008
10.3	Amendment No. 4 to Third Amended and Restated Loan and Security Agreement, dated February 17, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer